Form 10-Q
period 2018-06-30
TRINITY INDUSTRIES INC
filed 2018-07-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 13, 2018 the number of shares of common stock outstanding was 147,714,883.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues:
Manufacturing	$729.1	$713.6	$1,386.1	$1,412.3
Leasing	213.2	191.9	387.5	370.5
	942.3	905.5	1,773.6	1,782.8
Operating costs:
Cost of revenues:
Manufacturing	599.6	590.1	1,136.3	1,166.7
Leasing	118.5	92.2	211.9	175.8
	718.1	682.3	1,348.2	1,342.5
Selling, engineering, and administrative expenses:
Manufacturing	54.4	61.5	107.6	118.1
Leasing	12.6	13.1	24.8	23.9
Other	43.4	38.4	82.9	73.5
	110.4	113.0	215.3	215.5
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	9.5	23.7	11.6	23.7
Other	2.2	0.7	2.4	2.0
	11.7	24.4	14.0	25.7
Total operating profit	125.5	134.6	224.1	250.5
Other (income) expense:
Interest income	(3.7)	(2.3)	(7.6)	(4.0)
Interest expense	43.8	45.7	90.1	90.7
Other, net	(0.7)	(0.1)	(0.9)	—
	39.4	43.3	81.6	86.7
Income before income taxes	86.1	91.3	142.5	163.8
Provision for income taxes	20.6	37.3	35.4	58.1
Net income	65.5	54.0	107.1	105.7
Net income attributable to noncontrolling interest	1.4	2.9	2.8	8.6
Net income attributable to Trinity Industries, Inc.	$64.1	$51.1	$104.3	$97.1

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.43	$0.34	$0.70	$0.64
Diluted	$0.43	$0.33	$0.68	$0.63
Weighted average number of shares outstanding:
Basic	146.2	149.1	146.7	148.9
Diluted	147.0	151.0	150.2	151.0
Dividends declared per common share	$0.13	$0.13	$0.26	$0.24
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$65.5	$54.0	$107.1	$105.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of $(0.2), $-, $-, and $-	(0.9)	(0.2)	(0.1)	(0.2)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $(0.2), $-, $0.1, and $(0.3)	0.3	1.2	1.3	2.2
Currency translation adjustment	(0.8)	0.5	(1.5)	0.8
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.2, $0.5, $0.6, and $0.9	0.9	0.7	1.7	1.5
	(0.5)	2.2	1.4	4.3
Comprehensive income	65.0	56.2	108.5	110.0
Less: comprehensive income attributable to noncontrolling interest	1.8	3.6	3.6	10.1
Comprehensive income attributable to Trinity Industries, Inc.	$63.2	$52.6	$104.9	$99.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$612.7	$778.6
Short-term marketable securities	25.0	319.5
Receivables, net of allowance	356.1	369.7
Income tax receivable	34.6	29.0
Inventories:
Raw materials and supplies	300.4	296.7
Work in process	149.2	179.0
Finished goods	136.8	164.9
	586.4	640.6
Restricted cash, including partially-owned subsidiaries of $42.0 and $62.9	142.2	195.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,005.7 and $1,985.9	8,864.1	8,385.2
Less accumulated depreciation, including partially-owned subsidiaries of $444.6 and $418.0	(2,375.9)	(2,250.5)
	6,488.2	6,134.7
Goodwill	789.4	780.3
Other assets	320.1	295.6
	$9,354.7	$9,543.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$205.3	$175.4
Accrued liabilities	435.0	440.0
Debt:
Recourse	424.4	866.8
Non-recourse:
Wholly-owned subsidiaries	1,473.0	1,024.8
Partially-owned subsidiaries	1,329.9	1,350.8
	3,227.3	3,242.4
Deferred income	19.1	20.5
Deferred income taxes	734.0	743.2
Other liabilities	66.2	63.7
	4,686.9	4,685.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.5	1.6
Capital in excess of par value	237.2	482.5
Retained earnings	4,203.4	4,123.4
Accumulated other comprehensive loss	(122.9)	(104.8)
Treasury stock	(1.6)	(1.6)
	4,317.6	4,501.1
Noncontrolling interest	350.2	356.9
	4,667.8	4,858.0
	$9,354.7	$9,543.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Operating activities:
Net income	$107.1	$105.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152.6	146.5
Stock-based compensation expense	19.0	13.8
Provision for deferred income taxes	36.2	116.4
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(11.6)	(23.7)
Gains on dispositions of property and other assets	(2.4)	(2.0)
Non-cash interest expense	12.6	14.7
Other	(0.7)	(0.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	31.8	(52.8)
(Increase) decrease in inventories	26.1	39.6
(Increase) decrease in other assets	(26.4)	(0.9)
Increase (decrease) in accounts payable	29.9	11.0
Increase (decrease) in accrued liabilities	(27.8)	(4.9)
Increase (decrease) in other liabilities	1.9	(26.7)
Net cash provided by operating activities	348.3	336.1

Investing activities:
(Increase) decrease in short-term marketable securities	294.5	55.1
Proceeds from dispositions of property and other assets	5.5	6.0
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	56.4	92.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $24.8 and $5.6	(503.2)	(271.6)
Capital expenditures – manufacturing and other	(33.9)	(43.4)
Acquisitions, net of cash acquired	(25.0)	(5.3)
Other	1.3	(2.1)
Net cash required by investing activities	(204.4)	(168.9)

Financing activities:
Payments to retire debt	(674.6)	(98.3)
Proceeds from issuance of debt	478.0	299.4
Shares repurchased	(102.2)	(41.9)
Dividends paid to common shareholders	(39.3)	(33.5)
Purchase of shares to satisfy employee tax on vested stock	(11.3)	(14.0)
Distributions to noncontrolling interest	(10.3)	(16.9)
Other	(3.1)	(0.1)
Net cash (required) provided by financing activities	(362.8)	94.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	(218.9)	261.9
Cash, cash equivalents, and restricted cash at beginning of period	973.8	741.6
Cash, cash equivalents, and restricted cash at end of period	$754.9	$1,003.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Cumulative effect of adopting accounting standards (see Note 1)	—	—	—	14.7	(18.7)	—	—	(4.0)	—	(4.0)
Net income	—	—	—	104.3	—	—	—	104.3	2.8	107.1
Other comprehensive income	—	—	—	—	0.6	—	—	0.6	0.8	1.4
Cash dividends on common stock	—	—	—	(39.0)	—	—	—	(39.0)	—	(39.0)
Restricted shares, net	0.2	—	22.3	—	—	(0.4)	(14.7)	7.6	—	7.6
Shares repurchased	—	—	—	—	—	(3.0)	(100.1)	(100.1)	—	(100.1)
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(10.3)	(10.3)
Retirement of treasury stock	(3.4)	—	(114.8)	—	—	3.4	114.8	—	—	—
Redemption of convertible subordinated notes (see Note 11)	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Other	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2018	147.7	$1.5	$237.2	$4,203.4	$(122.9)	(0.1)	$(1.6)	$4,317.6	$350.2	$4,667.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2018, and the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the six months ended June 30, 2018 may not be indicative of expected results of operations for the year ending December 31, 2018. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2017.
Stockholders' Equity
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,451,171 and 2,970,674 shares, respectively, were repurchased during the three and six months ended June 30, 2018, at a cost of approximately $50.1 million and $100.1 million, respectively, leaving a remaining authorization of $400.0 million. Certain shares of stock repurchased during June 2018, totaling $3.8 million, were cash settled in July 2018 in accordance with normal settlement practices. Under the Company's previous program that expired on December 31, 2017, 1,942,200 shares were repurchased during the three and six months ended June 30, 2017, at a cost of approximately $52.4 million.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of principal activities from which the Company generates its revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. For a further discussion regarding the Company’s reportable segments, see Note 4 Segment Information.
Rail Group
The Rail Group recognizes revenue when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain long-term contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are constrained and we do not estimate these amounts prior to the time the railcar is delivered, at which time the pricing becomes fixed.
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
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2018 and the percentage of the outstanding performance obligations as of June 30, 2018 expected to be delivered during the remainder of 2018:

	Unsatisfied performance obligations at June 30, 2018
	Total Amount	Percent expected to be delivered in 2018
	(in millions)
Rail Group:
Railcars:
External Customers	$1,922.8
Leasing Group	741.5
	$2,664.3	34%
Components and maintenance services	$66.4	63%

Inland Barge Group	$198.4	44%

Energy Equipment Group:
Wind towers and utility structures	$780.1	37%
Other	$53.2	86%

Railcar Leasing and Management Services Group	$124.7	10%
The remainder of the unsatisfied performance obligations for the Rail Group are expected to be delivered through 2023. The remainder of the unsatisfied performance obligations for the Inland Barge Group and wind towers and utility structures are expected to be delivered through 2020. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2024. Substantially all other unsatisfied performance obligations beyond 2018 are expected to be delivered during 2019.
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
Recent Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") which provides common revenue recognition guidance for U.S. generally accepted accounting principles. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to retained earnings of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported under ASC Topic 605.
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

The following tables summarize the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements as of June 30, 2018 and for the three and six months then ended:

	As Reported	Adjustments	Balance without adjustment for adoption of ASU 2014-09
	(in millions)
Consolidated Statement of Operations
For the three months ended June 30, 2018:
Revenues - manufacturing	$729.1	$(3.3)	$725.8
Cost of revenues - manufacturing	599.6	(2.9)	596.7
Operating profit	125.5	(0.4)	125.1
Income before income taxes	86.1	(0.4)	85.7
Provision for income taxes	20.6	(0.1)	20.5
Net income	65.5	(0.3)	65.2
Net income attributable to Trinity Industries, Inc.	64.1	(0.3)	63.8

For the six months ended June 30, 2018:
Revenues - manufacturing	$1,386.1	14.7	1,400.8
Cost of revenues - manufacturing	1,136.3	11.1	1,147.4
Operating profit	224.1	3.6	227.7
Income before income taxes	142.5	3.6	146.1
Provision for income taxes	35.4	0.8	36.2
Net income	107.1	2.8	109.9
Net income attributable to Trinity Industries, Inc.	104.3	2.8	107.1

Consolidated Balance Sheet
Receivables, net of allowance	$356.1	$(12.0)	$344.1
Inventories:
Raw materials and supplies	300.4	—	300.4
Work in process	149.2	15.7	164.9
Finished goods	136.8	0.8	137.6

Accrued liabilities	435.0	(4.3)	430.7
Deferred income taxes	734.0	2.0	736.0
Retained earnings	4,203.4	6.8	4,210.2

Consolidated Statement of Cash Flows
For the six months ended June 30, 2018:
Operating activities:
Net income	$107.1	$2.8	$109.9
Provision for deferred income taxes	36.2	0.8	37.0
(Increase) decrease in receivables	31.8	4.1	35.9
(Increase) decrease in inventories	26.1	11.1	37.2
Increase (decrease) in accrued liabilities	(27.8)	(18.8)	(46.6)
Net cash provided by operating activities	348.3	—	348.3
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. We are continuing to assess the potential effects of the new standard, including its effects on our consolidated financial statements.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (“ASU 2018-02”) which gives entities the option to reclassify from Accumulated Other Comprehensive Loss ("AOCL") to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act (the"Act") enacted on December 22, 2017. ASU 2018-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL, increasing retained earnings by $18.7 million for the six months ended June 30, 2018.
Reclassifications
Certain prior year balances have been reclassified in the Notes to Consolidated Financial Statements to conform to the 2018 presentation.

Note 2. Acquisitions and Divestitures
In March 2018, we completed the acquisition of certain assets of an inland barge business which was recorded as a business combination, based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
In May 2017, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group. The purchase price of the acquisition was not significant.
There was no divestiture activity for the three and six months ended June 30, 2018 and 2017.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2018
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$456.9	$—	$—	$456.9
Restricted cash	142.2	—	—	142.2
Equity instruments(1)	—	1.3	—	1.3
Interest rate hedge(1)	—	2.7	—	2.7
Total assets	$599.1	$4.0	$—	$603.1

	Fair Value Measurement as of December 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$113.1	$—	$—	$113.1
Restricted cash	195.2	—	—	195.2
Equity instruments(1)	—	1.3	—	1.3
Interest rate hedge(1)	—	1.6	—	1.6
Total assets	$308.3	$2.9	$—	$311.2
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$384.2	$399.7	$400.3
Convertible subordinated notes	—	—	449.4	715.0
Less: unamortized discount	—		(8.2)
	—		441.2
Capital lease obligations	26.8	26.8	28.3	28.3
Other	0.4	0.4	0.5	0.5
	426.9	411.4	869.7	1,144.1
Less: unamortized debt issuance costs	(2.5)		(2.9)
	424.4		866.8
Non-recourse:
2006 secured railcar equipment notes	147.0	152.0	158.5	165.7
2009 secured railcar equipment notes	163.3	177.2	166.2	169.6
2010 secured railcar equipment notes	261.7	266.9	266.9	281.9
2017 promissory notes	286.0	286.0	293.6	293.6
2018 secured railcar equipment notes	482.2	487.0	—	—
TILC warehouse facility	151.1	151.1	150.7	150.7
TRL 2012 secured railcar equipment notes	392.3	369.6	402.8	390.4
TRIP Master Funding secured railcar equipment notes	951.2	974.7	962.5	1,007.6
	2,834.8	2,864.5	2,401.2	2,459.5
Less: unamortized debt issuance costs	(31.9)		(25.6)
	2,802.9		2,375.6
Total	$3,227.3	$3,275.9	$3,242.4	$3,603.6
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of June 30, 2018 and December 31, 2017 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, and 2018 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2018 and December 31, 2017 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information
The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products, trench shields, shoring products, and services for infrastructure-related projects, and produces and sells construction aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, storage and distribution containers, and tank heads for pressure and non-pressure vessels; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended June 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$483.8
Components and maintenance services			91.4
Rail Group	$346.9	$228.3	575.2	$57.7

Highway products			71.7
Construction aggregates			61.1
Other			22.8
Construction Products Group	153.4	2.2	155.6	31.4

Inland Barge Group	42.9	—	42.9	2.9

Wind towers and utility structures			133.0
Other			66.3
Energy Equipment Group	183.9	15.4	199.3	13.1

Leasing and management			184.2
Sales of leased railcars owned one year or less at the time of sale			29.2
Railcar Leasing and Management Services Group	213.2	0.2	213.4	91.8

All Other	2.0	21.3	23.3	(3.0)

Segment Totals before Eliminations and Corporate	942.3	267.4	1,209.7	193.9
Corporate	—	—	—	(43.4)
Eliminations – Lease subsidiary	—	(228.3)	(228.3)	(24.5)
Eliminations – Other	—	(39.1)	(39.1)	(0.5)
Consolidated Total	$942.3	$—	$942.3	$125.5
Three Months Ended June 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$407.3
Components and maintenance services			58.6
Rail Group	$335.4	$130.5	465.9	$36.7

Highway products			65.6
Construction aggregates			52.2
Other			13.5
Construction Products Group	130.7	0.6	131.3	22.2

Inland Barge Group	33.5	—	33.5	0.5

Wind towers and utility structures			166.5
Other			72.0
Energy Equipment Group	212.2	26.3	238.5	24.1

Leasing and management			185.0
Sales of leased railcars owned one year or less at the time of sale			7.1
Railcar Leasing and Management Services Group	191.9	0.2	192.1	110.8

All Other	1.8	20.9	22.7	(5.7)

Segment Totals before Eliminations and Corporate	905.5	178.5	1,084.0	188.6
Corporate	—	—	—	(38.4)
Eliminations – Lease subsidiary	—	(130.6)	(130.6)	(14.4)
Eliminations – Other	—	(47.9)	(47.9)	(1.2)
Consolidated Total	$905.5	$—	$905.5	$134.6

Six Months Ended June 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$1,004.9
Components and maintenance services			168.8
Rail Group	$649.3	$524.4	1,173.7	$116.6

Highway products			126.5
Construction aggregates			113.7
Other			40.4
Construction Products Group	276.8	3.8	280.6	50.8

Inland Barge Group	73.7	—	73.7	2.2

Wind towers and utility structures			280.5
Other			145.5
Energy Equipment Group	383.1	42.9	426.0	34.4

Leasing and management			358.8
Sales of leased railcars owned one year or less at the time of sale			29.2
Railcar Leasing and Management Services Group	387.5	0.5	388.0	162.9

All Other	3.2	44.9	48.1	(6.3)

Segment Totals before Eliminations and Corporate	1,773.6	616.5	2,390.1	360.6
Corporate	—	—	—	(82.9)
Eliminations – Lease subsidiary	—	(524.4)	(524.4)	(53.2)
Eliminations – Other	—	(92.1)	(92.1)	(0.4)
Consolidated Total	$1,773.6	$—	$1,773.6	$224.1
Six Months Ended June 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$832.4
Components and maintenance services			111.8
Rail Group	$621.4	$322.8	944.2	$87.2

Highway products			129.1
Construction aggregates			101.8
Other			23.5
Construction Products Group	251.6	2.8	254.4	37.7

Inland Barge Group	96.2	—	96.2	6.8

Wind towers and utility structures			347.3
Other			146.6
Energy Equipment Group	440.0	53.9	493.9	53.7

Leasing and management			363.9
Sales of leased railcars owned one year or less at the time of sale			7.1
Railcar Leasing and Management Services Group	370.5	0.5	371.0	195.8

All Other	3.1	42.4	45.5	(10.3)

Segment Totals before Eliminations and Corporate	1,782.8	422.4	2,205.2	370.9
Corporate	—	—	—	(73.5)
Eliminations – Lease subsidiary	—	(322.8)	(322.8)	(43.8)
Eliminations – Other	—	(99.6)	(99.6)	(3.1)
Consolidated Total	$1,782.8	$—	$1,782.8	$250.5

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
At June 30, 2018, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $189.6 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$4.8	$—	$632.9	$637.7
Property, plant, and equipment, net	$4,547.1	$1,816.0	$961.5	$7,324.6
Net deferred profit on railcars sold to the Leasing Group				(836.4)
Consolidated property, plant, and equipment, net				$6,488.2
Restricted cash	$100.1	$42.0	$0.1	$142.2
Debt:
Recourse	$26.8	$—	$400.4	$427.2
Less: unamortized discount	—	—	(0.3)	(0.3)
Less: unamortized debt issuance costs	—	—	(2.5)	(2.5)
	26.8	—	397.6	424.4
Non-recourse	1,491.6	1,343.5	—	2,835.1
Less: unamortized discount	(0.3)	—	—	(0.3)
Less: unamortized debt issuance costs	(18.3)	(13.6)	—	(31.9)
	1,473.0	1,329.9	—	2,802.9
Total debt	$1,499.8	$1,329.9	$397.6	$3,227.3
Net deferred tax liabilities	$672.7	$0.8	$40.8	$714.3

	December 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$1,094.8	$1,098.1
Property, plant, and equipment, net	$4,147.5	$1,824.6	$972.7	$6,944.8
Net deferred profit on railcars sold to the Leasing Group				(810.1)
Consolidated property, plant, and equipment, net				$6,134.7
Restricted cash	$132.2	$62.9	$0.1	$195.2
Debt:
Recourse	$28.3	$—	$849.9	$878.2
Less: unamortized discount	—	—	(8.5)	(8.5)
Less: uamortized debt issuance costs	—	—	(2.9)	(2.9)
	28.3	—	838.5	866.8
Non-recourse	1,035.9	1,365.3	—	2,401.2
Less: unamortized debt issuance costs	(11.1)	(14.5)	—	(25.6)
	1,024.8	1,350.8	—	2,375.6
Total debt	$1,053.1	$1,350.8	$838.5	$3,242.4
Net deferred tax liabilities	$653.7	$0.8	$69.4	$723.9

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness. See Note 13 Income Taxes for a discussion of the effects of the Act on net deferred tax liabilities. See Note 19 Financial Statements of Guarantors of the Senior Notes for a discussion of subsidiary guarantees of the Senior Notes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$184.2	$185.0	(0.4)%	$358.8	$363.9	(1.4)%
Sales of railcars owned one year or less at the time of sale	29.2	7.1	*	29.2	7.1	*
Total revenues	$213.4	$192.1	11.1	$388.0	$371.0	4.6

Operating profit:
Leasing and management	$77.9	$85.6	(9.0)	$146.9	$170.6	(13.9)
Railcar sales:
Railcars owned one year or less at the time of sale	4.4	1.5	*	4.4	1.5	*
Railcars owned more than one year at the time of sale	9.5	23.7	*	11.6	23.7	*
Total operating profit	$91.8	$110.8	(17.1)	$162.9	$195.8	(16.8)

Operating profit margin:
Leasing and management	42.3%	46.3%		40.9%	46.9%
Railcar sales	*	*		*	*
Total operating profit margin	43.0%	57.7%		42.0%	52.8%

Selected expense information(1):
Depreciation	$47.0	$43.1	9.0	$92.1	$85.2	8.1
Maintenance and compliance	$25.0	$23.9	4.6	$51.4	$44.4	15.8
Rent	$9.9	$9.9	—	$20.0	$20.0	—
Interest	$32.3	$31.3	3.2	$63.8	$61.9	3.1
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
During the six months ended June 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$29.2	$7.1
Railcars owned more than one year at the time of sale	56.4	92.4
Rail Group	—	—
	$85.6	$99.5

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$258.4	$451.9	$367.7	$261.0	$197.0	$370.4	$1,906.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2018 consisted primarily of non-recourse debt. As of June 30, 2018, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $2,311.7 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $40.0 million securing capital lease obligations. The net book value of unpledged equipment at June 30, 2018 was $2,169.8 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,269.2 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $546.8 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts is considered to be the primary beneficiary of the Trust and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, are not included as part of the consolidated financial statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and the remaining Trusts, the Leasing Group has the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars for $223.6 million. The purchase option is for January 2019, however may be accelerated into the fourth quarter of 2018.
These Leasing Group subsidiaries had total assets as of June 30, 2018 of $138.9 million, including cash of $48.6 million and railcars of $62.9 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$14.6	$28.8	$26.1	$26.1	$24.9	$93.1	$213.6
Future contractual minimum rental revenues of Trusts’ railcars	$20.9	$29.7	$19.8	$14.5	$9.9	$8.1	$102.9

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining six months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations	$5.9	$9.7	$7.7	$7.6	$6.8	$7.1	$44.8
Future contractual minimum rental revenues	$5.6	$8.6	$5.7	$3.9	$3.2	$1.3	$28.3
Operating lease obligations totaling $3.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2018. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.3)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.4	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.5	$4.7
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.4
Open hedge:
2017 promissory notes	$171.6	3.00%	$2.7	$(0.4)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2018	2017	2018	2017
	(in millions)

2006 secured railcar equipment notes	$—	$—	$(0.1)	$(0.1)	$(0.1)
TRIP Holdings warehouse loan	$0.5	$1.1	$1.2	$2.3	$2.0
TRIP Master Funding secured railcar equipment notes	$—	$0.1	$0.1	$0.3	$0.2
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized to interest expense over the term of the related debt.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the twelve months following June 30, 2018.
In May 2018, Trinity Rail Leasing 2018 LLC ("TRL-2018") purchased an interest rate swaption derivative for $1.4 million to hedge the risk of potential interest rate increases prior to the TRL-2018 debt issuance. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating profit for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2018 for these instruments was not significant.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in millions)
Manufacturing/Corporate:
Land	$121.9	$122.1
Buildings and improvements	670.6	668.1
Machinery and other	1,247.1	1,223.6
Construction in progress	37.5	32.6
	2,077.1	2,046.4
Less accumulated depreciation	(1,115.6)	(1,073.7)
	961.5	972.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	5,461.2	4,995.7
	5,471.9	5,006.4
Less accumulated depreciation	(924.8)	(858.9)
	4,547.1	4,147.5
Partially-owned subsidiaries:
Equipment on lease	2,340.7	2,317.7
Less accumulated depreciation	(524.7)	(493.1)
	1,816.0	1,824.6

Deferred profit on railcars sold to the Leasing Group	(1,025.6)	(985.2)
Less accumulated amortization	189.2	175.1
	(836.4)	(810.1)
	$6,488.2	$6,134.7

Note 9. Goodwill
Goodwill by segment is as follows:

	June 30, 2018	December 31, 2017
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	136.0	136.0
Inland Barge Group	9.9	—
Energy Equipment Group	507.1	507.9
Railcar Leasing and Management Services Group	1.8	1.8
	$789.4	$780.3
The increase in the Inland Barge Group goodwill during the six months ended June 30, 2018 is due to an acquisition. See Note 2 Acquisitions and Divestitures. Changes in goodwill in the Energy Equipment Group during the six months ended June 30, 2018 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$12.2	$14.0	$12.7	$15.7
Warranty costs incurred	(1.1)	(2.4)	(2.6)	(4.1)
Warranty originations and revisions	1.8	4.0	3.1	4.8
Warranty expirations	—	(0.8)	(0.3)	(1.6)
Ending balance	$12.9	$14.8	$12.9	$14.8

Note 11. Debt
The following table summarizes the components of debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.3	399.7	399.7
Convertible subordinated notes, net of unamortized discount of $- and $8.2	—	441.2
Other	0.4	0.5
	400.1	841.4
Less: unamortized debt issuance costs	(2.5)	(2.9)
	397.6	838.5
Leasing – Recourse:
Capital lease obligations	26.8	28.3
Total recourse debt	424.4	866.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	147.0	158.5
2009 secured railcar equipment notes	163.3	166.2
2010 secured railcar equipment notes	261.7	266.9
2017 promissory notes	286.0	293.6
2018 secured railcar equipment notes, net of unamortized discount of $0.3 and $-	482.2	—
TILC warehouse facility	151.1	150.7
	1,491.3	1,035.9
Less: unamortized debt issuance costs	(18.3)	(11.1)
	1,473.0	1,024.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	392.3	402.8
TRIP Master Funding secured railcar equipment notes	951.2	962.5
	1,343.5	1,365.3
Less: unamortized debt issuance costs	(13.6)	(14.5)
	1,329.9	1,350.8
Total non–recourse debt	2,802.9	2,375.6
Total debt	$3,227.3	$3,242.4
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of June 30, 2018, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2018, or during the six month period then ended. Of the outstanding letters of credit as of June 30, 2018, substantially all are expected to expire in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2018, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
The Company's Convertible Subordinated Notes due 2036 (the “Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. On April 23, 2018, the Company issued a Notice of Redemption with respect to the Notes to redeem the Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018. In connection therewith, the Company also announced that holders of the Notes would have the right to convert their Notes into the Company’s common stock subject to certain terms, conditions and adjustments specified in the Notes and the indenture pursuant to which the Notes were issued, no later than May 30, 2018 (the “Conversion Deadline”), at a current conversion rate equivalent to 41.4390 shares per each $1,000 principal amount of the Notes. Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to the Conversion Deadline, holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. As of July 3, 2018, the Company had completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.
The Notes were originally recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option at the time of issuance as borrowing costs. As of December 31, 2017, capital in excess of par value included $92.5 million related to the estimated value of the Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet was amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Notes. Upon redemption of the Notes, a charge to capital in excess of par value in the amount of $152.9 million, net of tax, was recorded equal to the redemption amount in excess of the par value of the Notes representing the fair value of the conversion option redeemed.
Total interest expense recognized on the Notes for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Coupon rate interest	$2.8	$4.3	$7.2	$8.7
Amortized debt discount	3.3	4.6	8.2	9.1
	$6.1	$8.9	$15.4	$17.8
See Note 17 Earnings Per Common Share for an explanation of the effects of the Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $151.1 million in outstanding borrowings as of June 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $598.9 million was available as of June 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.74% at June 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million in Secured Railcar Equipment Notes ("the TRL-2018 Secured Railcar Equipment Notes"). The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of TRL-2018's Series 2018-1 Class A-1 Secured Railcar Equipment Notes (the "Class A-1 Notes"), and (ii) an aggregate principal amount of $282.5 million of TRL-2018's Series 2018-1 Class A-2 Secured Railcar Equipment Notes (the “Class A-2 Notes”). The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K.
The remaining principal payments under existing debt agreements as of June 30, 2018, are as follows:

	Remaining six months of 2018	2019	2020	2021	2022	Thereafter
	(in millions)
Recourse:
Corporate	$0.1	$0.1	$0.2	$—	$—	$400.0
Leasing – capital lease obligations (Note 6)	1.9	24.9	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	13.9	28.0	29.8	29.2	29.9	16.2
2009 secured railcar equipment notes	3.6	11.2	6.6	13.4	14.1	114.4
2010 secured railcar equipment notes	4.7	7.6	14.2	20.1	21.0	194.1
2017 promissory notes	7.6	15.1	15.1	15.1	15.1	218.0
2018 secured railcar equipment notes	10.0	20.0	20.0	20.0	20.0	392.5
TILC warehouse facility	3.1	6.1	6.1	6.1	1.5	—
Facility termination payments - TILC warehouse facility	—	—	—	—	128.2	—
TRL 2012 secured railcar equipment notes	11.8	21.9	19.3	19.9	19.6	299.8
TRIP Master Funding secured railcar equipment notes	9.0	23.8	32.9	40.4	41.8	803.3
Total principal payments	$65.7	$158.7	$144.2	$164.2	$291.2	$2,438.3

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency exchange transactions	$1.3	$(0.3)	$2.2	$1.3
Gain on equity investments	(0.4)	—	(0.3)	—
Pension cost	(1.2)	(0.6)	(2.3)	(1.3)
Other	(0.4)	0.8	(0.5)	—
Other, net	$(0.7)	$(0.1)	$(0.9)	$—
Pension cost, previously included in operating profit, represents the non-service cost components of pension cost as a result of the adoption of ASU 2017-07. See Note 1 Summary of Significant Accounting Policies. Other for the three and six months ended June 30, 2018 includes $0.2 million in income and $0.1 million in expense related to the change in fair value of certain equity instruments. Other for the three and six months ended June 30, 2017 includes $1.5 million and $1.1 million, respectively, in expense related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	1.8	1.5	1.8	1.5
Changes in state tax laws	2.0	0.1	1.2	—
Noncontrolling interest in partially-owned subsidiaries	(0.2)	(0.7)	(0.1)	(0.6)
Changes in valuation allowance and reserves	0.2	0.2	1.0	0.2
Settlements with tax authorities	—	—	—	(3.5)
Equity compensation	(3.3)	3.0	(2.1)	1.5
Other, net	2.4	1.8	2.0	1.4
Effective rate	23.9%	40.9%	24.8%	35.5%
Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax benefits or deficiencies related to equity compensation, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. During the six months ended June 30, 2018, we adjusted our initial assessment of the tax effects of the Act to record an additional benefit related to the transition tax. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts in future periods of 2018.The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized an additional provisional net expense of $0.2 million and benefit of $0.3 million, respectively, for the three and six months ended June 30, 2018, which is included as a component of income tax expense. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
Taxing authority examinations
The 2014-2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2017 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Beginning balance	$8.2	$28.2
Additions for tax positions of prior years	1.6	0.1
Settlements	(1.5)	(23.3)
Ending balance	$8.3	$5.0
Additions for tax positions related to prior years of $1.6 million and $0.1 million recorded in the six months ended June 30, 2018 and 2017, respectively, are due to a state filing position. Settlements during the six months ended June 30, 2018 were related to state tax audits while settlements during the six months ended June 30, 2017 were due to the resolution of our 2006-2009 income tax years.

The total amount of unrecognized tax benefits including interest and penalties at June 30, 2018 and 2017, that would affect the Company’s overall effective tax rate if recognized was $10.4 million and $5.3 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $5.2 million by June 30, 2019, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2018 and December 31, 2017 was $4.3 million and $4.1 million, respectively. Income tax expense included zero and a decrease of $0.2 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2018, respectively. Income tax expense included an increase of $0.1 million and a decrease of $5.3 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2017, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Expense Components
Service cost	$0.1	$0.1	$0.1	$0.2
Interest	4.6	4.9	9.1	9.8
Expected return on plan assets	(6.9)	(6.8)	(13.7)	(13.6)
Amortization of actuarial loss	1.1	1.2	2.3	2.4
Defined benefit expense	(1.1)	(0.6)	(2.2)	(1.2)
Profit sharing	4.4	3.8	8.8	7.8
Multiemployer plan	0.5	0.4	1.1	1.0
Net expense	$3.8	$3.6	$7.7	$7.6
Trinity contributed $3.0 million and $3.7 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2018, respectively. Trinity contributed $0.9 million and $0.9 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2017, respectively. Total contributions to the Company's defined benefit pension plans in 2018 are expected to be approximately $18.4 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $1.1 million to the multiemployer plan for the three and six months ended June 30, 2018, respectively. The Company contributed $0.3 million and $0.9 million to the multiemployer plan for the three and six months ended June 30, 2017, respectively. Total contributions to the multiemployer plan for 2018 are expected to be approximately $2.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in AOCL for the six months ended June 30, 2018 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2017	$(22.4)	$0.3	$(82.7)	$(104.8)
Other comprehensive loss, net of tax, before reclassifications	(1.5)	(0.1)	—	(1.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $-, $0.1, $(0.6), and $(0.5)	—	1.3	1.7	3.0
Less: noncontrolling interest	—	(0.8)	—	(0.8)
Other comprehensive income (loss)	(1.5)	0.4	1.7	0.6
Cumulative effect of adopting accounting standard (see Note 1)	(0.2)	0.1	(18.6)	(18.7)
Balances at June 30, 2018	$(24.1)	$0.8	$(99.6)	$(122.9)
See Note 7 Derivative Instruments for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense.
Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $10.7 million and $19.0 million for the three and six months ended June 30, 2018, respectively. Stock-based compensation totaled approximately $8.6 million and $16.2 million for the three and six months ended June 30, 2017, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.0 million and 5.9 million shares for the three and six months ended June 30, 2018, respectively. Total weighted average restricted shares and antidilutive stock options were 6.6 million and 6.5 million shares for the three and six months ended June 30, 2017, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$64.1			$51.1
Unvested restricted share participation	(1.1)			(1.1)
Net income attributable to Trinity Industries, Inc. – basic	63.0	146.2	$0.43	50.0	149.1	$0.34
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.8		—	0.3
Convertible subordinated notes	—	—		—	1.6
Net income attributable to Trinity Industries, Inc. – diluted	$63.0	147.0	$0.43	$50.0	151.0	$0.33

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$104.3			$97.1
Unvested restricted share participation	(1.9)			(2.3)
Net income attributable to Trinity Industries, Inc. – basic	102.4	146.7	$0.70	94.8	148.9	$0.64
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.8		—	0.4
Convertible subordinated notes	—	2.7		—	1.7
Net income attributable to Trinity Industries, Inc. – diluted	$102.4	150.2	$0.68	$94.8	151.0	$0.63

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
State, county, and municipal actions
Mr. Harman has also filed thirteen separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the Nevada False Claims Act (State of Nevada ex rel. Joshua M. Harman V. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada). In each of these thirteen cases, Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General who intervened in the Virginia matter. At this time, the above-referenced state qui tam cases, with the exception of the Nevada and the Massachusetts state qui tam cases, are stayed.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. On December 18, 2017, the Company and Trinity Highway Products filed a petition for permission to appeal the Order of Class Certification in the Missouri Court of Appeals for the Western District. On March 6, 2018, the Missouri Court of Appeals denied Trinity's petition for permission to appeal the Order of Class Certification. On March 15, 2018, the Company and Trinity Highway Products filed a Petition for Writ of Prohibition with the Missouri Supreme Court, seeking review of the Order of Class Certification. On May 1, 2018, the Missouri Supreme Court denied Trinity's Petition for Writ of Prohibition seeking review of the Order of Class Certification.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $5.1 million to $26.4 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At June 30, 2018, total accruals of $23.0 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $3.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
As of June 30, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $110.7 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $4,182.3 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $311.3 million of assets located in foreign locations. As of December 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $143.0 million of restricted cash that was not available for distribution to the Parent, $3,509.1 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $317.3 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$549.3	$524.1	$(131.1)	$942.3
Cost of revenues	0.5	453.2	404.0	(139.6)	718.1
Selling, engineering, and administrative expenses	41.5	34.9	34.0	—	110.4
Gains on dispositions of property	1.3	7.6	2.8	—	11.7
	40.7	480.5	435.2	(139.6)	816.8
Operating profit (loss)	(40.7)	68.8	88.9	8.5	125.5
Other (income) expense	(0.6)	7.8	32.2	—	39.4
Equity in earnings of subsidiaries, net of taxes	97.4	21.5	—	(118.9)	—
Income before income taxes	57.3	82.5	56.7	(110.4)	86.1
Provision (benefit) for income taxes	(6.8)	17.0	15.4	(5.0)	20.6
Net income	64.1	65.5	41.3	(105.4)	65.5
Net income attributable to noncontrolling interest	—	—	—	1.4	1.4
Net income attributable to controlling interest	$64.1	$65.5	$41.3	$(106.8)	$64.1

Net income	$64.1	$65.5	$41.3	$(105.4)	$65.5
Other comprehensive income (loss)	0.1	—	(0.6)	—	(0.5)
Comprehensive income	64.2	65.5	40.7	(105.4)	65.0
Comprehensive income attributable to noncontrolling interest	—	—	—	1.8	1.8
Comprehensive income attributable to controlling interest	$64.2	$65.5	$40.7	$(107.2)	$63.2

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,032.3	$1,035.1	$(293.8)	$1,773.6
Cost of revenues	0.7	850.0	805.3	(307.8)	1,348.2
Selling, engineering, and administrative expenses	79.3	67.4	68.6	—	215.3
Gains on dispositions of property	1.4	9.5	3.1	—	14.0
	78.6	907.9	870.8	(307.8)	1,549.5
Operating profit (loss)	(78.6)	124.4	164.3	14.0	224.1
Other (income) expense	1.8	15.9	63.9	—	81.6
Equity in earnings of subsidiaries, net of taxes	181.6	46.8	—	(228.4)	—
Income before income taxes	101.2	155.3	100.4	(214.4)	142.5
Provision (benefit) for income taxes	(3.1)	27.4	20.7	(9.6)	35.4
Net income	104.3	127.9	79.7	(204.8)	107.1
Net income attributable to noncontrolling interest	—	—	—	2.8	2.8
Net income attributable to controlling interest	$104.3	$127.9	$79.7	$(207.6)	$104.3

Net income	$104.3	$127.9	$79.7	$(204.8)	$107.1
Other comprehensive income (loss)	0.4	—	1.0	—	1.4
Comprehensive income	104.7	127.9	80.7	(204.8)	108.5
Comprehensive income attributable to noncontrolling interest	—	—	—	3.6	3.6
Comprehensive income attributable to controlling interest	$104.7	$127.9	$80.7	$(208.4)	$104.9

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$564.7	$473.4	$(132.6)	$905.5
Cost of revenues	1.4	455.8	364.6	(139.5)	682.3
Selling, engineering, and administrative expenses	36.0	33.9	43.1	—	113.0
Gains on dispositions of property	0.1	20.9	3.4	—	24.4
	37.3	468.8	404.3	(139.5)	770.9
Operating profit (loss)	(37.3)	95.9	69.1	6.9	134.6
Other (income) expense	5.0	8.6	29.7	—	43.3
Equity in earnings of subsidiaries, net of taxes	103.1	26.1	—	(129.2)	—
Income before income taxes	60.8	113.4	39.4	(122.3)	91.3
Provision (benefit) for income taxes	9.7	31.5	9.8	(13.7)	37.3
Net income	51.1	81.9	29.6	(108.6)	54.0
Net income attributable to noncontrolling interest	—	—	—	2.9	2.9
Net income attributable to controlling interest	$51.1	$81.9	$29.6	$(111.5)	$51.1

Net income	$51.1	$81.9	$29.6	$(108.6)	$54.0
Other comprehensive income (loss)	1.2	—	1.0	—	2.2
Comprehensive income	52.3	81.9	30.6	(108.6)	56.2
Comprehensive income attributable to noncontrolling interest	—	—	—	3.6	3.6
Comprehensive income attributable to controlling interest	$52.3	$81.9	$30.6	$(112.2)	$52.6

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,116.2	$937.2	$(270.6)	$1,782.8
Cost of revenues	3.8	899.5	721.4	(282.2)	1,342.5
Selling, engineering, and administrative expenses	68.9	64.7	81.9	—	215.5
Gains on dispositions of property	0.6	21.0	4.1	—	25.7
	72.1	943.2	799.2	(282.2)	1,532.3
Operating profit (loss)	(72.1)	173.0	138.0	11.6	250.5
Other (income) expense	11.2	15.2	60.3	—	86.7
Equity in earnings of subsidiaries, net of taxes	162.3	43.2	—	(205.5)	—
Income before income taxes	79.0	201.0	77.7	(193.9)	163.8
Provision (benefit) for income taxes	(18.1)	70.5	19.5	(13.8)	58.1
Net income	97.1	130.5	58.2	(180.1)	105.7
Net income attributable to noncontrolling interest	—	—	—	8.6	8.6
Net income attributable to controlling interest	$97.1	$130.5	$58.2	$(188.7)	$97.1

Net income	$97.1	$130.5	$58.2	$(180.1)	$105.7
Other comprehensive income (loss)	2.2	—	2.1	—	4.3
Comprehensive income	99.3	130.5	60.3	(180.1)	110.0
Comprehensive income attributable to noncontrolling interest	—	—	—	10.1	10.1
Comprehensive income attributable to controlling interest	$99.3	$130.5	$60.3	$(190.2)	$99.9

Condensed Consolidating Balance Sheet
June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$590.8	$2.7	$50.7	$(31.5)	$612.7
Short-term marketable securities	25.0	—	—	—	25.0
Receivables, net of allowance	—	159.0	197.6	(0.5)	356.1
Income tax receivable	29.7	—	4.9	—	34.6
Inventory	—	339.7	255.1	(8.4)	586.4
Property, plant, and equipment, net	45.7	2,063.3	4,898.9	(519.7)	6,488.2
Investments in and advances to subsidiaries	5,719.3	3,443.9	352.1	(9,515.3)	—
Restricted cash	—	—	110.7	31.5	142.2
Goodwill and other assets	180.4	592.8	342.7	(6.4)	1,109.5
	$6,590.9	$6,601.4	$6,212.7	$(10,050.3)	$9,354.7
Liabilities:
Accounts payable	$10.5	$68.7	$126.7	$(0.6)	$205.3
Accrued liabilities	247.9	55.1	132.0	—	435.0
Debt	397.2	26.8	2,803.3	—	3,227.3
Deferred income	—	17.8	1.3	—	19.1
Deferred income taxes	—	724.4	28.7	(19.1)	734.0
Advances from subsidiaries	1,203.5	—	—	(1,203.5)	—
Other liabilities	64.0	0.7	1.5	—	66.2
Total stockholders' equity	4,667.8	5,707.9	3,119.2	(8,827.1)	4,667.8
	$6,590.9	$6,601.4	$6,212.7	$(10,050.3)	$9,354.7

Condensed Consolidating Balance Sheet
December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$763.9	$1.6	$65.3	$(52.2)	$778.6
Short-term marketable securities	319.5	—	—	—	319.5
Receivables, net of allowance	1.1	204.2	164.4	—	369.7
Income tax receivable	24.0	—	5.0	—	29.0
Inventory	—	413.6	236.8	(9.8)	640.6
Property, plant, and equipment, net	47.6	2,310.7	4,293.0	(516.6)	6,134.7
Investments in and advances to subsidiaries	5,515.2	3,049.7	255.5	(8,820.4)	—
Restricted cash	—	—	143.0	52.2	195.2
Goodwill and other assets	159.2	590.9	326.3	(0.5)	1,075.9
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2
Liabilities:
Accounts payable	$7.5	$65.9	$102.2	$(0.2)	$175.4
Accrued liabilities	236.5	59.1	144.9	(0.5)	440.0
Debt	838.1	28.3	2,376.0	—	3,242.4
Deferred income	—	19.1	1.4	—	20.5
Deferred income taxes	53.8	683.2	5.9	0.3	743.2
Advances from subsidiaries	775.2	—	—	(775.2)	—
Other liabilities	61.4	0.7	1.6	—	63.7
Total stockholders' equity	4,858.0	5,714.4	2,857.3	(8,571.7)	4,858.0
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$104.3	$127.9	$79.7	$(204.8)	$107.1
Equity in earnings of subsidiaries, net of taxes	(181.6)	(46.8)	—	228.4	—
Other	(12.1)	189.2	90.8	(26.7)	241.2
Net cash provided (required) by operating activities	(89.4)	270.3	170.5	(3.1)	348.3

Investing activities:
(Increase) decrease in short-term marketable securities	294.5	—	—	—	294.5
Proceeds from railcar lease fleet sales owned more than one year	—	700.1	4.0	(647.7)	56.4
Proceeds from dispositions of property and other assets	0.1	1.8	3.6	—	5.5
Capital expenditures – leasing	—	(462.3)	(688.6)	647.7	(503.2)
Capital expenditures – manufacturing and other	(2.6)	(8.7)	(22.6)	—	(33.9)
Acquisitions, net of cash acquired	—	—	(25.0)	—	(25.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	4.9	—	(4.9)	—
Other	—	1.0	0.3	—	1.3
Net cash provided (required) by investing activities	292.0	236.8	(728.3)	(4.9)	(204.4)

Financing activities:
Payments to retire debt	(619.7)	(1.5)	(53.4)	—	(674.6)
Proceeds from issuance of debt	—	—	478.0	—	478.0
Shares repurchased	(102.2)	—	—	—	(102.2)
Dividends paid to common shareholders	(39.3)	—	—	—	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interest	—	—	(10.3)	—	(10.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	4.9	(4.9)	—
Change in intercompany financing between entities	396.8	(504.5)	94.8	12.9	—
Other	—	—	(3.1)	—	(3.1)
Net cash provided (required) by financing activities	(375.7)	(506.0)	510.9	8.0	(362.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(173.1)	1.1	(46.9)	—	(218.9)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$590.8	$2.7	$161.4	$—	$754.9

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$97.1	$130.5	$58.2	$(180.1)	$105.7
Equity in earnings of subsidiaries, net of taxes	(162.3)	(43.2)	—	205.5	—
Other	(11.4)	161.9	88.5	(8.6)	230.4
Net cash provided (required) by operating activities	(76.6)	249.2	146.7	16.8	336.1

Investing activities:
(Increase) decrease in short-term marketable securities	55.1	—	—	—	55.1
Proceeds from railcar lease fleet sales owned more than one year	—	446.2	9.6	(363.4)	92.4
Proceeds from dispositions of property and other assets	—	1.0	5.0	—	6.0
Capital expenditures – leasing	—	(268.2)	(366.8)	363.4	(271.6)
Capital expenditures – manufacturing and other	(5.0)	(7.9)	(30.5)	—	(43.4)
Acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
(Increase) decrease in investment in partially-owned subsidiaries	—	11.2	—	(11.2)	—
Other	—	—	(2.1)	—	(2.1)
Net cash provided (required) by investing activities	50.1	182.3	(390.1)	(11.2)	(168.9)

Financing activities:
Payments to retire debt	—	(1.8)	(96.5)	—	(98.3)
Proceeds from issuance of debt	—	—	299.4	—	299.4
Shares repurchased	(41.9)	—	—	—	(41.9)
Dividends paid to common shareholders	(33.5)	—	—	—	(33.5)
Purchase of shares to satisfy employee tax on vested stock	(14.0)	—	—	—	(14.0)
Distributions to noncontrolling interest	—	—	(16.9)	—	(16.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(11.2)	11.2	—
Change in intercompany financing between entities	362.0	(428.3)	83.2	(16.9)	—
Other	—	—	(0.1)	—	(0.1)
Net cash provided (required) by financing activities	272.6	(430.1)	257.9	(5.7)	94.7

Net increase (decrease) in cash, cash equivalents, and restricted cash	246.1	1.4	14.5	(0.1)	261.9
Cash, cash equivalents, and restricted cash at beginning of period	537.9	5.2	198.4	0.1	741.6
Cash, cash equivalents, and restricted cash at end of period	$784.0	$6.6	$212.9	$—	$1,003.5

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

Executive Summary
In December 2017, the Company announced that its Board of Directors unanimously approved a plan to pursue a spin-off of the Company's infrastructure-related businesses to Trinity stockholders. The separation is planned as a tax-free spin-off transaction to the Company's stockholders for U.S. federal income tax purposes. The transaction is expected to result in two separate public companies: (1) Trinity, the currently existing company, which will be comprised primarily of Trinity’s rail-related businesses and (2) a new infrastructure company, Arcosa, Inc. ("Arcosa"), focused on infrastructure-related products and services.
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
The Company's revenues for the three and six months ended June 30, 2018 were $942.3 million and $1,773.6 million, respectively, representing an increase of 4.1% and a decrease of 0.5%, respectively, compared to the same periods in 2017. Operating profit for the three and six months ended June 30, 2018 totaled $125.5 million and $224.1 million, respectively, representing a decrease of 6.8% and 10.5%, respectively, for the same periods in 2017. Revenues and operating profit in our Rail Group increased for the three and six months ended June 30, 2018, when compared to the prior year periods, as a result of higher railcar deliveries. When compared to the same periods in 2017, revenues and operating profit in our Construction Products Group increased for the three and six months ended June 30, 2018 primarily due to higher volumes in our construction aggregates business in addition to higher revenues resulting from an acquisition. Revenues and operating profit from the Inland Barge Group were higher over the three months ended June 30, 2018 when compared to the same period last year due to increased barge deliveries with lower deliveries resulting in decreased revenues and operating profit over the six months ended June 30, 2018. The Energy Equipment Group recorded lower revenues and operating profit for the three and six months ended June 30, 2018 resulting primarily from lower volumes in our wind towers product line. Revenues from the Leasing Group increased for the three and six months ended June 30, 2018, when compared to the prior year periods, primarily due to increased railcar sales. Operating profit from the Leasing Group decreased for the three and six months ended June 30, 2018 primarily due to lower average rental rates, higher fleet maintenance and compliance costs, and a change in mix of railcars sold from the lease fleet. The effect of the required adoption of new revenue accounting rules effective January 1, 2018 was to increase revenues and operating profit by $3.3 million and $0.4 million, respectively, for the three months ended June 30, 2018 and decrease revenues and operating profit by $14.7 million and $3.6 million, respectively, for the six months ended June 30, 2018. See Note 1 of the Consolidated Financial Statements.
Selling, engineering, and administrative expenses including transaction costs related to the Company's proposed spin-off totaling $10.4 million and $18.3 million, decreased by 2.3% and 0.1%, respectively, for the three and six months ended June 30, 2018, respectively, when compared to the prior year periods primarily resulting from lower litigation-related costs and reduced bad debt expense.
Net income for the three and six months ended June 30, 2018 was $65.5 million and $107.1 million, respectively, compared with $54.0 million and $105.7 million, respectively, for the same periods in 2017. Net income attributable to Trinity Industries, Inc. common stockholders for the three and six months ended June 30, 2018 was $64.1 million and $104.3 million, respectively, compared with $51.1 million and $97.1 million, respectively, for the prior year periods.

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
As of June 30, 2018 and 2017 our unsatisfied performance obligations, or backlog, with respect to railcars in our Rail Group, barges in our Inland Barge Group and wind towers and utility structures in our Energy Equipment Group were as follows:

	June 30, 2018	June 30, 2017
	(in millions)
Rail Group (railcars)
External Customers	$1,922.8	$1,722.0
Leasing Group	741.5	992.8
	$2,664.3	$2,714.8
Inland Barge Group	$198.4	$90.7
Wind towers and utility structures	$780.1	$1,073.9
For the six months ended June 30, 2018, our rail manufacturing businesses received orders for 13,025 railcars, including orders for 4,800 railcars resulting from an extension of the supply agreement with GATX through 2023. The change in unsatisfied performance obligations as of June 30, 2018 compared with June 30, 2017 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders included in unsatisfied performance obligations from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 34% of unsatisfied performance obligations for railcars in the Rail Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2023. Approximately 44% of unsatisfied performance obligations for barges in the Inland Barge Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020. Approximately 37% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020.
During the six months ended June 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$29.2	$7.1
Railcars owned more than one year at the time of sale	56.4	92.4
Rail Group	—	—
	$85.6	$99.5
In March 2018, we completed the acquisition of certain assets of an inland barge business.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $151.1 million in outstanding borrowings as of June 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $598.9 million was available as of June 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.74% at June 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of Class A-1 Notes, and (ii) an aggregate principal amount of $282.5 million of Class A-2 Notes. The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
On April 23, 2018, the Company issued a Notice of Redemption with respect to the Convertible Subordinated Notes due 2036 (the “Notes”) to redeem the Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018. In connection therewith, the Company also announced that holders of the Notes would have the right to convert their Notes into the Company’s common stock subject to certain terms, conditions and adjustments specified in the Notes and the indenture pursuant to which the Notes were issued, no later than May 30, 2018 (the “Conversion Deadline”), at a current conversion rate equivalent to 41.4390 shares per each $1,000 principal amount of the Notes. Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to the Conversion Deadline, holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. As of July 3, 2018, the Company had completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms. In connection with the election to settle the redemption of the Notes entirely with cash, the Company avoided the issuance of up to 5.7 million shares, valued at approximately $198.1 million and representing the amount in excess of par.
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,451,171 and 2,970,674 shares, respectively, were repurchased during the three and six months ended June 30, 2018, at a cost of approximately $50.1 million and $100.1 million, respectively, leaving a remaining authorization of $400.0 million. Certain shares of stock repurchased during June 2018, totaling $3.8 million, were cash settled in July 2018 in accordance with normal settlement practices. Under the Company's previous program that expired on December 31, 2017, 1,942,200 shares were repurchased during the three and six months ended June 30, 2017, at a cost of approximately $52.4 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$346.9	$228.3	$575.2	$335.4	$130.5	$465.9	23.5%
Construction Products Group	153.4	2.2	155.6	130.7	0.6	131.3	18.5%
Inland Barge Group	42.9	—	42.9	33.5	—	33.5	28.1%
Energy Equipment Group	183.9	15.4	199.3	212.2	26.3	238.5	(16.4)%
Railcar Leasing and Management Services Group	213.2	0.2	213.4	191.9	0.2	192.1	11.1%
All Other	2.0	21.3	23.3	1.8	20.9	22.7	2.6%
Segment Totals before Eliminations	942.3	267.4	1,209.7	905.5	178.5	1,084.0	11.6%
Eliminations – Lease subsidiary	—	(228.3)	(228.3)	—	(130.6)	(130.6)
Eliminations – Other	—	(39.1)	(39.1)	—	(47.9)	(47.9)
Consolidated Total	$942.3	$—	$942.3	$905.5	$—	$905.5	4.1%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$649.3	$524.4	$1,173.7	$621.4	$322.8	$944.2	24.3%
Construction Products Group	276.8	3.8	280.6	251.6	2.8	254.4	10.3
Inland Barge Group	73.7	—	73.7	96.2	—	96.2	(23.4)
Energy Equipment Group	383.1	42.9	426.0	440.0	53.9	493.9	(13.7)
Railcar Leasing and Management Services Group	387.5	0.5	388.0	370.5	0.5	371.0	4.6
All Other	3.2	44.9	48.1	3.1	42.4	45.5	5.7
Segment Totals before Eliminations	1,773.6	616.5	2,390.1	1,782.8	422.4	2,205.2	8.4
Eliminations – Lease subsidiary	—	(524.4)	(524.4)	—	(322.8)	(322.8)
Eliminations – Other	—	(92.1)	(92.1)	—	(99.6)	(99.6)
Consolidated Total	$1,773.6	$—	$1,773.6	$1,782.8	$—	$1,782.8	(0.5)
Our revenues for the three and six months ended June 30, 2018 increased by 4.1% and decreased by 0.5%, respectively, from the prior year periods. Revenues from our Rail Group increased for the three and six months ended June 30, 2018 primarily as a result of higher railcar deliveries to our Leasing Group as well as external customers. Revenues from our Construction Products Group increased for the three and six months ended June 30, 2018 primarily due to higher volumes in our construction aggregates business and higher volumes in the Group's other businesses primarily as a result of our trench shoring products acquisition in 2017. Increased barge deliveries resulted in higher revenues in our Inland Barge Group for the three months ended June 30, 2018 with reduced barge deliveries leading to lower revenues for the six months ended June 30, 2018. Revenues in our Energy Equipment Group were lower for the three months ended June 30, 2018 primarily due to reduced volumes in our wind towers product line and lower pricing in our utility structures product line. For the six months ended June 30, 2018, revenues for the Energy Equipment Group decreased primarily as a result of lower wind towers volumes. Revenue in our Energy Equipment Group was also higher for the three months ended June 30, 2018 and lower for the six months ended June 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Consolidated Financial Statements. Revenues from our Leasing Group increased for the three and six months ended June 30, 2018 when compared to the prior year periods primarily as a result of higher railcar sales from the lease fleet and additions to the lease fleet partially offset by lower average rental rates and utilization.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Rail Group	$517.5	$429.2	$1,057.1	$857.0
Construction Products Group	124.2	109.1	229.8	216.7
Inland Barge Group	40.0	33.0	71.5	89.4
Energy Equipment Group	186.2	214.4	391.6	440.2
Railcar Leasing and Management Services Group	121.6	81.3	225.1	175.2
All Other	26.3	28.4	54.4	55.8
Segment Totals before Eliminations and Corporate Expenses	1,015.8	895.4	2,029.5	1,834.3
Corporate	43.4	38.4	82.9	73.5
Eliminations – Lease subsidiary	(203.8)	(116.2)	(471.2)	(279.0)
Eliminations – Other	(38.6)	(46.7)	(91.7)	(96.5)
Consolidated Total	$816.8	$770.9	$1,549.5	$1,532.3
Operating costs for the three and six months ended June 30, 2018 increased by 6.0% and 1.1%, respectively, over the same periods in 2017 primarily due to higher shipment levels in our Rail Group and the construction aggregates and other businesses in our Construction Products Group. Operating costs of the Inland Barge Group were higher for the three months ended June 30, 2018 and lower for the six months ended June 30, 2018 as result of changes in barge delivery volumes. Operating costs for the Energy Equipment Group were lower for the three and six months ended June 30, 2018, primarily due to lower wind towers volumes. Operating costs for the Leasing Group for the three and six months ended June 30, 2018 increased primarily due to lower railcar sales from the lease fleet owned more than one year and higher fleet maintenance and compliance costs.
Selling, engineering, and administrative expenses, including Corporate expenses and transaction costs related to the Company's proposed spin-off totaling $10.4 million and $18.3 million, respectively, decreased for the three and six months ended June 30, 2018, by 2.3% and 0.1%, respectively, as result of lower litigation-related costs and reduced bad debt expense. As a percentage of revenue, selling, engineering, and administrative expenses were 11.7% and 12.1%, respectively, for the three and six months ended June 30, 2018 as compared to 12.5% and 12.1%, respectively, for the same periods in 2017.
Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Rail Group	$57.7	$36.7	$116.6	$87.2
Construction Products Group	31.4	22.2	50.8	37.7
Inland Barge Group	2.9	0.5	2.2	6.8
Energy Equipment Group	13.1	24.1	34.4	53.7
Railcar Leasing and Management Services Group	91.8	110.8	162.9	195.8
All Other	(3.0)	(5.7)	(6.3)	(10.3)
Segment Totals before Eliminations and Corporate Expenses	193.9	188.6	360.6	370.9
Corporate	(43.4)	(38.4)	(82.9)	(73.5)
Eliminations – Lease subsidiary	(24.5)	(14.4)	(53.2)	(43.8)
Eliminations – Other	(0.5)	(1.2)	(0.4)	(3.1)
Consolidated Total	$125.5	$134.6	$224.1	$250.5

Operating profit for the three and six months ended June 30, 2018 decreased by 6.8% and 10.5%, respectively, when compared to the same periods in 2017. Operating profit in our Rail Group increased for the three and six months ended June 30, 2018 as a result of higher railcar deliveries. Operating profit in the Construction Products Group increased for the three and six months ended June 30, 2018 when compared to prior year periods primarily due to higher volumes in our construction aggregates business and higher volumes in the Group's other businesses as a result of the trench shoring products acquisition in the third quarter of 2017. Operating profit for the three and six months ended June 30, 2018 also decreased over the prior year periods as a result of lower volumes in the wind towers product line of our Energy Equipment Group and, for the three months ended June 30, 2018, production inefficiencies and an unfavorable product mix in the Group's utility structures product line. Operating profit in our Energy Equipment Group was also higher for the three months ended June 30, 2018 and lower for the six months ended June 30, 2018 due to the required adoption of the new revenue accounting rules. See Note 1 of the Consolidated Financial Statements. Operating profit in our Leasing Group decreased for the three and six months ended June 30, 2018 over the prior year periods primarily as a result of a change in mix of railcars sold from the lease fleet, lower average rental rates and increased fleet maintenance and compliance expenses.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest income	$(3.7)	$(2.3)	$(7.6)	$(4.0)
Interest expense	43.8	45.7	90.1	90.7
Other, net	(0.7)	(0.1)	(0.9)	—
Consolidated Total	$39.4	$43.3	$81.6	$86.7
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	1.8	1.5	1.8	1.5
Changes in state tax laws	2.0	0.1	1.2	—
Noncontrolling interest in partially-owned subsidiaries	(0.2)	(0.7)	(0.1)	(0.6)
Changes in valuation allowance and reserves	0.2	0.2	1.0	0.2
Settlements with tax authorities	—	—	—	(3.5)
Equity compensation	(3.3)	3.0	(2.1)	1.5
Other, net	2.4	1.8	2.0	1.4
Effective rate	23.9%	40.9%	24.8%	35.5%
Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax benefits or deficiencies related to equity compensation, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. During the six months ended June 30, 2018, we adjusted our initial assessment of the tax effects of the Act to record an additional benefit related to the transition tax. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts in future periods of 2018.The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized an additional provisional net expense of $0.2 million and benefit of $0.3 million, respectively, for the three and six months ended June 30, 2018, which is included as a component of income tax expense. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the

Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
Income tax payments, net of refunds received, during the six months ended June 30, 2018 totaled $5.7 million. The total net income tax receivable position at June 30, 2018 amounted to $29.1 million.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.
Segment Discussion
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$483.8	$407.3	18.8%	$1,004.9	$832.4	20.7%
Components and maintenance services	91.4	58.6	56.0	168.8	111.8	51.0
Total revenues	575.2	465.9	23.5	1,173.7	944.2	24.3

Operating costs:
Cost of revenues	502.1	414.0	21.3	1,027.9	827.6	24.2
Selling, engineering, and administrative costs	15.4	15.2	1.3	29.2	29.4	(0.7)
Operating profit	$57.7	$36.7	57.2	$116.6	$87.2	33.7
Operating profit margin	10.0%	7.9%		9.9%	9.2%
As of June 30, 2018 and 2017 our Rail Group backlog of railcars was as follows:

	As of June 30,
	2018	2017
	(in millions)
External Customers	$1,922.8	$1,722.0
Leasing Group	741.5	992.8
Total	$2,664.3	$2,714.8
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	21,365	26,420	22,585	29,220
Orders received	8,320	5,705	13,025	6,675
Shipments	(5,105)	(4,055)	(10,830)	(7,825)
Ending balance(1)	24,580	27,580	24,580	27,580
(1) The ending backlog figures for the six months ended June 30, 2018 reflect the removal of 200 railcars that have not been netted against orders. The ending backlog figures for the three and six months ended June 30, 2017 reflect the removal of 490 railcars that have not been netted against orders.
Revenues and cost of revenues increased for the three months ended June 30, 2018 by 23.5% and 21.3%, respectively, when compared to the prior year period. Revenues and cost of revenues increased for the six months ended June 30, 2018 by 24.3% and 24.2%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues primarily resulted from an increase in railcar unit deliveries with the increase in cost of revenues for the three months ended June 30, 2018 partially offset by improved operational efficiencies.
Total backlog dollars decreased by 1.9% when compared to the prior year period due to a decrease in units. The average selling price in the backlog at June 30, 2018 was 10.1% higher as compared to June 30, 2017 primarily due to product mix changes. Approximately 34% of our railcar backlog is expected to be delivered during 2018 with the remainder to be delivered thereafter into 2023. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.

During the three months ended June 30, 2018, railcar shipments included sales to the Leasing Group of $200.0 million with a deferred profit of $19.9 million, representing 2,139 railcars, compared to $115.9 million with a deferred profit of $13.6 million, representing 1,145 railcars, in the comparable period in 2017. During the six months ended June 30, 2018, railcar shipments included sales to the Leasing Group of $472.6 million with a deferred profit of $44.4 million, representing 5,366 railcars, compared to $296.9 million with a deferred profit of $42.5 million, representing 2,876 railcars, in the comparable period in 2017. There were no railcar shipments of leased railcars to third parties during the three and six months ended June 30, 2018 or June 30, 2017.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway products	$71.7	$65.6	9.3%	$126.5	$129.1	(2.0)%
Construction aggregates	61.1	52.2	17.0	113.7	101.8	11.7
Other	22.8	13.5	68.9	40.4	23.5	71.9
Total revenues	155.6	131.3	18.5	280.6	254.4	10.3

Operating costs:
Cost of revenues	110.5	89.4	23.6	198.8	178.3	11.5
Selling, engineering, and administrative costs	14.6	19.9	(26.6)	32.0	39.0	(17.9)
Property disposition gains	(0.9)	(0.2)	350.0	(1.0)	(0.6)	66.7
Operating profit	$31.4	$22.2	41.4	$50.8	$37.7	34.7
Operating profit margin	20.2%	16.9%		18.1%	14.8%
Revenues increased by 18.5% and 10.3%, respectively, for the three and six months ended June 30, 2018, when compared to the same periods in 2017 primarily from higher volumes in our construction aggregates businesses and other businesses. The increase in revenues from other businesses was primarily a result of our trench shoring products acquisition in the third quarter of 2017. Cost of revenues increased by 23.6% and 11.5%, respectively, for the three and six months ended June 30, 2018, when compared to the same periods in 2017. Cost of revenues were higher due to higher volumes in our construction aggregates and other businesses, primarily as a result of our trench shoring products acquisition in 2017. Cost of revenues for the three and six months ended June 30, 2018 also included $1.7 million and $3.2 million, respectively, in insurance recoveries related to damages. Selling, engineering, and administrative costs decreased by 26.6% and 17.9%, respectively, for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to decreased legal expenses.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$42.9	$33.5	28.1%	$73.7	$96.2	(23.4)%

Operating costs:
Cost of revenues	37.1	30.1	23.3	66.0	83.5	(21.0)
Selling, engineering, and administrative costs	2.9	2.9	—	5.5	5.9	(6.8)
Operating profit	$2.9	$0.5	480.0	$2.2	$6.8	(67.6)
Operating profit margin	6.8%	1.5%		3.0%	7.1%
Revenues and cost of revenues increased for the three months ended June 30, 2018 by 28.1% and 23.3%, respectively, compared to the same period in 2017 primarily from higher barge deliveries. Revenues and cost of revenues decreased for the six months ended June 30, 2018 by 23.4% and 21.0%, respectively, compared to the same period in 2017 primarily from lower barge deliveries. Selling, engineering, and administrative costs remained unchanged for the three months ended June 30, 2018 and decreased for the six months ended June 30, 2018 compared to the same periods in 2017.
As of June 30, 2018, the backlog for the Inland Barge Group was $198.4 million compared to $90.7 million as of June 30, 2017.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$133.0	$166.5	(20.1)%	$280.5	$347.3	(19.2)%
Other	66.3	72.0	(7.9)	145.5	146.6	(0.8)
Total revenues	199.3	238.5	(16.4)	426.0	493.9	(13.7)

Operating costs:
Cost of revenues	166.8	192.8	(13.5)	354.1	400.2	(11.5)
Selling, engineering, and administrative costs	19.4	21.6	(10.2)	37.5	40.0	(6.3)
Operating profit	$13.1	$24.1	(45.6)	$34.4	$53.7	(35.9)
Operating profit margin	6.6%	10.1%		8.1%	10.9%
Revenues decreased by 16.4% for the three months ended June 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 20.1% driven primarily by reduced volumes in our wind towers product line and lower pricing in our utility structures product line. Revenues from other product lines decreased by 7.9% as a result of decreased shipping volumes. Cost of revenues decreased by 13.5% for the three months ended June 30, 2018 compared to 2017, primarily driven by reduced volumes in our wind towers product line, and partially offset by lower production efficiencies in our utility structures product line. Cost of revenues for the three months ended June 30, 2018 also included a $3.9 million insurance recovery.
Revenues decreased by 13.7% for the six months ended June 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 19.2%, driven primarily by reduced volumes in our wind towers product line. Revenues from other product lines decreased by 0.8%. Cost of revenues decreased by 11.5% for the six months ended June 30, 2018 compared to 2017, driven primarily by reduced volumes.
Selling, engineering, and administrative costs decreased by 10.2% and 6.3%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to decreased bad debt expense related to a single customer.
Revenue and operating profit was also higher by $3.3 million and $0.4 million, respectively, for the three months ended June 30, 2018 and lower by $14.7 million and $3.6 million, respectively, for the six months ended June 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Consolidated Financial Statements.
The backlog for wind towers and utility structures was $780.1 million and $1.1 billion at June 30, 2018 and 2017, respectively.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$184.2	$185.0	(0.4)%	$358.8	$363.9	(1.4)%
Sales of railcars owned one year or less at the time of sale	29.2	7.1	*	29.2	7.1	*
Total revenues	$213.4	$192.1	11.1	$388.0	$371.0	4.6

Operating profit:
Leasing and management	$77.9	$85.6	(9.0)	$146.9	$170.6	(13.9)
Railcar sales:
Railcars owned one year or less at the time of sale	4.4	1.5	*	4.4	1.5	*
Railcars owned more than one year at the time of sale	9.5	23.7	*	11.6	23.7	*
Total operating profit	$91.8	$110.8	(17.1)	$162.9	$195.8	(16.8)

Operating profit margin:
Leasing and management	42.3%	46.3%		40.9%	46.9%
Railcar sales	*	*		*	*
Total operating profit margin	43.0%	57.7%		42.0%	52.8%

Selected expense information(1):
Depreciation	$47.0	$43.1	9.0	$92.1	$85.2	8.1
Maintenance and compliance	$25.0	$23.9	4.6	$51.4	$44.4	15.8
Rent	$9.9	$9.9	—	$20.0	$20.0	—
Interest	$32.3	$31.3	3.2	$63.8	$61.9	3.1
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
Total revenues increased by 11.1% and 4.6%, respectively, for the three and six months ended June 30, 2018 compared to 2017 primarily due to railcar sales owned one year or less at the time of sale. Leasing and management revenues declined slightly due to lower average rental rates and utilization partially offset by growth in the lease fleet.
During the six months ended June 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$29.2	$7.1
Railcars owned more than one year at the time of sale	56.4	92.4
Rail Group	—	—
	$85.6	$99.5
Operating profit decreased by 17.1% and 16.8%, respectively, for the three and six months ended June 30, 2018 compared to 2017 primarily due to a change in mix of railcars sold from the lease fleet, lower average rental rates and increased fleet maintenance and compliance expense. See Note 6 of the Notes to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
The Leasing Group generally uses cash or its non-recourse warehouse loan facility to provide initial funding for a portion of the purchase price of the railcars. After initial funding, the Leasing Group may obtain long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; long-term non-recourse promissory notes; or third-party equity. See Other Investing and Financing Activities.

Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	June 30, 2018	June 30, 2017
Number of railcars:
Wholly-owned	69,480	62,570
Partially-owned	24,655	24,660
	94,135	87,230
Managed (third-party owned)	27,150	19,495
	121,285	106,725
Company-owned railcars:
Average age in years	8.7	8.5
Average remaining lease term in years	3.5	3.5
Fleet utilization	97.1%	97.5%

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$23.3	$22.7	2.6%	$48.1	$45.5	5.7%

Operating costs:
Cost of revenues	25.6	26.6	(3.8)	52.5	52.7	(0.4)
Selling, engineering, and administrative costs	2.0	1.9	5.3	3.3	3.7	(10.8)
Property disposition gains	(1.3)	(0.1)		(1.4)	(0.6)
Operating loss	$(3.0)	$(5.7)	*	$(6.3)	$(10.3)	*
* not meaningful
Revenues increased for the three and six months ended June 30, 2018 compared to 2017 primarily due to an increase in internal shipments from our transportation company. Cost of revenues decreased for the three and six months ended June 30, 2018 compared to 2017 primarily due to lower costs of facilities maintenance activities partially offset by higher costs related to an increase in internal shipments from our transportation company.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$43.4	$38.4	13.0%	$82.9	$73.5	12.8%
The increase in operating costs for the three and six months ended June 30, 2018 compared to 2017 is primarily due to higher consulting and professional fees including transaction costs related to the Company's proposed spin-off totaling $10.4 million and $18.3 million, respectively, partially offset by lower legal and litigation-related expenses which were unrelated to the proposed spin-off.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Total cash provided by (required by):
Operating activities	$348.3	$336.1
Investing activities	(204.4)	(168.9)
Financing activities	(362.8)	94.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(218.9)	$261.9
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018 was $348.3 million compared to net cash provided by operating activities of $336.1 million for the six months ended June 30, 2017.
Receivables at June 30, 2018 decreased by $31.8 million or 8.0% since December 31, 2017 primarily due to lower trade receivables in our Rail and Energy Equipment Groups. Raw materials inventory at June 30, 2018 increased by $3.7 million or 1.2% while work in process inventory decreased by $29.8 million or 16.6% primarily in our Rail Group. Finished goods inventory decreased by $28.1 million or 17.0% since December 31, 2017 primarily in our Energy Equipment Group. Accounts payable increased by $29.9 million, while accrued liabilities decreased by $27.8 million from December 31, 2017 primarily due to settlement of certain balances from the previous year end. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2018 was $204.4 million compared to $168.9 million for the six months ended June 30, 2017. Capital expenditures for the six months ended June 30, 2018 were $537.1 million, which included $528.0 million for additions to the lease fleet less $24.8 million for the cost of sold lease fleet railcars owned one year or less. This compares to $315.0 million of capital expenditures for the same period last year, which included $277.2 million for additions to the lease fleet less $5.6 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $61.9 million for the six months ended June 30, 2018, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $56.4 million. This compares to $98.4 million for the same period in 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $92.4 million. Full-year manufacturing/corporate capital expenditures for 2018 are projected to range between $100.0 million and $135.0 million, excluding capital expenditures related to the proposed spin-off transaction. For 2018, after taking into account deferred profit on new railcar additions and planned modifications to the lease fleet, we anticipate a net investment in our lease fleet to range between $600.0 million and $825.0 million, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities decreased by $294.5 million and $55.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash required related to acquisitions amounted to $25.0 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively. There was no divestiture activity for the six months ended June 30, 2018 and 2017.
Financing Activities. Net cash required by financing activities during the six months ended June 30, 2018 was $362.8 million compared to $94.7 million of cash provided by financing activities for the same period in 2017. Additionally, $674.6 million was used to retire debt, including the redemption of the Company's Notes as discussed further below, and we borrowed $478.0 million, net of debt issuance costs, primarily from the issuance by TRL-2018 of secured railcar equipment notes. During the six months ended June 30, 2017, we retired $98.3 million in debt as scheduled and borrowed $299.4 million, net of debt issuance costs, primarily from the issuance by TRL 2017 of promissory notes. Cash used to repurchase the Company's common stock totaled $102.2 million and $41.9 million during the six months ended June 30, 2018 and 2017, respectively. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
On April 23, 2018, the Company issued a Notice of Redemption with respect to the Notes to redeem the Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018. In connection therewith, the Company also announced that holders of the Notes would have the right to convert their Notes into the Company’s common stock subject to certain terms, conditions and adjustments specified in the Notes and the indenture pursuant to which the Notes were issued, no later than May 30, 2018 (the “Conversion

Deadline”), at a current conversion rate equivalent to 41.4390 shares per each $1,000 principal amount of the Notes. Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to the Conversion Deadline, holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. As of July 3, 2018, the Company had completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $151.1 million in outstanding borrowings as of June 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $598.9 million was available as of June 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.74% at June 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of Class A-1 Notes, and (ii) an aggregate principal amount of $282.5 million of Class A-2 Notes. The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
As of June 30, 2018, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2018, or for the six month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,451,171 and 2,970,674 shares, respectively, were repurchased during the three and six months ended June 30, 2018, at a cost of approximately $50.1 million and $100.1 million, respectively, leaving a remaining authorization of $400.0 million. Certain shares of stock repurchased during June 2018, totaling $3.8 million, were cash settled in July 2018 in accordance with normal settlement practices.
During the six months ended June 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$29.2	$7.1
Railcars owned more than one year at the time of sale	56.4	92.4
Rail Group	—	—
	$85.6	$99.5
Equity Investment
See Note 5 of the Notes to Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.

Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, non-recourse promissory notes, and sale-leaseback transactions. As of June 30, 2018, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $637.7 million, and $521.2 million available under its revolving credit facility. Under the TILC warehouse facility, $598.9 million was unused and available as of June 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2018. See Note 11 Debt of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.3)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.4	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.5	$4.7
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.4
Open hedge:
2017 promissory notes	$171.6	3.00%	$2.7	$(0.4)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2018	2017	2018	2017
	(in millions)

2006 secured railcar equipment notes	$—	$—	$(0.1)	$(0.1)	$(0.1)
TRIP Holdings warehouse loan	$0.5	$1.1	$1.2	$2.3	$2.0
TRIP Master Funding secured railcar equipment notes	$—	$0.1	$0.1	$0.3	$0.2
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized interest expense over the term of the related debt.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan.

In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the twelve months following June 30, 2018.
In May 2018, TRL-2018 purchased an interest rate swaption derivative for $1.4 million to hedge the risk of potential interest rate increases prior to the TRL-2018 debt issuance. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following June 30, 2018.
See Note 11 Debt of the Notes to Consolidated Financial Statements for further information regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating profit for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2018 for these instruments was not significant.

Contractual Obligation and Commercial Commitments
As of June 30, 2018, contractual obligations related to letters of credit decreased to $78.8 million from $78.9 million from December 31, 2017. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of June 30, 2018. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including tariffs;

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

•
if the distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders and the Company could be subject to significant tax liability; and

•	if the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements.

Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company's Annual Report on Form 10-K for the most recent fiscal year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2017 as set forth in Item 7A of our 2017 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2018:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 through April 30, 2018	3,311	$31.81	—	$450,005,818
May 1, 2018 through May 31, 2018	775,433	$35.31	465,500	$433,527,048
June 1, 2018 through June 30, 2018	992,334	$34.01	985,671	$400,005,838
Total	1,771,078	$34.58	1,451,171	$400,005,838
(1) These columns include the following transactions during the three months ended June 30, 2018: (i) the surrender to the Company of 318,924 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 983 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,451,171 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,451,171 shares were repurchased during the three months ended June 30, 2018, at a cost of approximately $50.1 million. Certain shares of stock repurchased during June 2018, totaling $3.8 million, were cash settled in July 2018 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated By-Laws of Trinity Industries, Inc., effective May 7, 2018 (filed herewith)
10.1
Note Purchase Agreement dated June 13, 2018, among Trinity Industries Leasing Company, Trinity Rail Leasing 2018 LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, DVB Capital Markets LLC, Credit Agricole Securities (USA) Inc., and Wells Fargo Securities LLC (filed herewith).

10.2	Master Indenture dated June 20, 2018, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (filed herewith).
10.3	Purchase and Contribution Agreement dated June 20, 2018, between Trinity Industries Leasing Company and Trinity Rail Leasing 2018 LLC (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
July 26, 2018