Form 10-Q
period 2018-09-30
TRINITY INDUSTRIES INC
filed 2018-10-25
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 17, 2018 the number of shares of common stock outstanding was 146,298,614.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues:
Manufacturing	$703.7	$698.7	$2,089.8	$2,111.0
Leasing	227.2	274.9	614.7	645.4
	930.9	973.6	2,704.5	2,756.4
Operating costs:
Cost of revenues:
Manufacturing	619.0	566.1	1,755.3	1,732.8
Leasing	133.0	156.6	344.9	332.4
	752.0	722.7	2,100.2	2,065.2
Selling, engineering, and administrative expenses:
Manufacturing	57.6	59.2	165.2	177.3
Leasing	11.9	14.0	36.7	37.9
Other	41.6	41.4	124.5	114.9
	111.1	114.6	326.4	330.1
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	9.4	16.5	21.0	40.2
Other	1.7	(0.4)	4.1	1.6
	11.1	16.1	25.1	41.8
Total operating profit	78.9	152.4	303.0	402.9
Other (income) expense:
Interest income	(2.4)	(3.1)	(10.0)	(7.1)
Interest expense	42.8	46.8	132.9	137.5
Other, net	(0.5)	1.1	(1.4)	1.1
	39.9	44.8	121.5	131.5
Income before income taxes	39.0	107.6	181.5	271.4
Provision for income taxes	10.7	39.7	46.1	97.8
Net income	28.3	67.9	135.4	173.6
Net income attributable to noncontrolling interest	0.6	1.0	3.4	9.6
Net income attributable to Trinity Industries, Inc.	$27.7	$66.9	$132.0	$164.0

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.19	$0.44	$0.89	$1.08
Diluted	$0.19	$0.43	$0.87	$1.06
Weighted average number of shares outstanding:
Basic	145.0	148.0	146.1	148.6
Diluted	145.8	151.3	148.8	151.1
Dividends declared per common share	$0.13	$0.13	$0.39	$0.37
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$28.3	$67.9	$135.4	$173.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $-, $(0.1), $-, and $(0.1)	0.2	(0.6)	0.1	(0.8)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.2, $0.1, $0.1, and $0.4	0.4	1.0	1.7	3.2
Currency translation adjustment	0.5	0.8	(1.0)	1.6
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.5, $0.9, and $1.4	1.0	0.9	2.7	2.4
	2.1	2.1	3.5	6.4
Comprehensive income	30.4	70.0	138.9	180.0
Less: comprehensive income attributable to noncontrolling interest	0.9	1.5	4.5	11.6
Comprehensive income attributable to Trinity Industries, Inc.	$29.5	$68.5	$134.4	$168.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$427.4	$778.6
Short-term marketable securities	—	319.5
Receivables, net of allowance	396.2	369.7
Income tax receivable	46.3	29.0
Inventories:
Raw materials and supplies	376.6	296.7
Work in process	182.2	179.0
Finished goods	148.2	164.9
	707.0	640.6
Restricted cash, including partially-owned subsidiaries of $38.6 and $62.9	138.5	195.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,019.0 and $1,985.9	8,978.1	8,385.2
Less accumulated depreciation, including partially-owned subsidiaries of $458.2 and $418.0	(2,440.1)	(2,250.5)
	6,538.0	6,134.7
Goodwill	787.8	780.3
Other assets	363.8	295.6
	$9,405.0	$9,543.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$219.5	$175.4
Accrued liabilities	411.0	440.0
Debt:
Recourse	424.2	866.8
Non-recourse:
Wholly-owned subsidiaries	1,531.0	1,024.8
Partially-owned subsidiaries	1,320.5	1,350.8
	3,275.7	3,242.4
Deferred income	18.4	20.5
Deferred income taxes	755.9	743.2
Other liabilities	85.1	63.7
	4,765.6	4,685.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.5	1.6
Capital in excess of par value	250.2	482.5
Retained earnings	4,212.1	4,123.4
Accumulated other comprehensive loss	(121.1)	(104.8)
Treasury stock	(54.4)	(1.6)
	4,288.3	4,501.1
Noncontrolling interest	351.1	356.9
	4,639.4	4,858.0
	$9,405.0	$9,543.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Operating activities:
Net income	$135.4	$173.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.0	220.7
Stock-based compensation expense	29.3	22.4
Provision for deferred income taxes	57.8	151.7
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(21.0)	(40.2)
Gains on dispositions of property and other assets	(4.1)	(1.6)
Non-cash interest expense	15.0	24.1
Impairment of disposal group held for sale	24.8	—
Other	4.8	(0.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(23.5)	(94.3)
(Increase) decrease in inventories	(110.1)	10.6
(Increase) decrease in other assets	(57.1)	(4.3)
Increase (decrease) in accounts payable	45.9	38.4
Increase (decrease) in accrued liabilities	(14.7)	12.5
Increase (decrease) in other liabilities	3.4	(24.8)
Net cash provided by operating activities	319.9	488.2

Investing activities:
(Increase) decrease in short-term marketable securities	319.5	84.7
Proceeds from dispositions of property and other assets	11.8	8.1
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	123.4	160.3
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $63.2 and $74.3	(675.8)	(360.4)
Capital expenditures – manufacturing and other	(63.0)	(61.9)
Acquisitions, net of cash acquired	(25.0)	(47.5)
Other	(1.9)	(0.3)
Net cash required by investing activities	(311.0)	(217.0)

Financing activities:
Payments to retire debt	(739.0)	(334.9)
Proceeds from issuance of debt	561.3	534.1
Shares repurchased	(156.1)	(52.4)
Dividends paid to common shareholders	(58.1)	(53.0)
Purchase of shares to satisfy employee tax on vested stock	(11.5)	(14.1)
Distributions to noncontrolling interest	(10.3)	(41.4)
Other	(3.1)	(0.1)
Net cash (required) provided by financing activities	(416.8)	38.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(407.9)	309.4
Cash, cash equivalents, and restricted cash at beginning of period	973.8	741.6
Cash, cash equivalents, and restricted cash at end of period	$565.9	$1,051.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Cumulative effect of adopting accounting standards (see Note 1)	—	—	—	14.7	(18.7)	—	—	(4.0)	—	(4.0)
Net income	—	—	—	132.0	—	—	—	132.0	3.4	135.4
Other comprehensive income	—	—	—	—	2.4	—	—	2.4	1.1	3.5
Cash dividends on common stock	—	—	—	(58.0)	—	—	—	(58.0)	—	(58.0)
Restricted shares, net	0.2	—	35.1	—	—	(0.5)	(17.5)	17.6	—	17.6
Shares repurchased	—	—	—	—	—	(4.3)	(150.1)	(150.1)	—	(150.1)
Stock options exercised	—	—	0.3	—	—	—	—	0.3	—	0.3
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(10.3)	(10.3)
Retirement of treasury stock	(3.4)	—	(114.8)	—	—	3.4	114.8	—	—	—
Redemption of convertible subordinated notes (see Note 11)	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Other	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Balances at September 30, 2018	147.7	$1.5	$250.2	$4,212.1	$(121.1)	(1.5)	$(54.4)	$4,288.3	$351.1	$4,639.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2018 may not be indicative of expected results of operations for the year ending December 31, 2018. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2017.
Spin-off Transaction
In December 2017, the Company announced that its Board of Directors unanimously approved a plan to pursue a spin-off of the Company's infrastructure-related businesses to Trinity stockholders. The separation is planned as a tax-free spin-off transaction to the Company's stockholders for U.S. federal income tax purposes. The transaction will result in two separate public companies: (1) Trinity, the currently existing company, which will be comprised primarily of Trinity’s rail-related businesses and (2) Arcosa, Inc. ("Arcosa"), a new infrastructure company, focused on infrastructure-related products and services.
On September 25, 2018, Trinity’s Board of Directors formally approved the separation of its infrastructure-related businesses from Trinity through a distribution of all of the common stock of Arcosa held by Trinity to Trinity stockholders. In connection with the approval, the Board set the distribution ratio, record date, and distribution date for the separation. The distribution is expected to be made at 12:01 a.m. local New York City time on November 1, 2018 to Trinity stockholders of record as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. On the distribution date, Trinity stockholders will receive one share of Arcosa common stock for every three shares of Trinity common stock held as of the record date. No fractional shares of Arcosa’s common stock will be distributed. Fractional shares of Arcosa’s common stock will be aggregated and sold on the open market, and the aggregate net proceeds of the sales will be distributed ratably in the form of cash payments to Trinity stockholders who would otherwise be entitled to receive a fractional share of Arcosa’s common stock.
The completion of the spin-off transaction is subject to the satisfaction or waiver of a number of conditions, including certain conditions described in the Information Statement included in Arcosa’s Form 10 filed with the Securities and Exchange Commission and in the form of the Separation and Distribution Agreement, which is filed as an exhibit to the Form 10. Trinity and Arcosa expect all conditions to the Arcosa distribution to be satisfied or waived on or before the distribution date. Following the distribution, Arcosa will be an independent, publicly-traded company on the New York Stock Exchange, and Trinity will retain no ownership interest in Arcosa. Upon completion of the spin-off transaction, Arcosa's results of operations will be presented as discontinued operations.
See information in Item 1A "Risk Factors"of our 2017 Annual Report on Form 10-K under the heading "Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses" for a description of some of the risks and uncertainties associated with the proposed transaction.
Stockholders' Equity
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,356,484 and 4,327,158 shares, respectively, were repurchased during the three and nine months ended September 30, 2018, at a cost of approximately $50.0 million and $150.1 million, respectively, leaving a remaining authorization of $350.0 million. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices. Under the Company's previous program that expired on December 31, 2017, 1,942,200 shares were repurchased during the nine months ended September 30, 2017, at a cost of approximately $52.4 million. There were no shares repurchased during the three months ended September 30, 2017.

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
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2018 and the percentage of the outstanding performance obligations as of September 30, 2018 expected to be delivered during the remainder of 2018:

	Unsatisfied performance obligations at September 30, 2018
	Total Amount	Percent expected to be delivered in 2018
	(in millions)
Rail Group:
Railcars:
External Customers	$2,001.2
Leasing Group	1,199.6
	$3,200.8	20%
Components and maintenance services	$58.5	36%

Inland Barge Group	$210.4	21%

Energy Equipment Group:
Wind towers and utility structures	$700.3	23%
Other	$83.5	37%

Railcar Leasing and Management Services Group	$123.1	5%
The remainder of the unsatisfied performance obligations for the Rail Group is expected to be delivered through 2023. The remainder of the unsatisfied performance obligations for the Inland Barge Group and wind towers and utility structures is expected to be delivered through 2020. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2024. Substantially all other unsatisfied performance obligations beyond 2018 are expected to be delivered during 2019.
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
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited as a result of control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs), receivables, and accounts payable are considered to be representative of their respective fair values.
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

The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to retained earnings of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under Accounting Standards Codification ("ASC") Topic 605.
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
The following tables summarize the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements as of September 30, 2018 and for the three and nine months then ended:

	As Reported	Adjustments	Balance without adjustment for adoption of ASU 2014-09
	(in millions)
Consolidated Statement of Operations
For the three months ended September 30, 2018:
Revenues - manufacturing	$703.7	$(8.3)	$695.4
Cost of revenues - manufacturing	619.0	(5.7)	613.3
Operating profit	78.9	(2.6)	76.3
Income before income taxes	39.0	(2.6)	36.4
Provision for income taxes	10.7	(0.6)	10.1
Net income	28.3	(2.0)	26.3
Net income attributable to Trinity Industries, Inc.	27.7	(2.0)	25.7

For the nine months ended September 30, 2018:
Revenues - manufacturing	$2,089.8	$6.4	$2,096.2
Cost of revenues - manufacturing	1,755.3	5.4	1,760.7
Operating profit	303.0	1.0	304.0
Income before income taxes	181.5	1.0	182.5
Provision for income taxes	46.1	0.2	46.3
Net income	135.4	0.8	136.2
Net income attributable to Trinity Industries, Inc.	132.0	0.8	132.8

Consolidated Balance Sheet
Receivables, net of allowance	$396.2	$(16.1)	$380.1
Inventories:
Raw materials and supplies	376.6	—	376.6
Work in process	182.2	17.1	199.3
Finished goods	148.2	5.4	153.6

Accrued liabilities	411.0	(0.1)	410.9
Deferred income taxes	755.9	1.5	757.4
Retained earnings	4,212.1	5.0	4,217.1

Consolidated Statement of Cash Flows
For the nine months ended September 30, 2018:
Operating activities:
Net income	$135.4	$0.8	$136.2
Provision for deferred income taxes	57.8	0.2	58.0
(Increase) decrease in receivables	(23.5)	8.3	(15.2)
(Increase) decrease in inventories	(110.1)	5.4	(104.7)
Increase (decrease) in accrued liabilities	(14.7)	(14.7)	(29.4)
Net cash provided by operating activities	319.9	—	319.9

In February 2016, the FASB issued ASU No. 2016-02, "Leases," ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which amends ASU 2016-02, permitting entities to record the right of use asset and lease liability on date of adoption with no requirement to recast comparative periods. The Company plans to adopt ASU 2016-02 and 2018-11 effective January 1, 2019. We are finalizing our assessment of the effects of the new standard, including its effects on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash," ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The Company adopted ASU 2016-18 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items; however, other components of the net periodic benefit cost will be presented in other income and excluded from operating profit. The Company adopted ASU 2017-07 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”) which gives entities the option to reclassify from Accumulated Other Comprehensive Loss ("AOCL") to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017. ASU 2018-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL, increasing retained earnings by $18.7 million for the nine months ended September 30, 2018.
Reclassifications
Certain prior year balances have been reclassified in the Notes to Consolidated Financial Statements to conform to the 2018 presentation.

Note 2. Acquisitions and Divestitures
Acquisitions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Acquisitions:
Purchase price	$—	$42.2	$25.0	$48.3
Net cash paid	$—	$42.2	$25.0	$47.5
Goodwill recorded	$(0.3)	$14.8	$9.6	$14.8
In March 2018, we completed the acquisition of certain assets of an inland barge business, which was recorded as a business combination based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
In May 2017, we completed the acquisition of the net assets of a lightweight aggregates business, and in July 2017, we completed the acquisition of the net assets of a trench shoring products business. Both acquisitions were in our Construction Products Group. Such acquired assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
Divestitures
During the third quarter of 2018, the Company’s management team committed to plans to divest certain businesses whose revenues are included in the other revenues component of the Energy Equipment Group. We are actively engaged with prospective buyers and expect to complete the divestiture of these businesses within the next twelve months. Accordingly, as of September 30, 2018, assets of $13.5 million and liabilities of $10.3 million related to these businesses have been allocated to the disposal group and are classified as held for sale in our Consolidated Balance Sheet. These amounts are included in Other assets and Other liabilities, respectively.
The assets and liabilities of the businesses expected to be divested are recorded at fair value less expected costs to sell in accordance with ASC Topic 360. Our fair value estimates consist of level three inputs and are based on our ongoing discussions with the prospective buyers of these businesses. As a result, we recorded a pre-tax impairment charge of $24.8 million during the three months ended September 30, 2018 associated with the write-down of the net assets of these businesses to their estimated fair values. The impairment charge is recorded in Cost of revenues - manufacturing in our Consolidated Statement of Operations.
We have concluded that the divestiture of these businesses does not represent a strategic shift that would result in a material effect on our operations and financial results; therefore, these pending disposals have not been reflected as discontinued operations in our Consolidated Financial Statements.
There was no divestiture activity for the three and nine months ended September 30, 2017.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2018
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$199.9	$—	$—	$199.9
Restricted cash	138.5	—	—	138.5
Equity instruments(1)	—	0.4	—	0.4
Interest rate hedge(1)	—	3.0	—	3.0
Total assets	$338.4	$3.4	$—	$341.8

	Fair Value Measurement as of December 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$113.1	$—	$—	$113.1
Restricted cash	195.2	—	—	195.2
Equity instruments(1)	—	1.3	—	1.3
Interest rate hedge(1)	—	1.6	—	1.6
Total assets	$308.3	$2.9	$—	$311.2
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$388.2	$399.7	$400.3
Convertible subordinated notes	—	—	449.4	715.0
Less: unamortized discount	—		(8.2)
	—		441.2
Capital lease obligations	26.5	26.5	28.3	28.3
Other	0.4	0.4	0.5	0.5
	426.6	415.1	869.7	1,144.1
Less: unamortized debt issuance costs	(2.4)		(2.9)
	424.2		866.8
Non-recourse:
2006 secured railcar equipment notes	139.4	143.2	158.5	165.7
2009 secured railcar equipment notes	161.7	173.6	166.2	169.6
2010 secured railcar equipment notes	258.9	261.3	266.9	281.9
2017 promissory notes	282.3	282.3	293.6	293.6
2018 secured railcar equipment notes	477.3	479.9	—	—
TILC warehouse facility	228.7	228.7	150.7	150.7
TRL 2012 secured railcar equipment notes	386.7	362.2	402.8	390.4
TRIP Master Funding secured railcar equipment notes	946.9	952.5	962.5	1,007.6
	2,881.9	2,883.7	2,401.2	2,459.5
Less: unamortized debt issuance costs	(30.4)		(25.6)
	2,851.5		2,375.6
Total	$3,275.7	$3,298.8	$3,242.4	$3,603.6
The estimated fair values of our senior notes and convertible subordinated notes are based on a quoted market price in a market with little activity as of September 30, 2018 and December 31, 2017 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, and 2018 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of September 30, 2018 and December 31, 2017 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$408.2
Components and maintenance services			98.6
Rail Group	$299.4	$207.4	506.8	$32.9

Highway products			79.4
Construction aggregates			52.9
Other			19.7
Construction Products Group	148.3	3.7	152.0	29.1

Inland Barge Group	49.3	—	49.3	3.0

Wind towers and utility structures			147.0
Other			71.2
Energy Equipment Group	203.1	15.1	218.2	(13.7)

Leasing and management			175.9
Sales of leased railcars owned one year or less at the time of sale			51.6
Railcar Leasing and Management Services Group	227.2	0.3	227.5	92.2

All Other	3.6	23.6	27.2	(5.9)

Segment Totals before Eliminations and Corporate	930.9	250.1	1,181.0	137.6
Corporate	—	—	—	(41.5)
Eliminations – Lease subsidiary	—	(207.4)	(207.4)	(18.1)
Eliminations – Other	—	(42.7)	(42.7)	0.9
Consolidated Total	$930.9	$—	$930.9	$78.9
Three Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$437.0
Components and maintenance services			55.4
Rail Group	$317.4	$175.0	492.4	$50.5

Highway products			62.4
Construction aggregates			53.3
Other			16.2
Construction Products Group	130.1	1.8	131.9	16.8

Inland Barge Group	28.1	—	28.1	(0.7)

Wind towers and utility structures			167.1
Other			79.1
Energy Equipment Group	220.6	25.6	246.2	26.3

Leasing and management			188.5
Sales of leased railcars owned one year or less at the time of sale			86.6
Railcar Leasing and Management Services Group	274.9	0.2	275.1	120.6

All Other	2.5	23.2	25.7	(4.9)

Segment Totals before Eliminations and Corporate	973.6	225.8	1,199.4	208.6
Corporate	—	—	—	(41.4)
Eliminations – Lease subsidiary	—	(175.0)	(175.0)	(14.6)
Eliminations – Other	—	(50.8)	(50.8)	(0.2)
Consolidated Total	$973.6	$—	$973.6	$152.4

Nine Months Ended September 30, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$1,413.1
Components and maintenance services			267.4
Rail Group	$948.7	$731.8	1,680.5	$149.5

Highway products			205.9
Construction aggregates			166.6
Other			60.1
Construction Products Group	425.1	7.5	432.6	79.9

Inland Barge Group	123.0	—	123.0	5.2

Wind towers and utility structures			427.5
Other			216.7
Energy Equipment Group	586.2	58.0	644.2	20.7

Leasing and management			534.7
Sales of leased railcars owned one year or less at the time of sale			80.8
Railcar Leasing and Management Services Group	614.7	0.8	615.5	255.1

All Other	6.8	68.5	75.3	(12.2)

Segment Totals before Eliminations and Corporate	2,704.5	866.6	3,571.1	498.2
Corporate	—	—	—	(124.4)
Eliminations – Lease subsidiary	—	(731.8)	(731.8)	(71.3)
Eliminations – Other	—	(134.8)	(134.8)	0.5
Consolidated Total	$2,704.5	$—	$2,704.5	$303.0
Nine Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$1,269.4
Components and maintenance services			167.2
Rail Group	$938.8	$497.8	1,436.6	$137.7

Highway products			191.5
Construction aggregates			155.1
Other			39.7
Construction Products Group	381.7	4.6	386.3	54.5

Inland Barge Group	124.3	—	124.3	6.1

Wind towers and utility structures			514.4
Other			225.7
Energy Equipment Group	660.6	79.5	740.1	80.0

Leasing and management			552.4
Sales of leased railcars owned one year or less at the time of sale			93.7
Railcar Leasing and Management Services Group	645.4	0.7	646.1	316.4

All Other	5.6	65.6	71.2	(15.2)

Segment Totals before Eliminations and Corporate	2,756.4	648.2	3,404.6	579.5
Corporate	—	—	—	(114.9)
Eliminations – Lease subsidiary	—	(497.8)	(497.8)	(58.4)
Eliminations – Other	—	(150.4)	(150.4)	(3.3)
Consolidated Total	$2,756.4	$—	$2,756.4	$402.9

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
At September 30, 2018, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $189.6 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$72.9	$—	$354.5	$427.4
Property, plant, and equipment, net	$4,608.4	$1,815.9	$945.1	$7,369.4
Net deferred profit on railcars sold to the Leasing Group				(831.4)
Consolidated property, plant, and equipment, net				$6,538.0
Restricted cash	$99.8	$38.6	$0.1	$138.5
Debt:
Recourse	$26.5	$—	$400.4	$426.9
Less: unamortized discount	—	—	(0.3)	(0.3)
Less: unamortized debt issuance costs	—	—	(2.4)	(2.4)
	26.5	—	397.7	424.2
Non-recourse	1,548.5	1,333.6	—	2,882.1
Less: unamortized discount	(0.2)	—	—	(0.2)
Less: unamortized debt issuance costs	(17.3)	(13.1)	—	(30.4)
	1,531.0	1,320.5	—	2,851.5
Total debt	$1,557.5	$1,320.5	$397.7	$3,275.7
Net deferred tax liabilities	$682.0	$0.8	$53.2	$736.0

	December 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$1,094.8	$1,098.1
Property, plant, and equipment, net	$4,147.5	$1,824.6	$972.7	$6,944.8
Net deferred profit on railcars sold to the Leasing Group				(810.1)
Consolidated property, plant, and equipment, net				$6,134.7
Restricted cash	$132.2	$62.9	$0.1	$195.2
Debt:
Recourse	$28.3	$—	$849.9	$878.2
Less: unamortized discount	—	—	(8.5)	(8.5)
Less: uamortized debt issuance costs	—	—	(2.9)	(2.9)
	28.3	—	838.5	866.8
Non-recourse	1,035.9	1,365.3	—	2,401.2
Less: unamortized debt issuance costs	(11.1)	(14.5)	—	(25.6)
	1,024.8	1,350.8	—	2,375.6
Total debt	$1,053.1	$1,350.8	$838.5	$3,242.4
Net deferred tax liabilities	$653.7	$0.8	$69.4	$723.9

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$175.9	$188.5	(6.7)%	$534.7	$552.4	(3.2)%
Sales of railcars owned one year or less at the time of sale	51.6	86.6	*	80.8	93.7	*
Total revenues	$227.5	$275.1	(17.3)	$615.5	$646.1	(4.7)

Operating profit:
Leasing and management	$69.7	$86.2	(19.1)	$216.6	$256.8	(15.7)
Railcar sales:
Railcars owned one year or less at the time of sale	13.1	17.9	*	17.5	19.4	*
Railcars owned more than one year at the time of sale	9.4	16.5	*	21.0	40.2	*
Total operating profit	$92.2	$120.6	(23.5)	$255.1	$316.4	(19.4)

Operating profit margin:
Leasing and management	39.6%	45.7%		40.5%	46.5%
Railcar sales	*	*		*	*
Total operating profit margin	40.5%	43.8%		41.4%	49.0%

Selected expense information(1):
Depreciation	$48.8	$43.3	12.7	$140.9	$128.5	9.6
Maintenance and compliance	$24.1	$25.0	(3.6)	$75.5	$69.4	8.8
Rent	$9.7	$10.0	(3.0)	$29.7	$30.0	(1.0)
Interest	$37.4	$32.1	16.5	$101.2	$94.0	7.7
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
During the nine months ended September 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$80.8	$93.7
Railcars owned more than one year at the time of sale	123.4	160.3
	$204.2	$254.0

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$129.0	$450.8	$371.7	$266.8	$200.7	$382.3	$1,801.3
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2018 consisted primarily of non-recourse debt. As of September 30, 2018, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $2,427.7 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $39.9 million securing capital lease obligations. The net book value of unpledged equipment at September 30, 2018 was $2,113.2 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,268.0 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $547.9 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of September 30, 2018 of $140.1 million, including cash of $49.5 million and railcars of $64.2 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$7.3	$28.8	$26.1	$26.1	$24.9	$93.1	$206.3
Future contractual minimum rental revenues of Trusts’ railcars	$10.7	$30.1	$20.1	$14.7	$9.8	$8.3	$93.7

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining three months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.0	$10.5	$8.3	$7.6	$6.8	$7.1	$43.3
Future contractual minimum rental revenues	$3.0	$9.0	$5.8	$4.1	$3.2	$1.3	$26.4
Operating lease obligations totaling $2.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.
Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at September 30, 2018. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at September 30, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.3)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.3	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.3	$4.4
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.3
Open hedge:
2017 promissory notes	$169.3	3.00%	$3.0	$(0.6)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months
	2018	2017	2018	2017
	(in millions)

2006 secured railcar equipment notes	$—	$(0.1)	$(0.1)	$(0.2)	$(0.1)
TRIP Holdings warehouse loan	$0.5	$1.1	$1.7	$3.4	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.2	$0.4	$0.2
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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the twelve months following September 30, 2018.
In May 2018, Trinity Rail Leasing 2018 LLC ("TRL-2018") purchased an interest rate swaption derivative for $1.4 million to hedge the risk of potential interest rate increases prior to the TRL-2018 debt issuance. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating profit for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2018 for these instruments was not significant.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in millions)
Manufacturing/Corporate:
Land	$119.2	$122.1
Buildings and improvements	671.0	668.1
Machinery and other	1,246.1	1,223.6
Construction in progress	45.0	32.6
	2,081.3	2,046.4
Less accumulated depreciation	(1,136.2)	(1,073.7)
	945.1	972.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	12.8	10.7
Equipment on lease	5,555.1	4,995.7
	5,567.9	5,006.4
Less accumulated depreciation	(959.5)	(858.9)
	4,608.4	4,147.5
Partially-owned subsidiaries:
Equipment on lease	2,356.7	2,317.7
Less accumulated depreciation	(540.8)	(493.1)
	1,815.9	1,824.6

Deferred profit on railcars sold to the Leasing Group	(1,027.8)	(985.2)
Less accumulated amortization	196.4	175.1
	(831.4)	(810.1)
	$6,538.0	$6,134.7
Subsequent Event
On October 17, 2018, the Leasing Group acquired, from an unrelated seller, the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035. The Company will record the acquired railcars, the attached leases and the assumed debt at fair value in its Consolidated Balance Sheet as of the purchase date.
Note 9. Goodwill
Goodwill by segment is as follows:

	September 30, 2018	December 31, 2017
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	136.0	136.0
Inland Barge Group	9.6	—
Energy Equipment Group	505.8	507.9
Railcar Leasing and Management Services Group	1.8	1.8
	$787.8	$780.3
The increase in the Inland Barge Group goodwill during the nine months ended September 30, 2018 is due to an acquisition. Goodwill in the Energy Equipment Group decreased during the nine months ended September 30, 2018 due to fluctuations in foreign currency exchange rates and the allocation of approximately $1.6 million of goodwill to a disposal group as a result of the pending divestitures disclosed in Note 2 Acquisitions and Divestitures.

Note 10. Warranties
The changes in the accruals for warranties for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$12.9	$14.8	$12.7	$15.7
Warranty costs incurred	(1.9)	(2.5)	(4.5)	(6.6)
Warranty originations and revisions	(0.3)	2.1	2.8	6.9
Warranty expirations	(0.4)	(0.8)	(0.7)	(2.4)
Ending balance	$10.3	$13.6	$10.3	$13.6

Note 11. Debt
The following table summarizes the components of debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.3	399.7	399.7
Convertible subordinated notes, net of unamortized discount of $- and $8.2	—	441.2
Other	0.4	0.5
	400.1	841.4
Less: unamortized debt issuance costs	(2.4)	(2.9)
	397.7	838.5
Leasing – Recourse:
Capital lease obligations	26.5	28.3
Total recourse debt	424.2	866.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	139.4	158.5
2009 secured railcar equipment notes	161.7	166.2
2010 secured railcar equipment notes	258.9	266.9
2017 promissory notes	282.3	293.6
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $-	477.3	—
TILC warehouse facility	228.7	150.7
	1,548.3	1,035.9
Less: unamortized debt issuance costs	(17.3)	(11.1)
	1,531.0	1,024.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	386.7	402.8
TRIP Master Funding secured railcar equipment notes	946.9	962.5
	1,333.6	1,365.3
Less: unamortized debt issuance costs	(13.1)	(14.5)
	1,320.5	1,350.8
Total non–recourse debt	2,851.5	2,375.6
Total debt	$3,275.7	$3,242.4
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of September 30, 2018, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2018, or during the nine month period then ended. Of the outstanding letters of credit as of September 30, 2018, all are expected to expire in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of September 30, 2018, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
On April 23, 2018, the Company issued a Notice of Redemption with respect to the 3 7/8% Convertible Subordinated Notes (the "Notes") to redeem the Notes on June 1, 2018 (the "Redemption Date") at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018. Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to May 30, 2018 (the "Conversion Deadline"), holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. The Company has completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.
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
Total interest expense recognized on the Notes for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Coupon rate interest	$—	$4.4	$7.2	$13.1
Amortized debt discount	—	4.7	8.2	13.8
	$—	$9.1	$15.4	$26.9
See Note 17 Earnings Per Common Share for an explanation of the effects of the Notes on earnings per share.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $228.7 million in outstanding borrowings as of September 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $521.3 million was available as of September 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.83% at September 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million in Secured Railcar Equipment Notes ("the TRL-2018 Secured Railcar Equipment Notes"). The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of TRL-2018's Series 2018-1 Class A-1 Secured Railcar Equipment Notes (the "Class A-1 Notes"), and (ii) an aggregate principal amount of $282.5 million of TRL-2018's Series 2018-1 Class A-2 Secured Railcar Equipment Notes (the “Class A-2 Notes”). The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes, of which $195.0 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes, of which $282.5 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of September 30, 2018, are as follows:

	Remaining three months of 2018	2019	2020	2021	2022	Thereafter
	(in millions)
Recourse:
Corporate	$—	$0.1	$0.2	$0.1	$—	$400.0
Leasing – capital lease obligations (Note 6)	1.0	25.5	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	6.3	28.0	29.8	29.2	29.9	16.2
2009 secured railcar equipment notes	2.0	11.2	6.6	13.4	14.1	114.4
2010 secured railcar equipment notes	2.0	7.6	14.2	20.1	21.0	194.0
2017 promissory notes	3.8	15.1	15.1	15.1	15.1	218.1
2018 secured railcar equipment notes	5.0	20.0	20.0	20.0	20.0	392.5
TILC warehouse facility	1.8	7.3	7.3	7.3	1.2	—
Facility termination payments - TILC warehouse facility	—	—	—	—	203.8	—
TRL 2012 secured railcar equipment notes	6.0	21.9	19.3	19.9	19.6	300.0
TRIP Master Funding secured railcar equipment notes	4.7	23.8	32.9	40.4	41.8	803.3
Total principal payments	$32.6	$160.5	$145.4	$165.5	$366.5	$2,438.5
Subsequent Event
On October 17, 2018, the Leasing Group acquired, from an unrelated seller, the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035. The Company will record the acquired railcars, the attached leases and the assumed debt at fair value in its Consolidated Balance Sheet as of the purchase date.
Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency exchange transactions	$0.3	$(0.6)	$2.5	$0.7
Gain on equity investments	(0.1)	(0.2)	(0.4)	(0.2)
Pension cost	(1.0)	(0.6)	(3.3)	(1.9)
Other	0.3	2.5	(0.2)	2.5
Other, net	$(0.5)	$1.1	$(1.4)	$1.1
Pension cost, previously included in operating profit, represents the non-service cost components of pension cost now included in Other, Net as a result of the adoption of ASU 2017-07. See Note 1 Summary of Significant Accounting Policies. Other for the three and nine months ended September 30, 2018 includes $0.8 million and $0.9 million, respectively, in expense related to the change in fair value of certain equity instruments. Other for the three and nine months ended September 30, 2017 includes $0.3 million and $1.4 million, respectively, in expense related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	2.3	1.4	1.9	1.4
Changes in state tax laws	—	0.5	1.0	0.2
Noncontrolling interest in partially-owned subsidiaries	(1.2)	(1.4)	(0.4)	(0.9)
Impairment and other foreign losses	9.2	0.4	2.6	0.5
Changes in valuation allowance and reserves	(1.0)	0.1	0.6	0.1
Effects of Federal Tax Reform	(2.6)	—	(0.7)	—
Settlements with tax authorities	—	—	—	(2.1)
Equity compensation	(0.4)	(0.2)	(1.8)	0.8
Other, net	0.1	1.1	1.2	1.0
Effective rate	27.4%	36.9%	25.4%	36.0%

Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax benefits or deficiencies related to equity compensation, and the impact of the completion of income tax audits that resulted in a net tax benefit. Additionally, a portion of the $24.8 million pre-tax impairment charge recorded in the three and nine months ended September 30, 2018 was attributable to certain of our foreign operations for which taxes are not provided. This impairment charge increased the losses in those jurisdictions with no corresponding tax benefit. The related effect on our effective tax rate has been reflected in the rate reconciliation table above. See Note 2 Acquisitions and Divestitures for further information regarding the impairment charge and Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. During the nine months ended September 30, 2018, we adjusted our initial assessment of the tax effects of the Act to record an additional net benefit for remeasurement of certain deferred tax balances and the transition tax. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts resulting in a final adjustment in the fourth quarter of 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized an additional provisional net benefit of $1.0 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018, which is included as a component of income tax expense. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
Taxing authority examinations
The 2014-2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2017 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for audits for their 2010 tax years and forward.

Unrecognized tax benefits
The change in unrecognized tax benefits for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Beginning balance	$8.2	$28.2
Additions for tax positions of prior years	1.6	0.2
Settlements	(1.5)	(23.3)
Expiration of statute of limitations	(0.5)	—
Ending balance	$7.8	$5.1
Additions for tax positions related to prior years of $1.6 million and $0.2 million recorded in the nine months ended September 30, 2018 and 2017, respectively, are due to a state and foreign filing position. Settlements during the nine months ended September 30, 2018 were related to state tax audits. Settlements during the nine months ended September 30, 2017 were due to the resolution of our 2006-2009 income tax years.
The total amount of unrecognized tax benefits including interest and penalties at September 30, 2018 and 2017, that would affect the Company’s overall effective tax rate if recognized was $10.1 million and $5.7 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $6.2 million by September 30, 2019, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2018 and December 31, 2017 was $4.5 million and $4.1 million, respectively. Income tax expense included an increase of $0.1 million and $0.4 million in interest expense and penalties related to uncertain tax positions for the three and nine months ended September 30, 2018, respectively. Income tax expense included an increase of $0.1 million and a decrease of $5.2 million in interest expense and penalties related to uncertain tax positions for the three and nine months ended September 30, 2017, respectively.
Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Expense Components
Service cost	$—	$—	$0.1	$0.2
Interest	4.6	4.9	13.7	14.7
Expected return on plan assets	(6.9)	(6.8)	(20.6)	(20.4)
Amortization of actuarial loss	1.3	1.4	3.6	3.8
Defined benefit expense	(1.0)	(0.5)	(3.2)	(1.7)
Profit sharing	4.7	3.9	13.5	11.7
Multiemployer plan	0.5	0.6	1.6	1.6
Net expense	$4.2	$4.0	$11.9	$11.6
Trinity contributed $28.0 million and $31.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2018, respectively. Trinity contributed $0.8 million and $1.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2017, respectively. Total contributions to the Company's defined benefit pension plans in 2018 are expected to be approximately $31.7 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $1.6 million to the multiemployer plan for the three and nine months ended September 30, 2018, respectively. The Company contributed $0.5 million and $1.4 million to the multiemployer plan for the three and nine months ended September 30, 2017, respectively. Total contributions to the multiemployer plan for 2018 are expected to be approximately $2.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in AOCL for the nine months ended September 30, 2018 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2017	$(22.4)	$0.3	$(82.7)	$(104.8)
Other comprehensive loss, net of tax, before reclassifications	(1.0)	0.1	—	(0.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $-, $(0.1), $(0.9), and $(1.0)	—	1.7	2.7	4.4
Less: noncontrolling interest	—	(1.1)	—	(1.1)
Other comprehensive income (loss)	(1.0)	0.7	2.7	2.4
Cumulative effect of adopting accounting standard (see Note 1)	(0.2)	0.1	(18.6)	(18.7)
Balances at September 30, 2018	$(23.6)	$1.1	$(98.6)	$(121.1)
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
Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $10.3 million and $29.3 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation totaled approximately $8.7 million and $24.9 million for the three and nine months ended September 30, 2017, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 5.9 million shares for the three and nine months ended September 30, 2018. Total weighted average restricted shares and antidilutive stock options were 6.3 million and 6.4 million shares for the three and nine months ended September 30, 2017, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$27.7			$66.9
Unvested restricted share participation	(0.6)			(1.3)
Net income attributable to Trinity Industries, Inc. – basic	27.1	145.0	$0.19	65.6	148.0	$0.44
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.8		—	0.5
Convertible subordinated notes	—	—		—	2.8
Net income attributable to Trinity Industries, Inc. – diluted	$27.1	145.8	$0.19	$65.6	151.3	$0.43

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$132.0			$164.0
Unvested restricted share participation	(2.4)			(3.6)
Net income attributable to Trinity Industries, Inc. – basic	129.6	146.1	$0.89	160.4	148.6	$1.08
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.9		—	0.4
Convertible subordinated notes	—	1.8		—	2.1
Net income attributable to Trinity Industries, Inc. – diluted	$129.6	148.8	$0.87	$160.4	151.1	$1.06
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
Based on information currently available to the Company and previously disclosed, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus in 2015, the favorable findings and conclusions published in 2015 by two joint task forces of the Federal Highway Administration and the American Association of State Highway and Transportation Officials regarding the ET Plus end terminal system, the Fifth Circuit's unanimous panel opinion reversing the $682.4 million judgment and rendering judgment in favor of the Company, and the Fifth Circuit's subsequent denial of Mr. Harman's Petition for Rehearing En Banc, we do not believe that a loss is probable in this matter; therefore, no accrual has been included in the accompanying consolidated financial statements.
State, county, and municipal actions
Mr. Harman has also filed thirteen separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the Nevada False Claims Act (State of Nevada ex rel. Joshua M. Harman V. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada). In each of these thirteen cases, Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. At this time, the above-referenced state qui tam cases, with the exception of the Massachusetts state qui tam case, are stayed.
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
Product liability cases
The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET Plus as well as other products manufactured by Trinity Highway Products. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device, such as an end terminal, or any other fixed object along the highway, has its own unique facts and circumstances. As previously disclosed, National Cooperative Highway Research Program Report 350 recognizes that performance of even the most carefully researched and tested roadside device is subject to physical laws and the crash worthiness of vehicles. The Company believes the District Court judgment in the FCA case, coupled with the media attention such judgment generated, caused the plaintiff’s bar to seek out individuals involved in collisions with a Trinity Highway Products manufactured product as potential clients, which resulted in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs"). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending Fifth Circuit appeal. The Isolde matter is stayed and remains administratively closed pending the conclusion of the appeal in the Joshua Harman FCA case.
Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell deny and intend to vigorously defend against the allegations in the Isolde case. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to this shareholder class action; therefore, no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.2 million to $27.4 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At September 30, 2018, total accruals of $25.9 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $2.9 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
As of September 30, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $110.9 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $4,296.4 million of equipment securing certain non-recourse debt, $67.4 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $304.9 million of assets located in foreign locations. As of December 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $143.0 million of restricted cash that was not available for distribution to the Parent, $3,509.1 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $317.3 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$526.2	$550.3	$(145.6)	$930.9
Cost of revenues	5.7	442.3	455.1	(151.1)	752.0
Selling, engineering, and administrative expenses	40.0	32.4	38.7	—	111.1
Gains on dispositions of property	(0.1)	7.7	3.5	—	11.1
	45.8	467.0	490.3	(151.1)	852.0
Operating profit (loss)	(45.8)	59.2	60.0	5.5	78.9
Other (income) expense	(4.3)	8.3	35.9	—	39.9
Equity in earnings of subsidiaries, net of taxes	62.8	16.4	—	(79.2)	—
Income before income taxes	21.3	67.3	24.1	(73.7)	39.0
Provision (benefit) for income taxes	(6.4)	9.9	6.9	0.3	10.7
Net income	27.7	57.4	17.2	(74.0)	28.3
Net income attributable to noncontrolling interest	—	—	—	0.6	0.6
Net income attributable to controlling interest	$27.7	$57.4	$17.2	$(74.6)	$27.7

Net income	$27.7	$57.4	$17.2	$(74.0)	$28.3
Other comprehensive income (loss)	1.4	—	0.7	—	2.1
Comprehensive income	29.1	57.4	17.9	(74.0)	30.4
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	0.9
Comprehensive income attributable to controlling interest	$29.1	$57.4	$17.9	$(74.9)	$29.5

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,558.5	$1,585.4	$(439.4)	$2,704.5
Cost of revenues	6.4	1,292.3	1,260.3	(458.8)	2,100.2
Selling, engineering, and administrative expenses	119.3	99.8	107.3	—	326.4
Gains on dispositions of property	1.3	17.1	6.7	—	25.1
	124.4	1,375.0	1,360.9	(458.8)	2,401.5
Operating profit (loss)	(124.4)	183.5	224.5	19.4	303.0
Other (income) expense	(2.5)	24.2	99.8	—	121.5
Equity in earnings of subsidiaries, net of taxes	244.3	63.3	—	(307.6)	—
Income before income taxes	122.4	222.6	124.7	(288.2)	181.5
Provision (benefit) for income taxes	(9.6)	37.3	27.7	(9.3)	46.1
Net income	132.0	185.3	97.0	(278.9)	135.4
Net income attributable to noncontrolling interest	—	—	—	3.4	3.4
Net income attributable to controlling interest	$132.0	$185.3	$97.0	$(282.3)	$132.0

Net income	$132.0	$185.3	$97.0	$(278.9)	$135.4
Other comprehensive income (loss)	1.8	—	1.7	—	3.5
Comprehensive income	133.8	185.3	98.7	(278.9)	138.9
Comprehensive income attributable to noncontrolling interest	—	—	—	4.5	4.5
Comprehensive income attributable to controlling interest	$133.8	$185.3	$98.7	$(283.4)	$134.4

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$622.5	$501.3	$(150.2)	$973.6
Cost of revenues	(0.1)	493.6	385.7	(156.5)	722.7
Selling, engineering, and administrative expenses	39.5	35.6	39.5	—	114.6
Gains on dispositions of property	(0.1)	15.9	0.3	—	16.1
	39.5	513.3	424.9	(156.5)	821.2
Operating profit (loss)	(39.5)	109.2	76.4	6.3	152.4
Other (income) expense	5.7	6.1	33.0	—	44.8
Equity in earnings of subsidiaries, net of taxes	111.7	17.5	—	(129.2)	—
Income before income taxes	66.5	120.6	43.4	(122.9)	107.6
Provision (benefit) for income taxes	(0.4)	35.5	6.4	(1.8)	39.7
Net income	66.9	85.1	37.0	(121.1)	67.9
Net income attributable to noncontrolling interest	—	—	—	1.0	1.0
Net income attributable to controlling interest	$66.9	$85.1	$37.0	$(122.1)	$66.9

Net income	$66.9	$85.1	$37.0	$(121.1)	$67.9
Other comprehensive income (loss)	1.8	—	0.3	—	2.1
Comprehensive income	68.7	85.1	37.3	(121.1)	70.0
Comprehensive income attributable to noncontrolling interest	—	—	—	1.5	1.5
Comprehensive income attributable to controlling interest	$68.7	$85.1	$37.3	$(122.6)	$68.5

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,738.6	$1,438.5	$(420.7)	$2,756.4
Cost of revenues	3.7	1,393.1	1,107.0	(438.6)	2,065.2
Selling, engineering, and administrative expenses	108.4	100.3	121.4	—	330.1
Gains on dispositions of property	0.5	36.9	4.4	—	41.8
	111.6	1,456.5	1,224.0	(438.6)	2,353.5
Operating profit (loss)	(111.6)	282.1	214.5	17.9	402.9
Other (income) expense	16.9	21.3	93.3	—	131.5
Equity in earnings of subsidiaries, net of taxes	274.1	60.6	—	(334.7)	—
Income before income taxes	145.6	321.4	121.2	(316.8)	271.4
Provision (benefit) for income taxes	(18.4)	105.8	26.0	(15.6)	97.8
Net income	164.0	215.6	95.2	(301.2)	173.6
Net income attributable to noncontrolling interest	—	—	—	9.6	9.6
Net income attributable to controlling interest	$164.0	$215.6	$95.2	$(310.8)	$164.0

Net income	$164.0	$215.6	$95.2	$(301.2)	$173.6
Other comprehensive income (loss)	4.1	—	2.3	—	6.4
Comprehensive income	168.1	215.6	97.5	(301.2)	180.0
Comprehensive income attributable to noncontrolling interest	—	—	—	11.6	11.6
Comprehensive income attributable to controlling interest	$168.1	$215.6	$97.5	$(312.8)	$168.4

Condensed Consolidating Balance Sheet
September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$333.0	$70.2	$51.8	$(27.6)	$427.4
Short-term marketable securities	—	—	—	—	—
Receivables, net of allowance	—	201.1	196.4	(1.3)	396.2
Income tax receivable	41.4	—	4.9	—	46.3
Inventory	—	459.0	258.3	(10.3)	707.0
Property, plant, and equipment, net	52.9	2,081.8	4,990.5	(587.2)	6,538.0
Investments in and advances to subsidiaries	5,806.5	3,373.4	341.3	(9,521.2)	—
Restricted cash	—	—	110.9	27.6	138.5
Goodwill and other assets	208.9	590.2	356.7	(4.2)	1,151.6
	$6,442.7	$6,775.7	$6,310.8	$(10,124.2)	$9,405.0
Liabilities:
Accounts payable	$15.0	$93.6	$112.2	$(1.3)	$219.5
Accrued liabilities	216.7	55.7	138.6	—	411.0
Debt	397.3	26.5	2,851.9	—	3,275.7
Deferred income	—	17.2	1.2	—	18.4
Deferred income taxes	—	738.9	34.7	(17.7)	755.9
Advances from subsidiaries	1,104.5	—	—	(1,104.5)	—
Other liabilities	69.8	0.6	14.7	—	85.1
Total stockholders' equity	4,639.4	5,843.2	3,157.5	(9,000.7)	4,639.4
	$6,442.7	$6,775.7	$6,310.8	$(10,124.2)	$9,405.0

Condensed Consolidating Balance Sheet
December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$763.9	$1.6	$65.3	$(52.2)	$778.6
Short-term marketable securities	319.5	—	—	—	319.5
Receivables, net of allowance	1.1	204.2	164.4	—	369.7
Income tax receivable	24.0	—	5.0	—	29.0
Inventory	—	413.6	236.8	(9.8)	640.6
Property, plant, and equipment, net	47.6	2,310.7	4,293.0	(516.6)	6,134.7
Investments in and advances to subsidiaries	5,515.2	3,049.7	255.5	(8,820.4)	—
Restricted cash	—	—	143.0	52.2	195.2
Goodwill and other assets	159.2	590.9	326.3	(0.5)	1,075.9
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2
Liabilities:
Accounts payable	$7.5	$65.9	$102.2	$(0.2)	$175.4
Accrued liabilities	236.5	59.1	144.9	(0.5)	440.0
Debt	838.1	28.3	2,376.0	—	3,242.4
Deferred income	—	19.1	1.4	—	20.5
Deferred income taxes	53.8	683.2	5.9	0.3	743.2
Advances from subsidiaries	775.2	—	—	(775.2)	—
Other liabilities	61.4	0.7	1.6	—	63.7
Total stockholders' equity	4,858.0	5,714.4	2,857.3	(8,571.7)	4,858.0
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$132.0	$185.3	$97.0	$(278.9)	$135.4
Equity in earnings of subsidiaries, net of taxes	(244.3)	(63.3)	—	307.6	—
Other	(24.1)	88.1	151.7	(31.2)	184.5
Net cash provided (required) by operating activities	(136.4)	210.1	248.7	(2.5)	319.9

Investing activities:
(Increase) decrease in short-term marketable securities	319.5	—	—	—	319.5
Proceeds from railcar lease fleet sales owned more than one year	—	707.8	63.3	(647.7)	123.4
Proceeds from dispositions of property and other assets	0.2	2.5	9.1	—	11.8
Capital expenditures – leasing	—	(611.9)	(711.6)	647.7	(675.8)
Capital expenditures – manufacturing and other	(11.6)	(14.7)	(36.7)	—	(63.0)
Acquisitions, net of cash acquired	—	—	(25.0)	—	(25.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	7.1	—	(7.1)	—
Other	—	(1.9)	—	—	(1.9)
Net cash provided (required) by investing activities	308.1	88.9	(700.9)	(7.1)	(311.0)

Financing activities:
Payments to retire debt	(647.6)	(1.8)	(89.6)	—	(739.0)
Proceeds from issuance of debt	—	—	561.3	—	561.3
Shares repurchased	(156.1)	—	—	—	(156.1)
Dividends paid to common shareholders	(58.1)	—	—	—	(58.1)
Purchase of shares to satisfy employee tax on vested stock	(11.5)	—	—	—	(11.5)
Distributions to noncontrolling interest	—	—	(10.3)	—	(10.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	7.1	(7.1)	—
Change in intercompany financing between entities	270.7	(228.6)	(58.8)	16.7	—
Other	—	—	(3.1)	—	(3.1)
Net cash provided (required) by financing activities	(602.6)	(230.4)	406.6	9.6	(416.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(430.9)	68.6	(45.6)	—	(407.9)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$333.0	$70.2	$162.7	$—	$565.9

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$164.0	$215.6	$95.2	$(301.2)	$173.6
Equity in earnings of subsidiaries, net of taxes	(274.1)	(60.6)	—	334.7	—
Other	28.5	134.9	165.7	(14.5)	314.6
Net cash provided (required) by operating activities	(81.6)	289.9	260.9	19.0	488.2

Investing activities:
(Increase) decrease in short-term marketable securities	84.7	—	—	—	84.7
Proceeds from railcar lease fleet sales owned more than one year	—	515.8	8.4	(363.9)	160.3
Proceeds from dispositions of property and other assets	—	1.2	6.9	—	8.1
Capital expenditures – leasing	—	(349.2)	(375.1)	363.9	(360.4)
Capital expenditures – manufacturing and other	(5.9)	(12.3)	(43.7)	—	(61.9)
Acquisitions, net of cash acquired	—	—	(47.5)	—	(47.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	30.0	—	(30.0)	—
Other	—	—	(0.3)	—	(0.3)
Net cash provided (required) by investing activities	78.8	185.5	(451.3)	(30.0)	(217.0)

Financing activities:
Payments to retire debt	—	(2.7)	(332.2)	—	(334.9)
Proceeds from issuance of debt	—	—	534.1	—	534.1
Shares repurchased	(52.4)	—	—	—	(52.4)
Dividends paid to common shareholders	(53.0)	—	—	—	(53.0)
Purchase of shares to satisfy employee tax on vested stock	(14.1)	—	—	—	(14.1)
Distributions to noncontrolling interest	—	—	(41.4)	—	(41.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(30.0)	30.0	—
Change in intercompany financing between entities	437.4	(471.8)	53.5	(19.1)	—
Other	—	—	(0.1)	—	(0.1)
Net cash provided (required) by financing activities	317.9	(474.5)	183.9	10.9	38.2

Net increase (decrease) in cash, cash equivalents, and restricted cash	315.1	0.9	(6.5)	(0.1)	309.4
Cash, cash equivalents, and restricted cash at beginning of period	537.9	5.2	198.4	0.1	741.6
Cash, cash equivalents, and restricted cash at end of period	$853.0	$6.1	$191.9	$—	$1,051.0

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
Executive Summary
Spin-off Transaction
In December 2017, the Company announced that its Board of Directors unanimously approved a plan to pursue a spin-off of the Company's infrastructure-related businesses to Trinity stockholders. The separation is planned as a tax-free spin-off transaction to the Company's stockholders for U.S. federal income tax purposes. The transaction will result in two separate public companies: (1) Trinity, the currently existing company, which will be comprised primarily of Trinity’s rail-related businesses and (2) Arcosa, Inc. ("Arcosa"), a new infrastructure company, focused on infrastructure-related products and services.
On September 25, 2018, Trinity’s Board of Directors formally approved the separation of its infrastructure-related businesses from Trinity through a distribution of all of the common stock of Arcosa held by Trinity to Trinity stockholders. In connection with the approval, the Board set the distribution ratio, record date, and distribution date for the separation. The distribution is expected to be made at 12:01 a.m. local New York City time on November 1, 2018 to Trinity stockholders of record as of 5:00 p.m. local New York City time on October 17, 2018, the record date for the distribution. On the distribution date, Trinity stockholders will receive one share of Arcosa common stock for every three shares of Trinity common stock held as of the record date. No fractional shares of Arcosa’s common stock will be distributed. Fractional shares of Arcosa’s common stock will be aggregated and sold on the open market, and the aggregate net proceeds of the sales will be distributed ratably in the form of cash payments to Trinity stockholders who would otherwise be entitled to receive a fractional share of Arcosa’s common stock.
The completion of the spin-off transaction is subject to the satisfaction or waiver of a number of conditions, including certain conditions described in the Information Statement included in Arcosa’s Form 10 filed with the Securities and Exchange Commission and in the form of the Separation and Distribution Agreement, which is filed as an exhibit to the Form 10. Trinity and Arcosa expect all conditions to the Arcosa distribution to be satisfied or waived on or before the distribution date. Following the distribution, Arcosa will be an independent, publicly-traded company on the New York Stock Exchange, and Trinity will retain no ownership interest in Arcosa.
See information in Item 1A "Risk Factors"of our 2017 Annual Report on Form 10-K under the heading "Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses" for a description of some of the risks and uncertainties associated with the proposed transaction.
Financial and Operational Highlights
The Company's revenues for the three and nine months ended September 30, 2018 were $930.9 million and $2,704.5 million, respectively, representing a decrease of 4.4% and 1.9%, respectively, compared to the same periods in 2017.
Operating profit for the three and nine months ended September 30, 2018 totaled $78.9 million and $303.0 million, respectively, representing a decrease of 48.2% and 24.8%, respectively, for the same periods in 2017. Revenues in our Rail Group increased for the three months ended September 30, 2018 primarily as a result of higher volumes in our maintenance services business, partially offset by lower railcar deliveries. Operating profit in the Rail Group decreased for the three months ended September 30, 2018, when compared with the prior year period, primarily as a result of pricing pressures related to certain railcar types as well as production inefficiencies within the rail products business related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the fourth quarter, partially offset by higher volumes in our maintenance services business. Revenues and operating profit in our Rail Group increased for the nine months ended September 30, 2018, primarily as a result of higher volumes in our maintenance services business and higher railcar deliveries. When compared with the same periods in 2017, revenues and operating profit in our Construction Products Group increased for the three and nine months ended September 30, 2018 primarily due to higher volumes in our highway products business in addition to higher revenues resulting from an acquisition. Revenues and operating profit from the Inland Barge Group were higher for the three months ended September 30, 2018 when compared to the same period last year due to higher barge deliveries, and were substantially unchanged over the nine months ended September 30, 2018. The Energy Equipment Group recorded lower revenues and operating profit for the three and nine months ended September 30, 2018 resulting primarily from lower volumes in our wind towers product line and the impact of a $24.8 million impairment charge recorded in the third quarter of 2018. Additionally, revenues and operating profit in the Energy Equipment Group were impacted by the required adoption of new revenue accounting rules effective January 1, 2018, which resulted in an increase in revenues and operating profit for the Group of $8.3 million and $2.6 million, respectively, for the three months ended September 30, 2018 and a decrease in revenues and operating profit of $6.4 million and $1.0 million, respectively, for the nine months ended September 30, 2018. See Note 1 of the Consolidated Financial Statements. Revenues from the Leasing Group decreased for the three and nine months ended September 30, 2018, when compared to the prior year periods, primarily due to decreased railcar sales and a decrease in management advisory fees. Operating profit from the Leasing Group decreased for the three and nine months ended September 30, 2018 primarily due to lower average rental rates, lower asset management advisory fees, and lower profit from railcars sold from the lease fleet.
Selling, engineering, and administrative expenses including transaction costs totaling $10.6 million and $28.9 million related to the Company's proposed spin-off, decreased by 3.1% and 1.1%, respectively, for the three and nine months ended September 30, 2018, respectively, when compared to the prior year periods primarily resulting from lower litigation-related costs and reduced bad debt expense.
Net income for the three and nine months ended September 30, 2018 was $28.3 million and $135.4 million, respectively, compared with $67.9 million and $173.6 million, respectively, for the same periods in 2017. Net income attributable to Trinity Industries, Inc. common stockholders for the three and nine months ended September 30, 2018 was $27.7 million and $132.0 million, respectively, compared with $66.9 million and $164.0 million, respectively, for the prior year periods.
Our Rail, Inland Barge, and Leasing Groups and our structural wind towers, utility structures, and storage and distribution containers businesses operate in cyclical industries. Results in our Construction Products Group are affected by seasonal fluctuations with the second and third quarters historically being the quarters with the highest revenues. Additionally, due to their transactional nature, railcar sales from the lease fleet are a significant driver of fluctuations in results in the Railcar Leasing and Management Services Group.
As of September 30, 2018 and 2017 our unsatisfied performance obligations, or backlog, with respect to railcars in our Rail Group, barges in our Inland Barge Group and wind towers and utility structures in our Energy Equipment Group were as follows:

	September 30, 2018	September 30, 2017
	(in millions)
Rail Group (railcars)
External Customers	$2,001.2	$1,509.1
Leasing Group	1,199.6	935.9
	$3,200.8	$2,445.0
Inland Barge Group	$210.4	$126.0
Wind towers and utility structures	$700.3	$972.0
For the nine months ended September 30, 2018, our rail manufacturing businesses received orders for 20,750 railcars, including orders for 4,800 railcars in the second quarter resulting from an extension of the supply agreement with GATX through 2023. The change in unsatisfied performance obligations as of September 30, 2018 compared with September 30, 2017 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders included in unsatisfied performance obligations from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 20% of unsatisfied performance obligations for railcars in the Rail Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2023. Approximately 21% of unsatisfied performance obligations for barges in the Inland Barge Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020. Approximately 23% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered through 2020.

During the nine months ended September 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$80.8	$93.7
Railcars owned more than one year at the time of sale	123.4	160.3
	$204.2	$254.0
Acquisition and Divestiture Activity
During the third quarter of 2018, the Company’s management team committed to plans to divest certain businesses whose revenues are included in the other revenues component of the Energy Equipment Group. We are actively engaged with prospective buyers for these businesses and expect to complete the divestiture of these businesses within the next twelve months. We recorded a pre-tax impairment charge of $24.8 million during the three months ended September 30, 2018 associated with the write-down of the net assets of these businesses to their estimated fair values. See Note 2 to our Consolidated Financial Statements for further information regarding these pending divestitures.
In March 2018, we completed the acquisition of certain assets of an inland barge business.
Debt and Capital Allocation Updates
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $228.7 million in outstanding borrowings as of September 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $521.3 million was available as of September 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.83% at September 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of Class A-1 Notes, and (ii) an aggregate principal amount of $282.5 million of Class A-2 Notes. The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes, of which $195.0 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes, of which $282.5 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
On April 23, 2018, the Company issued a Notice of Redemption with respect to the Convertible Subordinated Notes due 2036 (the “Notes”) to redeem the Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018 (the "Redemption Date"). Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to May 30, 2018, (the "Conversion Deadline"), holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. The Company has completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms. In connection with the election to settle the redemption of the Notes entirely with cash, the Company avoided the issuance of up to 5.7 million shares, valued at approximately $198.1 million and representing the amount in excess of par.

In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,356,484 and 4,327,158 shares, respectively, were repurchased during the three and nine months ended September 30, 2018, at a cost of approximately $50.0 million and $150.1 million, respectively, leaving a remaining authorization of $350.0 million. Under the Company's previous program that expired on December 31, 2017, 1,942,200 shares were repurchased during the nine months ended September 30, 2017, at a cost of approximately $52.4 million. There were no shares repurchased during the three months ended September 30, 2017.
Other
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.
Subsequent Event
On October 17, 2018, the Leasing Group acquired, from an unrelated seller, the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$299.4	$207.4	$506.8	$317.4	$175.0	$492.4	2.9%
Construction Products Group	148.3	3.7	152.0	130.1	1.8	131.9	15.2%
Inland Barge Group	49.3	—	49.3	28.1	—	28.1	75.4%
Energy Equipment Group	203.1	15.1	218.2	220.6	25.6	246.2	(11.4)%
Railcar Leasing and Management Services Group	227.2	0.3	227.5	274.9	0.2	275.1	(17.3)%
All Other	3.6	23.6	27.2	2.5	23.2	25.7	5.8%
Segment Totals before Eliminations	930.9	250.1	1,181.0	973.6	225.8	1,199.4	(1.5)%
Eliminations – Lease subsidiary	—	(207.4)	(207.4)	—	(175.0)	(175.0)
Eliminations – Other	—	(42.7)	(42.7)	—	(50.8)	(50.8)
Consolidated Total	$930.9	$—	$930.9	$973.6	$—	$973.6	(4.4)%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$948.7	$731.8	$1,680.5	$938.8	$497.8	$1,436.6	17.0%
Construction Products Group	425.1	7.5	432.6	381.7	4.6	386.3	12.0
Inland Barge Group	123.0	—	123.0	124.3	—	124.3	(1.0)
Energy Equipment Group	586.2	58.0	644.2	660.6	79.5	740.1	(13.0)
Railcar Leasing and Management Services Group	614.7	0.8	615.5	645.4	0.7	646.1	(4.7)
All Other	6.8	68.5	75.3	5.6	65.6	71.2	5.8
Segment Totals before Eliminations	2,704.5	866.6	3,571.1	2,756.4	648.2	3,404.6	4.9
Eliminations – Lease subsidiary	—	(731.8)	(731.8)	—	(497.8)	(497.8)
Eliminations – Other	—	(134.8)	(134.8)	—	(150.4)	(150.4)
Consolidated Total	$2,704.5	$—	$2,704.5	$2,756.4	$—	$2,756.4	(1.9)
Our revenues for the three and nine months ended September 30, 2018 decreased by 4.4% and 1.9%, respectively, from the prior year periods. Revenues from our Rail Group increased for the three months ended September 30, 2018 primarily as a result of higher volumes in our maintenance services business, partly offset by pricing pressures related to certain car types as well as lower railcar deliveries. Higher railcar deliveries and higher volumes in our maintenance services business resulted in an increase in the Rail Group's revenues for the nine months ended September 30, 2018. Revenues from our Construction Products Group increased for the three months ended September 30, 2018 primarily due to higher volumes in our highway products business. Revenues were higher for the nine months ended September 30, 2018 primarily due to higher volumes in our construction aggregates and highway products businesses and the impact of our trench shoring products acquisition in 2017. Increased barge deliveries resulted in higher revenues in our Inland Barge Group for the three months ended September 30, 2018, with barge deliveries and revenues substantially unchanged for the nine months ended September 30, 2018. Revenues in our Energy Equipment Group were lower for the three and nine months ended September 30, 2018 primarily due to reduced volumes in our wind towers and utility structures product lines. Additionally, revenues in our Energy Equipment Group were also higher by $8.3 million for the three months ended September 30, 2018 and lower by $6.4 million for the nine months ended September 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Consolidated Financial Statements. Revenues from our Leasing Group decreased for the three and nine months ended September 30, 2018 when compared to the prior year periods primarily as a result of lower railcar sales from the lease fleet and a decrease in asset management advisory fees.

Operating Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Rail Group	$473.9	$441.9	$1,531.0	$1,298.9
Construction Products Group	122.9	115.1	352.7	331.8
Inland Barge Group	46.3	28.8	117.8	118.2
Energy Equipment Group	231.9	219.9	623.5	660.1
Railcar Leasing and Management Services Group	135.3	154.5	360.4	329.7
All Other	33.1	30.6	87.5	86.4
Segment Totals before Eliminations and Corporate Expenses	1,043.4	990.8	3,072.9	2,825.1
Corporate	41.5	41.4	124.4	114.9
Eliminations – Lease subsidiary	(189.3)	(160.4)	(660.5)	(439.4)
Eliminations – Other	(43.6)	(50.6)	(135.3)	(147.1)
Consolidated Total	$852.0	$821.2	$2,401.5	$2,353.5
Operating costs for the three and nine months ended September 30, 2018 increased by 3.8% and 2.0%, respectively, over the same periods in 2017. Operating costs in our Rail Group increased for the three months ended September 30, 2018 due to an increase in volume from the maintenance services business and production inefficiencies within the rail products business related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the fourth quarter. Operating costs in our Rail Group increased for the nine months ended September 30, 2018 primarily due to higher shipment levels. Operating costs in our Construction Products Group were higher for the three months ended September 30, 2018 due to higher volumes in our highway products business and increased for the nine months ended September 30, 2018 due to higher volumes across all businesses in the Group and the impact of our trench shoring products acquisition in the third quarter of 2017. The increases in operating costs for the Construction Products Group were partially offset by insurance recoveries of $4.4 million and $7.6 million, respectively, during the three and nine months ended September 30, 2018. Operating costs of the Inland Barge Group were higher for the three months ended September 30, 2018 as a result of higher barge deliveries and were substantially unchanged versus the prior year for the nine months ended September 30, 2018. Operating costs for the Energy Equipment Group were higher for the three months ended September 30, 2018, primarily due to an impairment charge of $24.8 million, partially offset by lower volumes in our wind towers business. For the nine months ended September 30, 2018, operating costs for the Energy Equipment Group decreased versus the prior year period primarily as a result of lower wind towers volumes, partially offset by an impairment charge of $24.8 million. Operating costs for the Leasing Group decreased for the three months ended September 30, 2018 primarily due to the impact of car sales. Operating costs for the Leasing Group increased for the nine months ended September 30, 2018 primarily due to higher fleet depreciation, maintenance and compliance, and freight costs.
Selling, engineering, and administrative expenses, including Corporate expenses and transaction costs related to the Company's proposed spin-off totaling $10.6 million and $28.9 million, respectively, decreased for the three and nine months ended September 30, 2018, by 3.1% and 1.1%, respectively, as a result of lower litigation-related costs and reduced bad debt expense. As a percentage of revenue, selling, engineering, and administrative expenses were 11.9% and 12.1%, respectively, for the three and nine months ended September 30, 2018 as compared to 11.8% and 12.0%, respectively, for the same periods in 2017.
Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Rail Group	$32.9	$50.5	$149.5	$137.7
Construction Products Group	29.1	16.8	79.9	54.5
Inland Barge Group	3.0	(0.7)	5.2	6.1
Energy Equipment Group	(13.7)	26.3	20.7	80.0
Railcar Leasing and Management Services Group	92.2	120.6	255.1	316.4
All Other	(5.9)	(4.9)	(12.2)	(15.2)
Segment Totals before Eliminations and Corporate Expenses	137.6	208.6	498.2	579.5
Corporate	(41.5)	(41.4)	(124.4)	(114.9)
Eliminations – Lease subsidiary	(18.1)	(14.6)	(71.3)	(58.4)
Eliminations – Other	0.9	(0.2)	0.5	(3.3)
Consolidated Total	$78.9	$152.4	$303.0	$402.9

Operating profit for the three and nine months ended September 30, 2018 decreased by 48.2% and 24.8%, respectively, when compared to the same periods in 2017. Operating profit in our Rail Group decreased for the three months ended September 30, 2018 as a result of lower railcar deliveries, pricing pressures related to certain railcar types, and production inefficiencies within the rail products business related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the fourth quarter. Operating profit for the Rail Group increased for the nine months ended September 30, 2018 as a result of higher railcar deliveries and higher volumes associated with our maintenance services business. Operating profit in the Construction Products Group increased for the three and nine months ended September 30, 2018 when compared to prior year periods primarily due to higher volumes in our highway products business and the impact of our trench shoring products acquisition in the third quarter of 2017. Operating profit in our Energy Equipment Group decreased for the three and nine months ended September 30, 2018 over the prior year periods primarily due to lower volumes in the wind towers product line and a $24.8 million impairment charge related to a planned divestiture. Operating profit in our Leasing Group decreased for the three and nine months ended September 30, 2018 over the prior year periods primarily due to lower average rental rates, lower asset management advisory fees and a change in the mix of railcars sold from the lease fleet.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest income	$(2.4)	$(3.1)	$(10.0)	$(7.1)
Interest expense	42.8	46.8	132.9	137.5
Other, net	(0.5)	1.1	(1.4)	1.1
Consolidated Total	$39.9	$44.8	$121.5	$131.5
The decrease in expense for the three and nine months ended September 30, 2018 is primarily due to lower interest expense as a result of the redemption of our Convertible Notes in the second quarter of 2018, partially offset by higher borrowings against our lease fleet.
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	2.3	1.4	1.9	1.4
Changes in state tax laws	—	0.5	1.0	0.2
Noncontrolling interest in partially-owned subsidiaries	(1.2)	(1.4)	(0.4)	(0.9)
Impairment and other foreign losses	9.2	0.4	2.6	0.5
Changes in valuation allowance and reserves	(1.0)	0.1	0.6	0.1
Effects of Federal Tax Reform	(2.6)	—	(0.7)	—
Settlements with tax authorities	—	—	—	(2.1)
Equity compensation	(0.4)	(0.2)	(1.8)	0.8
Other, net	0.1	1.1	1.2	1.0
Effective rate	27.4%	36.9%	25.4%	36.0%
Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax benefits or deficiencies related to equity compensation, and the impact of the completion of income tax audits that resulted in a net tax benefit. Additionally, a portion of the $24.8 million pre-tax impairment charge recorded in the three and nine months ended September 30, 2018 was attributable to certain of our foreign operations for which taxes are not provided. This impairment charge increased the losses in those jurisdictions with no corresponding tax benefit. The related effect on our effective tax rate has been reflected in the rate reconciliation table above. See Note 2 Acquisitions and Divestitures for further information regarding the impairment charge and Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.

Additionally, during the nine months ended September 30, 2018, we adjusted our initial assessment of the tax effects of the Tax Cuts & Jobs Act (the "Act") to record an additional net benefit for remeasurement of certain deferred tax balances and the transition tax. We recognized an additional provisional net benefit of $1.0 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018, which is included as a component of income tax expense. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts resulting in a final adjustment in the fourth quarter of 2018. The calculation of our estimated annual effective tax rate includes the estimated impact of provisions of the Act, such as interest limitations, and foreign limitations or inclusions. These estimates could change as additional information becomes available on these provisions of the Act.
Income tax payments, net of refunds received, during the nine months ended September 30, 2018 totaled $6.9 million. The total net income tax receivable position at September 30, 2018 amounted to $40.5 million.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.
Segment Discussion
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$408.2	$437.0	(6.6)%	$1,413.1	$1,269.4	11.3%
Components and maintenance services	98.6	55.4	78.0	267.4	167.2	59.9
Total revenues	506.8	492.4	2.9	1,680.5	1,436.6	17.0

Operating costs:
Cost of revenues	458.9	426.3	7.6	1,486.8	1,253.9	18.6
Selling, engineering, and administrative costs	15.0	15.6	(3.8)	44.2	45.0	(1.8)
Operating profit	$32.9	$50.5	(34.9)	$149.5	$137.7	8.6
Operating profit margin	6.5%	10.3%		8.9%	9.6%
As of September 30, 2018 and 2017 our Rail Group backlog of railcars was as follows:

	As of September 30,
	2018	2017
	(in millions)
External Customers	$2,001.2	$1,509.1
Leasing Group	1,199.6	935.9
Total	$3,200.8	$2,445.0
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	24,580	27,580	22,585	29,220
Orders received	7,725	3,045	20,750	9,720
Shipments	(3,990)	(4,420)	(14,820)	(12,245)
Ending balance(1)	28,315	25,555	28,315	25,555
(1) The ending backlog figures for the nine months ended September 30, 2018 reflect the removal of 200 railcars that have not been netted against orders. The ending backlog figures for the three and nine months ended September 30, 2017 reflect the removal of 650 and 1,140 railcars, respectively, that have not been netted against orders.
Revenues and cost of revenues increased for the three months ended September 30, 2018 by 2.9% and 7.6%, respectively, when compared to the prior year period. Revenues and cost of revenues increased for the nine months ended September 30, 2018 by 17.0% and 18.6%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the three months ended September 30, 2018 primarily resulted from an increase in volume from the maintenance services business partially offset by lower railcar deliveries and pricing pressures related to certain railcar types. The cost of revenues increase was also driven by production inefficiencies within the rail products business for the three months ended September 30, 2018 related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the fourth quarter. The increases in revenues and cost of revenues for the nine months ended September 30, 2018 primarily resulted from an increase in railcar unit deliveries and increased volumes in our maintenance services business.
Total backlog dollars increased by 30.9% when compared to the prior year period primarily due to an increase in units. The average selling price in the backlog at September 30, 2018 was 18.2% higher as compared to September 30, 2017 primarily due to pricing and product mix changes. Approximately 19.8% of our railcar backlog is expected to be delivered during 2018 with the remainder to be delivered thereafter into 2023. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
During the three months ended September 30, 2018, railcar shipments included sales to the Leasing Group of $177.1 million with a deferred profit of $13.4 million, representing 1,691 railcars, compared to $160.5 million with a deferred profit of $13.6 million, representing 1,721 railcars, in the comparable period in 2017. During the nine months ended September 30, 2018, railcar shipments included sales to the Leasing Group of $649.7 million with a deferred profit of $57.8 million, representing 7,057 railcars, compared to $457.4 million with a deferred profit of $56.1 million, representing 4,597 railcars, in the comparable period in 2017.
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway products	$79.4	$62.4	27.2%	$205.9	$191.5	7.5%
Construction aggregates	52.9	53.3	(0.8)	166.6	155.1	7.4
Other	19.7	16.2	21.6	60.1	39.7	51.4
Total revenues	152.0	131.9	15.2	432.6	386.3	12.0

Operating costs:
Cost of revenues	105.6	95.4	10.7	304.4	273.7	11.2
Selling, engineering, and administrative costs	18.8	19.7	(4.6)	50.8	58.7	(13.5)
Property disposition gains	(1.5)	—	n/a	(2.5)	(0.6)	316.7
Operating profit	$29.1	$16.8	73.2	$79.9	$54.5	46.6
Operating profit margin	19.1%	12.7%		18.5%	14.1%
Revenues and cost of revenues increased by 15.2% and 10.7%, respectively, for the three months ended September 30, 2018, when compared to the same period in 2017, primarily from higher volumes in our highway products business and other businesses. Cost of revenues for the three months ended September 30, 2018 includes $4.4 million in insurance recoveries related to damages previously sustained at two highway products manufacturing facilities. Selling, engineering and administrative costs decreased by 4.6% for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to decreased legal expenses.
Revenues and cost of revenues increased by 12.0% and 11.2%, respectively, for the nine months ended September 30, 2018, when compared to the same period in 2017 primarily from higher volumes across all businesses in the Group as well as the impact of our trench shoring products acquisition in the third quarter of 2017. Cost of revenues for the nine months ended September 30, 2018 also included $7.6 million in insurance recoveries related to damages previously sustained at two highway products manufacturing facilities as discussed above. Selling, engineering, and administrative costs decreased by 13.5%, respectively, for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to decreased legal expenses.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$49.3	$28.1	75.4%	$123.0	$124.3	(1.0)%

Operating costs:
Cost of revenues	43.3	25.8	67.8	109.3	109.3	—
Selling, engineering, and administrative costs	3.0	3.0	—	8.5	8.9	(4.5)
Operating profit	$3.0	$(0.7)	(528.6)	$5.2	$6.1	(14.8)
Operating profit margin	6.1%	(2.5)%		4.2%	4.9%
Revenues and cost of revenues increased for the three months ended September 30, 2018 by 75.4% and 67.8%, respectively, compared to the same period in 2017 primarily from higher barge deliveries. Revenues and cost of revenues were substantially unchanged for the nine months ended September 30, 2018 compared to the same period in 2017. Selling, engineering, and administrative costs were substantially unchanged for the three months ended September 30, 2018 compared to the same period in 2017 and decreased slightly for the nine months ended September 30, 2018 compared to the same period in 2017.
As of September 30, 2018, the backlog for the Inland Barge Group was $210.4 million compared to $126.0 million as of September 30, 2017.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$147.0	$167.1	(12.0)%	$427.5	$514.4	(16.9)%
Other	71.2	79.1	(10.0)	216.7	225.7	(4.0)
Total revenues	218.2	246.2	(11.4)	644.2	740.1	(13.0)

Operating costs:
Cost of revenues, excluding impairment charges	188.3	201.2	(6.4)	542.4	601.4	(9.8)
Impairment of disposal group held for sale	24.8	—	100.0	24.8	—	100.0
Total cost of revenues	$213.1	$201.2	5.9	$567.2	$601.4	(5.7)
Selling, engineering, and administrative costs	18.8	18.7	0.5	56.3	58.7	(4.1)
Operating profit	$(13.7)	$26.3	(152.1)	$20.7	$80.0	(74.1)
Operating profit margin	(6.3)%	10.7%		3.2%	10.8%
Revenues decreased by 11.4% for the three months ended September 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 12.0% driven primarily by reduced volumes in our wind towers product line. Revenues from other product lines decreased by 10.0% as a result of decreased shipping volumes. Cost of revenues increased by 5.9% for the three months ended September 30, 2018 compared to 2017, primarily driven by an impairment charge of $24.8 million in the three months ended September 30, 2018 associated with the write-down of the net assets of certain businesses classified as held for sale. The increase in cost of revenues for the period was also due to a $6.1 million reserve on finished goods inventory related to an order for a single customer in our utility structures business, partially offset by reduced volumes in our wind towers product line. See Note 2 to the Consolidated Financial Statements for further information about the impairment charge. Selling, engineering, and administrative costs remained substantially unchanged.
Revenues decreased by 13.0% for the nine months ended September 30, 2018 when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 16.9%, driven primarily by reduced volumes in our wind towers product line. Revenues from other product lines decreased by 4.0%. Cost of revenues decreased by 5.7% for the nine months ended September 30, 2018 compared to 2017, driven primarily by reduced volumes and a $3.9 million insurance recovery. The decrease in cost of revenues was partially offset by a $24.8 million impairment charge in the third quarter of 2018 associated with the write-down of the net assets of certain businesses classified as held for sale as of September 30, 2018 and a $6.1 million reserve on finished goods inventory related to an order for a single customer in our utility structures business. Selling, engineering, and administrative costs decreased 4.1% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to decreased bad debt expense related to a single customer.
In addition to the changes described above, revenues and operating profit were also higher by $8.3 million and $2.6 million, respectively, for the three months ended September 30, 2018 and lower by $6.4 million and $1.0 million, respectively, for the nine months ended September 30, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Consolidated Financial Statements.
The backlog for wind towers and utility structures was $700.3 million and $972.0 million at September 30, 2018 and 2017, respectively.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$175.9	$188.5	(6.7)%	$534.7	$552.4	(3.2)%
Sales of railcars owned one year or less at the time of sale	51.6	86.6	*	80.8	93.7	*
Total revenues	$227.5	$275.1	(17.3)	$615.5	$646.1	(4.7)

Operating profit:
Leasing and management	$69.7	$86.2	(19.1)	$216.6	$256.8	(15.7)
Railcar sales:
Railcars owned one year or less at the time of sale	13.1	17.9	*	17.5	19.4	*
Railcars owned more than one year at the time of sale	9.4	16.5	*	21.0	40.2	*
Total operating profit	$92.2	$120.6	(23.5)	$255.1	$316.4	(19.4)

Operating profit margin:
Leasing and management	39.6%	45.7%		40.5%	46.5%
Railcar sales	*	*		*	*
Total operating profit margin	40.5%	43.8%		41.4%	49.0%

Selected expense information(1):
Depreciation	$48.8	$43.3	12.7	$140.9	$128.5	9.6
Maintenance and compliance	$24.1	$25.0	(3.6)	$75.5	$69.4	8.8
Rent	$9.7	$10.0	(3.0)	$29.7	$30.0	(1.0)
Interest	$37.4	$32.1	16.5	$101.2	$94.0	7.7
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
Total revenues decreased by 17.3% and 4.7%, respectively, for the three and nine months ended September 30, 2018 compared to 2017 primarily due to sales of railcars owned one year or less at the time of sale. Railcar sales declined due to a change in the mix of the types of cars sold from the fleet, as well as the amount of time those cars had been owned prior to being sold. The decline in leasing and management revenues is also attributable to higher asset management advisory fees earned in the prior year. Leasing revenues declined year over year as a result of lower average rental rates, partially offset by growth in the lease fleet.
During the nine months ended September 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$80.8	$93.7
Railcars owned more than one year at the time of sale	123.4	160.3
	$204.2	$254.0
Operating profit decreased by 23.5% and 19.4%, respectively, for the three and nine months ended September 30, 2018 compared to 2017 primarily due to lower average rental rates, lower asset management advisory fees, and a change in mix of railcars sold from the lease fleet, partially offset by net growth in the lease fleet. See Note 6 of the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
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

Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	September 30, 2018	September 30, 2017
Number of railcars:
Wholly-owned	70,220	62,910
Partially-owned	24,650	24,680
	94,870	87,590
Managed (third-party owned)	27,160	20,830
	122,030	108,420
Company-owned railcars:
Average age in years	8.9	8.7
Average remaining lease term in years	3.5	3.3
Fleet utilization	97.6%	97.3%
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$27.2	$25.7	5.8%	$75.3	$71.2	5.8%

Operating costs:
Cost of revenues	31.0	28.5	8.8	83.5	81.2	2.8
Selling, engineering, and administrative costs	2.0	2.1	(4.8)	5.3	5.8	(8.6)
Property disposition gains	0.1	—		(1.3)	(0.6)
Operating loss	$(5.9)	$(4.9)	*	$(12.2)	$(15.2)	*
* not meaningful
Revenues and cost of revenues increased for the three and nine months ended September 30, 2018 compared to 2017 primarily due to an increase in internal shipments from our transportation company.
Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent	2018	2017	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$41.5	$41.4	0.2%	$124.4	$114.9	8.3%
Operating costs for the three months ended September 30, 2018 were substantially unchanged versus the three months ended September 30, 2017. Increases in consulting and professional fees during the current quarter, including transaction costs related to the spin-off of $10.6 million, were substantially offset by lower legal and litigation-related expenses in comparison to the third quarter of 2017.
The increase in operating costs for the nine months ended September 30, 2018 compared to 2017 is primarily due to higher consulting and professional fees, including transaction costs related to the Company's proposed spin-off totaling $28.9 million, partially offset by lower legal and litigation-related expenses which were unrelated to the proposed spin-off.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Total cash provided by (required by):
Operating activities	$319.9	$488.2
Investing activities	(311.0)	(217.0)
Financing activities	(416.8)	38.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(407.9)	$309.4
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $319.9 million compared to net cash provided by operating activities of $488.2 million for the nine months ended September 30, 2017.
Receivables at September 30, 2018 increased by $23.5 million or 5.9% since December 31, 2017 primarily due to higher trade receivables in our Construction Products Group. Raw materials inventory at September 30, 2018 increased by $79.9 million or 26.9%, primarily in our Rail Group. Work in process inventory increased by $3.2 million or 1.8%, primarily in our Rail Group, partially offset by declines in our Energy Equipment Group. Finished goods inventory decreased by $16.7 million or 10.1% since December 31, 2017 primarily in our Energy Equipment Group. Accounts payable increased by $45.9 million, primarily in our Rail Group. Accrued liabilities decreased by $14.7 million from December 31, 2017 primarily due to settlement of certain balances from the previous year end. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2018 was $311.0 million compared to $217.0 million for the nine months ended September 30, 2017. Capital expenditures for the nine months ended September 30, 2018 were $738.8 million, which included $739.0 million for additions to the lease fleet less $63.2 million for the cost of sold lease fleet railcars owned one year or less. This compares to $422.3 million of capital expenditures for the same period last year, which included $434.7 million for additions to the lease fleet less $74.3 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $135.2 million for the nine months ended September 30, 2018, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $123.4 million. This compares to $168.4 million for the same period in 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $160.3 million. Short-term marketable securities decreased by $319.5 million and $84.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash required related to acquisitions amounted to $25.0 million and $47.5 million for the nine months ended September 30, 2018 and 2017, respectively. There was no divestiture activity for the nine months ended September 30, 2018 and 2017.
Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2018 was $416.8 million compared to $38.2 million of cash provided by financing activities for the same period in 2017. Additionally, $739.0 million was used to retire debt, including the redemption of the Company's Notes as discussed further below, and we borrowed $561.3 million, net of debt issuance costs, primarily from the issuance by TRL-2018 of secured railcar equipment notes. During the nine months ended September 30, 2017, we retired $334.9 million in debt as scheduled and borrowed $534.1 million, net of debt issuance costs, primarily from the issuance by TRL 2017 of promissory notes. Cash used to repurchase the Company's common stock totaled $156.1 million and $52.4 million during the nine months ended September 30, 2018 and 2017, respectively.
We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. We may also elect to use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock. Additionally, in connection with the planned spin-off of Arcosa on November 1, 2018, we intend to provide Arcosa with a cash contribution of approximately $200.0 million.
Other Investing and Financing Activities
On April 23, 2018, the Company issued a Notice of Redemption with respect to the Notes to redeem the Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018 (the "Redemption Date"). Immediately prior to the Redemption Date, the aggregate principal amount of Notes outstanding was approximately $449.3 million.
Prior to the Conversion Deadline, holders of approximately $448.5 million aggregate principal amount of the Notes submitted notices for conversion of their Notes. As a result, on June 1, 2018, the Company redeemed the remaining approximately $0.8 million aggregate principal amount of the Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Notes, the settlement of the Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the converting Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. The Company has completed conversion settlements for the remaining Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $228.7 million in outstanding borrowings as of September 30, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $521.3 million was available as of September 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.83% at September 30, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of Class A-1 Notes, and (ii) an aggregate principal amount of $282.5 million of Class A-2 Notes. The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes, of which $195.0 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes, of which $282.5 million was outstanding as of September 30, 2018, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
As of September 30, 2018, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2018, or for the nine month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,356,484 and 4,327,158 shares, respectively, were repurchased during the three and nine months ended September 30, 2018, at a cost of approximately $50.0 million and $150.1 million, respectively, leaving a remaining authorization of $350.0 million.
During the nine months ended September 30, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$80.8	$93.7
Railcars owned more than one year at the time of sale	123.4	160.3
	$204.2	$254.0
Equity Investment
See Note 5 of the Notes to Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.

Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, non-recourse promissory notes, and sale-leaseback transactions. As of September 30, 2018, the Company had unrestricted cash and cash equivalents balances of $427.4 million and $521.2 million available under its revolving credit facility. Under the TILC warehouse facility, $521.3 million was unused and available as of September 30, 2018 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its derivative instruments at September 30, 2018. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at September 30, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.3)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.3	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.3	$4.4
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.3
Open hedge:
2017 promissory notes	$169.3	3.00%	$3.0	$(0.6)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months
	2018	2017	2018	2017
	(in millions)

2006 secured railcar equipment notes	$—	$(0.1)	$(0.1)	$(0.2)	$(0.1)
TRIP Holdings warehouse loan	$0.5	$1.1	$1.7	$3.4	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.2	$0.4	$0.2
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the twelve months following September 30, 2018.
In May 2018, TRL-2018 purchased an interest rate swaption derivative for $1.4 million to hedge the risk of potential interest rate increases prior to the TRL-2018 debt issuance. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2018.
See Note 11 Debt of the Notes to Consolidated Financial Statements for further information regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating profit for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2018 for these instruments was not significant.
Contractual Obligations and Commercial Commitments
As of September 30, 2018, contractual obligations related to letters of credit decreased to $78.8 million from $78.9 million from December 31, 2017. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of September 30, 2018. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.
Subsequent Event
On October 17, 2018, the Leasing Group acquired, from an unrelated seller, the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035.
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

•	the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information;

•	the inability to sufficiently protect our intellectual property rights;

•	if the proposed spin-off transaction is not completed;

•	if the Company does not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed;

•	the Company's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of pursuing the spin-off transaction;

•	upon completion of the proposed spin-off transaction, the trading price of the Company's common stock will decline as it will no longer reflect the value of the infrastructure-related businesses;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2017 as set forth in Item 7A of our 2017 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2018.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2018:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 through July 31, 2018	64,201	$37.70	63,500	$397,609,961
August 1, 2018 through August 31, 2018	742,331	$37.19	740,893	$370,053,745
September 1, 2018 through September 30, 2018	554,708	$36.31	552,091	$350,005,846
Total	1,361,240	$36.86	1,356,484	$350,005,846
(1) These columns include the following transactions during the three months ended September 30, 2018: (i) the surrender to the Company of 4,388 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 368 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,356,484 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,356,484 shares were repurchased during the three months ended September 30, 2018, at a cost of approximately $50.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
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
October 25, 2018