Form 10-K
period 2018-12-31
TRINITY INDUSTRIES INC
filed 2019-02-21
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 29, 2018) was $4,970.8 million.
At January 31, 2019 the number of shares of common stock outstanding was 133,344,975.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2019 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and customer demand for our business products and services;

•	the cyclical nature of the industries in which we compete;

•	variations in weather in areas where our highway products are sold, used, or installed;

•
naturally-occurring events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders, sales of leased railcars, or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by our manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies, and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation, including trial and appellate costs;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

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

•
if the Company does not realize some or all of the benefits expected to result from the spin-off of Arcosa, Inc. ("Arcosa"), a new public company focused on infrastructure-related products and services, or if such benefits are delayed; and

•
if the distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability.

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

PART I
Item 1. Business.
General
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) own businesses that are leading providers of rail transportation products and services in North America. Our rail-related businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail integrated business platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services. We also own businesses engaged in the manufacturing of products used on the nation's roadways and in traffic control, as well as a transportation business that provides support services to Trinity and a variety of other industrial manufacturers.
Trinity was incorporated in 1933 and became a Delaware corporation in 1987. We are headquartered in Dallas, Texas, and our principal executive offices are located at 2525 N. Stemmons Freeway, Dallas, Texas 75207-2401. Our telephone number is 214-631-4420, and our Internet website address is www.trin.net.
Unless otherwise stated, any reference to income statement items in this Annual Report on Form 10-K (the "Form 10-K") refers to results from continuing operations.
Spin-off of Arcosa, Inc.
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., comprised of Trinity’s rail-related businesses, which are leading providers of rail transportation products and services in North America, and (2) Arcosa, Inc. ("Arcosa"), a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction.
In connection with the Arcosa spin-off, Rhys J. Best, David W. Biegler, Antonio Carrillo, Ronald J. Gafford, and Douglas L. Rock resigned from their positions as members of Trinity's Board of Directors, effective as of November 1, 2018. Each of Messrs. Best, Biegler, Carrillo, Gafford, and Rock is now a director of Arcosa.  Additionally, in connection with the Arcosa spin-off, each of Brandon B. Boze, John J. Diez, and E. Jean Savage was appointed as a director of Trinity’s Board of Directors, effective as of November 1, 2018.
Upon completion of the spin-off transaction on November 1, 2018, the accounting requirements for reporting Arcosa as a discontinued operation were met. Accordingly, Arcosa's results of operations are presented as discontinued operations for all periods in this Form 10-K. See Note 2 of the Consolidated Financial Statements for further information related to the spin-off transaction.
Our Reportable Segments
Following the completion of the Arcosa spin-off, we have three reportable segments: the Railcar Leasing and Management Services Group ("Leasing Group"), the Rail Products Group, and All Other. Our All Other segment includes the results of our highway products business, which was previously reported within our former Construction Products Group. Additionally, our Rail Products Group includes the results of our heads business, which was previously reported in our former Energy Equipment Group. Further, our axles, couplers, and industrial and mining components businesses, previously reported in the Rail Products Group, were transferred to Arcosa in connection with the spin-off transaction and are therefore reflected as a component of discontinued operations. All segment results set forth herein have been recast to present results on a comparable basis.
Business Overview and Current Business Strategy
We believe that we are a premier provider of railcar related products and services. We strive to operate industry-leading integrated railcar leasing, manufacturing, and services businesses, by providing a single source for comprehensive rail transportation solutions and services in North America. Our objective is to deliver a premier customer experience by providing high quality, innovative products and designing solutions that enhance and optimize our customers' businesses. As we continue to concentrate our focus and resources, we see opportunities to grow and enhance our product and service offerings in ways that will optimize the ownership and use of railcars.
Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group is a leading provider in North America of comprehensive railcar industry services. Through wholly-owned subsidiaries, primarily Trinity Industries Leasing Company ("TILC"), and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), we offer operating leases for freight and tank railcars. Trinity's Rail Products Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail, thereby providing a single point of contact for railroads and shippers seeking rail equipment and services.

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
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including agriculture, construction and metals, consumer products, energy, and refined products and chemicals. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, predominantly under full-service leases. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2018, the lease fleet of our subsidiaries included 99,215 owned or leased railcars that were 98.5% utilized, of which 89,870 railcars were owned by TILC or its affiliates and 9,345 railcars were financed in sale-leaseback transactions, which are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheet. Railcars under management, including those owned by third-parties, totaled 120,850 railcars.
The following charts provide additional information with respect to the Company's wholly-owned, partially-owned, and managed leased fleet.
Lease Fleet Diversification

EQUIPMENT PORTFOLIO

Partially-owned
24,650
20%
Managed
21,635
18%
Wholly-owned
74,565
62%

RAILCAR TYPE[1]

Tank Cars
44,505
45%
Freight Cars
54,710
55%

MARKETS SERVED[1]

Agriculture
22,260
22%
Construction & Metals
7,465
8%
Consumer Products
7,910
8%
Refined Products & Chemicals
30,970
31%
Energy
30,610
31%

(1) Data presented in this chart reflects our wholly-owned and partially-owned lease fleet, which totaled 99,215 railcars as of December 31, 2018.

Rail Products Group. Through wholly-owned subsidiaries with manufacturing facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo.
The Rail Products Group offers a complete portfolio of railcar solutions to our customers. We manufacture a full line of railcars, including:
Autorack Cars - Autoracks and flatcars transport finished automobiles, sport utility vehicles, and light trucks.
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
We believe that our Rail Products Group's diversified manufacturing capabilities enable us to capitalize on changing industry trends and developing opportunities in various markets including agriculture, construction and metals, consumer products, energy, and refined products and chemicals.
We offer a full range of maintenance services and flexible solutions, from field inspections and comprehensive compliance testing to standard repairs and maintenance, specialized cleaning, inspection, and testing at multiple facilities in the U.S. We also provide modification capabilities and assist in transitioning railcars to new industry standards. We believe that our investment in maintenance services expands and enhances our ability to serve our customers and our lease fleet.
Our customers include railroads, leasing companies, and industrial shippers of products in various markets, such as agriculture, construction and metals, consumer products, energy, and refined products and chemicals. We compete in the North American market primarily against five major railcar manufacturers and numerous other maintenance services providers.
We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from the licensing of these patents.
All Other. All Other includes our highway products business; our transportation company and captive insurance company; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses.
Our highway products business is a leading U.S. manufacturer of guardrail, crash cushions, and other highway barriers. The Federal Highway Administration ("FHWA"), which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for federal-aid reimbursement based on satisfactory performance testing pursuant to criteria established under either the National Cooperative Highway Research Program Report 350 or the Manual for Assessing Safety Hardware, as applicable. Our crash cushion, barrier, and guardrail product lines include multiple proprietary products manufactured under license from certain public and private research organizations and inventors as well as Company-held patents. We sell highway products throughout the U.S., Canada, and Mexico, and we export highway products, including proprietary products, internationally. We do not perform any installation services with respect to our highway products. Our highway products business is affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Backlog. As of December 31, 2018 and 2017, our backlog of firm orders was as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Rail Products Group
Products:
External Customers	$2,059.5	$1,334.7
Leasing Group	1,588.1	829.5
	$3,647.6	$2,164.2

Maintenance Services	$100.6	$74.4

Railcar Leasing and Management Services Group	$112.6	$123.5
For the year ended December 31, 2018, our rail manufacturing businesses received orders for 28,795 railcars. The change in backlog as of December 31, 2018 compared with our backlog as of December 31, 2017 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease. Approximately 64% of our railcar backlog is expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered thereafter into 2023.
Marketing. We sell or lease substantially all of our products and services through our own sales personnel operating from offices in multiple U.S locations as well as Canada and Mexico. We also use independent sales representatives on a limited basis.
Raw Materials and Suppliers.
Railcar Specialty Components and Steel. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials, such as steel, as well as numerous specialty components, such as brakes, wheels, heads, side frames, bolsters, and bearings. The input costs for raw steel and specialty components purchased from third parties represent a substantial portion of the cost of most railcars. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components.
The principal material used in railcar manufacturing is steel. During 2018, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and were lower exiting 2018 compared to 2017. Steel and component prices may be volatile in the future as a result of market conditions, changes in tariffs, or other governmental policies. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2018
Rail Products Group	9,810
Railcar Leasing and Management Services Group	230
All Other	1,120
Corporate	355
11,515
As of December 31, 2018, approximately 5,150 employees were employed in the U.S. and 6,365 in Mexico.

Executive Officers of the Company.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2019.

Name	Age	Office	Officer Since
Timothy R. Wallace	65	Chairman, Chief Executive Officer, and President	1985
James E. Perry	47	Senior Vice President and Chief Financial Officer	2005
Melendy E. Lovett	60	Senior Vice President and Chief Administrative Officer	2014
Brian D. Madison	58	President, Trinity Industries Leasing Company	2016
Eric R. Marchetto	49	Chief Commercial Officer, TrinityRail	2001
Paul E. Mauer	60	President, TrinityRail Products	1999
Steven L. McDowell	57	Vice President and Chief Accounting Officer	2013
Sarah R. Teachout	46	Senior Vice President and Chief Legal Officer	2016
The following officers, for the preceding five years, have either not been in full time employment with the Company or have had changes in responsibilities during that period:
Ms. Lovett joined the Company in 2014 as Senior Vice President and Chief Administrative Officer. A member of the Company's Board of Directors since 2012, Ms. Lovett resigned her Board position at the time of her appointment as an officer of the Company. Prior to joining Trinity in 2014, she was the Senior Vice President and President of the Education Technology business for Texas Instruments.
Mr. Madison joined the Company in 2016 as President of Trinity Industries Leasing Company. Prior to joining the Company, he served as Executive Vice President at Key Equipment Finance from 2010 to 2016, overseeing manufacturer and vendor alliances. Prior to his tenure at Key Equipment, he served as General Manager, Microsoft Financing for Microsoft Corp.
Mr. Marchetto joined the Company in 1995. He has served as the Chief Commercial Officer for the Company’s rail businesses since 2018. He served as Executive Vice President and Chief Administrative Officer for the Company’s rail businesses from 2016 to 2018, following having served as Executive Vice President and Chief Financial Officer for the rail businesses from 2012 to 2016.
Mr. McDowell joined the Company in 2013 as Vice President and Chief Audit Executive and was named Vice President and Chief Compliance Officer in 2017. He was elected Vice President and Chief Accounting Officer in 2018. Prior to joining Trinity, he worked for Dean Foods from 2007 to 2013, where he held a variety of management positions and most recently served as Vice President, Internal Audit and Risk Management. Prior to his tenure at Dean Foods, he served as Vice President - Internal Audit at Centex Corporation.
Ms. Teachout joined the Company in 2015 as Deputy General Counsel, and was elected Vice President and Deputy General Counsel in 2016, and Senior Vice President and Chief Legal Officer in 2018. Prior to joining Trinity, Ms. Teachout was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP from 2012 to 2015. Before joining Akin Gump, Ms. Teachout had been a partner at the law firm of Haynes and Boone, LLP since 2007.
Messrs. Wallace, Mauer, and Perry have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during the past five years. The Company has announced that Mr. Perry will step down from his role as Chief Financial Officer following the filing of this Annual Report on Form 10-K, and that Ms. Lovett will assume the role of Chief Financial Officer.

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
Governmental Regulation.
Railcar Industry. Our railcar and related manufacturing, maintenance services, and leasing businesses are regulated by multiple governmental regulatory agencies such as the U.S. Environmental Protection Agency ("USEPA"); Transport Canada ("TC"); the U.S. Department of Transportation ("USDOT") and the administrative agencies it oversees, including the Federal Railroad Administration ("FRA"), the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), the Research and Special Programs Administration; and industry authorities such as the Association of American Railroads ("AAR"). All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials. We believe that our product designs and operations are in compliance with these specifications, standards, and regulations applicable to our business.
Revised regulations pertaining to the transportation of flammable materials by rail remain in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; tank railcar specifications; and market decisions relative to capital investment in rail products.
Highway Products. The primary regulatory and industry authorities involved in the regulation of highway products manufacturers are the USDOT, the FHWA, and various state highway departments and administrative agencies. These organizations, with participation from the American Association of State Highway and Transportation Officials ("AASHTO"), establish certain specifications, product testing criteria, and performance standards related to the manufacture of our highway products. We believe that our highway products are in compliance with the standards and specifications applicable to our business.
Occupational Safety and Health Administration and Similar Regulations. Our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration ("OSHA") and the Secretaria del Trabajo y Prevision Social ("STPS") in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.
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
Item 1A. Risk Factors.
Our business is subject to a number of risks which are discussed below. There are risks and uncertainties that could cause our actual results to be materially different from those mentioned in forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. All known material risks and uncertainties are described below. You should consider carefully these risks and uncertainties in addition to the other information contained in this report and our other filings with the SEC including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto before deciding to buy, sell, or hold our securities. If any of the following known risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations, and/or liquidity could be harmed. In that event, the market price for our various securities could decline and you may lose all or part of your investment.

The cautionary statements below discuss important factors that could cause our business, financial condition, operating results, and cash flows to be materially adversely affected. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. Except as required by federal securities laws, we undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risks Related to our Business
The industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy.
We operate in cyclical industries. Periodic downturns in economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The railcar industry has previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. While the business cycles of our different operations may not typically coincide, an economic downturn could affect disparate cycles simultaneously. The impacts of such an economic downturn may magnify the adverse effect on our business.
Volatility in the global markets may adversely affect our business and operating results.
Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, fluctuations in commodity prices that our customers produce and transport, changes in legislative or trade policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally such events could result in our customers' attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract or purchase order breaches and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.
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
We are currently, and may from time to time be involved in various claims or legal proceedings arising out of our operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties. As a result, there could be a material adverse effect on our business, operations, or financial condition. See Note 18 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the Company's highway products litigation.
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
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for a derailment or other accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the railroad, the shipper, the buyer and seller of the substances being transported, or the manufacturer of the railcar, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing the Company to potentially greater liability. Under certain circumstances, strict liability concepts may apply and if we are found liable in any such incident, it could have a material adverse effect on our financial condition, business, and operations.
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
The profitability of our railcar leasing business depends on our ability to lease railcars at satisfactory lease rates, to re-lease railcars at satisfactory lease rates upon the expiration and non-renewal of existing leases, and to sell railcars in the secondary market as part of our ordinary course of business. Our ability to accomplish these objectives is dependent upon several factors, including, among others:
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
•the market demand or governmental mandate for refurbishment; and
•the volume and nature of railcar traffic and loadings.
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
A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business. Our manufacturing operations partially depend on our ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from our suppliers. Certain raw materials and parts and components for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. If we are unable to purchase a sufficient quantity of raw materials and parts and components on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
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
We are subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers install along U.S. highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. As insurance policies expire, premiums for renewed or new coverage may increase and/or require that we increase our self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year, we could suffer additional costs associated with accessing our excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above typical levels for our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control, including positions on policy coverage taken by insurers. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our risk exposure and our operational expenses may increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies could adversely affect our business and operating results.
Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. We produce many of our products at our manufacturing facilities in Mexico. Our business benefits from free trade agreements such as the North American Free Trade Agreement ("NAFTA"). The United States, Mexico, and Canada have reached a preliminary U.S.-Mexico-Canada Agreement ("USMCA") which would replace NAFTA. The USMCA would maintain duty-free access for many products. The USMCA still requires approval from the United States Congress, Mexico's Senate, and Canada's Parliament before it takes effect. In addition, the USMCA is still undergoing a legal review which could result in further negotiations and modifications of certain provisions. It is uncertain what the outcome of the Congressional approval process, legal review, and any further negotiations will be, but it is possible that revisions to the USMCA or failure to secure Congressional or other approvals could adversely affect our business, financial condition, and results of operations.

Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses.
We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones in the U.S. and Mexico. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain emergency response and business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.
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
Our railcar manufacturing and leasing businesses are regulated by multiple governmental regulatory agencies such as the USEPA; TC; the USDOT and the administrative agencies it oversees, including the FRA, the PHMSA, and the Research and Special Programs Administration; Mexico's Agencia Reguladora del Transporte Ferroviario; Mexico's Secretaria de Comunicaciones y Transportes; and industry authorities such as the AAR. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous, flammable, explosive, and toxic materials.
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
Our highway products business is subject to regulation by the USDOT, the FHWA, and various state highway departments and administrative agencies. These organizations, with participation from AASHTO, establish certain specifications, product testing criteria, and performance standards related to the manufacture of our highway products.
Our operations are also subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and Mexico's Secretaria del Trabajo y Prevision Social. We believe we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities.
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

Some of our customers place orders for our products (i) in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation, or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be discontinued or allowed to expire without extension thereby reducing demand for certain of our products.
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
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs has been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Trinity cannot assess the direct impact of these or other potential regulations, it does recognize that new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Consolidated Financial Statements.
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
We rely on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business. This includes correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, phishing emails, or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secret, or other proprietary or intellectual property that could adversely impact our future results.
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
Our patents, copyrights, trademarks, service marks, trade secrets, proprietary processes, and other intellectual property are important to our success. We rely on patent, copyright and trademark law, trade secret protection, and confidentiality and/or license agreements with others to protect our intellectual property rights. Our trademarks, service marks, copyrights, patents, and trade secrets may be exposed to market confusion, commercial abuse, infringement, or misappropriation and possibly challenged, invalidated, circumvented, narrowed, or declared unenforceable by countries where our products and services are made available, but where the laws may not protect our intellectual property rights as fully as in the U.S. Such instances could negatively impact our competitive position and adversely affect our business. Additionally, we could be required to incur significant expenses to protect our intellectual property rights.
The price for our common stock is subject to volatility which may result in losses to our shareholders.
During the two year period ended December 31, 2018, the closing sales price of our stock, as adjusted to give effect to the spin-off of Arcosa, Inc. on November 1, 2018, varied between a high of $27.84 per share and a low of $17.52 per share. Stock price volatility affects the price at which our common stock can be sold and could subject our stockholders to losses. The trading price of our common stock is likely to remain volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors including:

•	actual or anticipated variations in quarterly and annual results of operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perception of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the industries in which we operate;

•	actual or expected economic conditions that are perceived to affect our Company;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in prices of commodities that our customers produce and transport;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	changes in government regulations and policies and interpretations of those regulations and policies;

•	shareholder activism; and

•	dissemination of false or misleading statements through the use of social and other media to discredit our Company, disparage our products, or to harm our reputation.
Additionally, in the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Any such litigation could result in substantial costs and a diversion of management’s attention and resources. We cannot predict the outcome of any such litigation. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations. See Note 18 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the Company's Highway Products litigation.
Risks Related to the Spin-Off of Arcosa
We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or such benefits may be delayed or not occur at all. The spin-off is expected to provide the following benefits, among others:

•
allow us to more effectively pursue our own distinct operating priorities and strategies, and enable our management to pursue opportunities for long-term growth and profitability, and to recruit, retain and motivate employees pursuant to compensation policies which are appropriate for our lines of business;

•
permit us to concentrate our financial resources solely on our own operations, providing greater flexibility to invest capital in our business in a time and manner appropriate for our distinct strategy and business needs; and

•	enable investors to evaluate the merits, performance and future prospects of our businesses and to invest in us separately based on these distinct characteristics.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (a) the spin-off has required, and the related transition requires, significant amounts of management's time and effort, which could otherwise have been spent operating and growing our business; (b) following the spin-off, Trinity's stock price may be more susceptible to market fluctuations and other events particular to one or more of Trinity's products than if Arcosa were still a part of Trinity; and (c) following the spin-off, our operational and financial profiles have changed such that our diversification of revenue sources has diminished, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than prior to the spin-off. Additionally, we may experience unanticipated competitive developments, including changes in the conditions of our rail-related businesses' market that could negate the expected benefits from the spin-off. In addition, we have incurred one-time costs in connection with the spin-off that may negate some of the benefits we expect to achieve. If we do not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, the business, financial condition, and results of operations and cash flows of Trinity could be adversely affected.
Either Arcosa or Trinity may fail to perform under various transaction agreements that were executed as part of the spin-off.
Arcosa and Trinity have entered into certain agreements, including a separation and distribution agreement, a transition services agreement, and certain other agreements, which provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If either company is unable to satisfy its obligations under these agreements, including its indemnification obligations, the other company could incur operational difficulties or losses.
Potential indemnification liabilities to Arcosa pursuant to the separation and distribution agreement could materially and adversely affect Trinity's business, financial condition, results of operations and cash flows.
The separation and distribution agreement, among other things, provides for indemnification obligations designed to make Trinity financially responsible for certain liabilities that may exist relating to its business activities. If Trinity is required to indemnify Arcosa under the circumstances set forth in the separation and distribution agreement, Trinity may be subject to substantial liabilities.
In connection with the spin-off, Arcosa agreed to indemnify Trinity for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Trinity against the full amount of such liabilities, or that Arcosa's ability to satisfy its indemnification obligation will not be impaired in the future.
Arcosa agreed to indemnify Trinity for certain liabilities. However, third parties could also seek to hold Trinity responsible for liabilities that Arcosa has agreed to assume, and there can be no assurance that the indemnity from Arcosa will be sufficient to protect Trinity against the full amount of such liabilities, or that Arcosa will be able to fully satisfy its indemnification obligations. In addition, insurers may attempt to deny coverage to Trinity for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.
If the distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Trinity stockholders at the time of the distribution and Trinity could be subject to significant tax liability.
In connection with the distribution of shares in Arcosa, we obtained a private letter ruling from the IRS (the "IRS Ruling") and opinions from tax advisors (the "Tax Opinions"), in each case substantially to the effect that, among other things, the distribution of shares in Arcosa, together with certain related transactions, qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the Tax Opinions rely on certain facts, assumptions, representations, and undertakings from Trinity and Arcosa, including those regarding the past and future conduct of the companies' respective businesses and other matters. Notwithstanding the IRS Ruling and the Tax Opinions, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions that are not covered by the IRS Ruling.
If the distribution is determined to be taxable for U.S. federal income tax purposes, a stockholder of Trinity that has received shares of Arcosa common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair value of such Arcosa shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of Trinity's current and accumulated earnings and profits. Any amount that exceeded Trinity's earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of Trinity stock, with any remaining amount being taxed as capital gain. Trinity would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of Arcosa common stock held by Trinity on the distribution date over Trinity's tax basis in such shares. In addition, if certain related transactions fail to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, Trinity could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

The spin-off and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized, or unable to pay its debts as they become due. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or Arcosa or any of our respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning Arcosa’s assets or Arcosa’s shares and subject us to liability.
The distribution of Arcosa common stock is also subject to state corporate distribution statutes. Under the Delaware General Corporation Law ("DGCL"), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Trinity made the distribution of Arcosa common stock entirely out of surplus, Trinity cannot ensure that a court would reach the same conclusion in determining the availability of funds for the separation and the distribution to our stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes.

	Approximate Square Feet(1)		Approximate Square Feet Located In(1)
	Owned	Leased	U.S.	Mexico
Rail Products Group(2)	5,117,500	133,000	3,159,000	2,091,500
All Other(2)	1,028,500	81,600	1,110,100	—
Corporate Offices	211,000	13,600	217,000	7,600
	6,357,000	228,200	4,486,100	2,099,100
(1) Excludes non-operating facilities and facilities classified as discontinued operations
(2) Estimated weighted average production capacity utilization was approximately 80% for the year ended December 31, 2018

Item 3. Legal Proceedings.
See Note 18 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
This information is required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K and is included in Exhibit 95 to this Form 10-K. The business activities which give rise to these disclosures pertain to certain of our infrastructure-related businesses, which were transferred to Arcosa in connection with the spin-off transaction; therefore, the information included in Exhibit 95 reflects only the portion of the year for which such businesses were under Trinity's ownership.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2018 was American Stock Transfer & Trust Company.
Holders
At January 31, 2019, we had 1,697 record holders of common stock. The par value of the common stock is $0.01 per share.

Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2018 with an overall stock market index (New York Stock Exchange Composite Index) and our peer group index (Dow Jones US Commercial Vehicles & Trucks Index). For 2018, we elected to add the S&P MidCap 400 to the graph below. We believe this is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P MidCap 400 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted in 2018. The data in the graph assumes $100 was invested on December 31, 2013. For the purpose of this graph, historical stock prices of Trinity prior to the spin-off of Arcosa have been adjusted to reflect the impact of the spin.

	2013	2014	2015	2016	2017	2018
Trinity Industries, Inc.	100	104	90	107	146	110
Dow Jones US Commercial Vehicles & Trucks Index	100	104	79	113	166	139
New York Stock Exchange Composite Index	100	107	103	115	137	125
S&P MidCap 400	100	110	107	130	151	134

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2018:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1) (3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 through October 31, 2018	1,933	$36.50	—	$350,005,846
November 1, 2018 through November 30, 2018	12,879,605	$21.74	12,879,485	$70,005,842
December 1, 2018 through December 31, 2018	35,422	$20.45	—	$70,005,842
Total	12,916,960	$21.74	12,879,485	$70,005,842
(1) These columns include the following transactions during the three months ended December 31, 2018: (i) the surrender to the Company of 37,107 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 368 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 12,879,485 shares of common stock as part of our accelerated share repurchase program as further described below.
(2) In December 2017, our Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. On November 16, 2018, we entered into an accelerated share repurchase program (the "ASR Program") to repurchase $350 million of the Company's common stock. The $350 million notional value of the ASR Program represents the entire remaining amount that was available to us under our existing share repurchase program. During the three months ended December 31, 2018, 12,879,485 shares were repurchased at a cost of approximately $280.0 million, representing approximately 80% of the notional value of the ASR Program. The final number of shares to be repurchased will be based on Trinity's volume-weighted average stock price, less a discount, during the term of the ASR Program, which is expected to be completed by the end of the first quarter of 2019. The approximate dollar value of shares that were eligible to be repurchased is shown as of the end of such month or quarter.
(3) The decline in average price paid per share from October to November reflects the decrease in the Company's stock price that occurred on November 1, 2018 to give effect to the spin-off of Arcosa.

Item 6. Selected Financial Data.
The following selected financial data for the five years ended December 31, 2018 has been derived from our audited consolidated financial statements. The operating results and certain other directly attributable expenses related to the businesses transferred to Arcosa in connection with the spin-off, which was completed on November 1, 2018, are reflected as discontinued operations in the table below for all periods presented. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$2,509.1	$2,397.4	$3,089.8	$4,602.3	$4,519.1
Operating profit	315.1	368.3	478.9	1,068.6	953.7
Income from continuing operations before income taxes	151.6	195.4	310.0	880.5	765.8
Provision (benefit) for income taxes(1)	42.6	(414.8)	106.8	295.5	253.3
Income from continuing operations	109.0	610.2	203.2	585.0	512.5
Income from discontinued operations, net of provision for income taxes of $30.7, $73.1, $95.2, $130.7, and $101.5(2)	54.1	103.4	161.5	241.0	196.8
Net income	$163.1	$713.6	$364.7	$826.0	$709.3
Net income attributable to Trinity Industries, Inc.	$159.3	$702.5	$343.6	$796.5	$678.2
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.72	$3.94	$1.19	$3.58	$3.08
Discontinued operations	$0.37	$0.68	$1.06	$1.56	$1.27
	$1.09	$4.62	$2.25	$5.14	$4.35
Diluted:
Continuing operations	$0.70	$3.85	$1.19	$3.54	$2.97
Discontinued operations	$0.37	$0.67	$1.06	$1.54	$1.22
	$1.07	$4.52	$2.25	$5.08	$4.19
Weighted average number of shares outstanding:
Basic	144.0	148.6	148.4	150.2	151.0
Diluted	146.4	152.0	148.6	152.2	156.7
Dividends declared per common share	$0.52	$0.50	$0.44	$0.43	$0.375

Balance Sheet Data:
Total assets (3)	$7,989.2	$9,543.2	$9,125.3	$8,885.9	$8,695.3
Debt - recourse	$397.4	$866.3	$850.6	$836.2	$822.8
Debt - non-recourse	$3,631.8	$2,375.6	$2,206.0	$2,358.7	$2,691.0
Stockholders' equity (4)	$2,562.0	$4,858.0	$4,311.1	$4,048.7	$3,397.4
Ratio of total debt to total capital (4)	61.1%	40.0%	41.5%	44.1%	50.8%
Book value per share	$19.23	$32.21	$28.34	$26.50	$21.83
___________________________

(1)
As a result of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, income tax expense for the year ended December 31, 2017 includes a provisional net benefit of $476.2 million or $3.06 per common diluted share associated with the remeasurement of the Company's deferred tax assets and deferred tax liabilities and the impact of certain other provisions of the Tax Act. Income tax expense for the year ended December 31, 2018 reflects the lower U.S. federal corporate income tax rate of 21% in comparison to a U.S. federal corporate income tax rate of 35% for the years ended December 31, 2014 to December 31, 2017. See Note 13 of the Consolidated Financial Statements for further information.

(2)
Income from discontinued operations for the years ended December 31, 2018 and 2017 includes transaction costs and certain other expenses directly attributable to the Arcosa spin-off of $31.2 million and $14.2 million, respectively.

(3)	The decrease in total assets from December 31, 2017 to December 31, 2018 is primarily attributable to the spin-off of Arcosa on November 1, 2018.

(4)
In connection with the spin-off of Arcosa, which was completed on November 1, 2018, we recorded a reduction to stockholders' equity of approximately $1,732.2 million, representing the distribution of the net assets of Arcosa to Trinity's shareholders.

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
Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries own businesses that are leading providers of rail transportation products and services in North America. Our rail-related businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail integrated business platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services. We also own businesses engaged in the manufacturing of products used on the nation's roadways and in traffic control, as well as a transportation business that provides support services to Trinity and a variety of other industrial manufacturers.
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., comprised of Trinity’s rail-related businesses, which are leading providers of rail transportation products and services in North America, and (2) Arcosa, Inc. ("Arcosa"), a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction. See Note 2 of the Consolidated Financial Statements for further information related to the spin-off transaction.
Following the Arcosa spin-off, Trinity now reports its financial results in three principal business segments: the Railcar Leasing and Management Services Group, the Rail Products Group, and the All Other Group. Our All Other segment includes the results of our highway products business, which was previously reported within our former Construction Products Group. Additionally, our heads business, which was previously reported in our former Energy Equipment Group, is now included within the Rail Products Group. Further, our axles and couplers businesses were previously included in our Rail Products Group and were transferred to Arcosa in connection with the spin-off.
Arcosa's results of operations have been presented as discontinued operations for all periods presented in this Annual Report on this Form 10-K. Additionally, all intersegment sales between Arcosa and us, previously recorded as intersegment sales and eliminated in consolidation prior to the Arcosa spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation.
All segment results set forth herein have been recast to present results on a comparable basis.

Executive Summary
Financial and Operational Highlights

•
Our revenues for the year ended December 31, 2018 were $2,509.1 million representing an increase of 4.7%, compared to the year ended December 31, 2017. Although we experienced improvements in railcar orders and deliveries in 2018, marketplace conditions put downward pressure on pricing for certain railcar types.

•
Total railcar backlog at December 31, 2018 was $3,647.6 million, compared to $2,164.2 million at December 31, 2017. The Rail Products Group received railcar orders of 28,795 and delivered 20,105 railcars in 2018, in comparison to railcar orders of 12,900 and railcar deliveries of 18,395 in 2017.

•
The Railcar Leasing and Management Services Group (the "Leasing Group") reported additions to the wholly-owned and partially-owned lease fleet of 10,625 railcars in 2018, for a total of 99,215 railcars as of December 31, 2018, an increase of 12%.

•
The Leasing Group's lease fleet of 99,215 company-owned rail cars was 98.5% utilized as of December 31, 2018, in comparison to a lease fleet utilization of 96.8% on 88,590 company-owned railcars as of December 31, 2017. Our company-owned railcars includes wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

•
For 2018, after taking into account deferred profit on new railcar additions, modifications to the lease fleet, and the proceeds from the sales of leased railcars, we made a net investment in our lease fleet of approximately $948.3 million.

See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
Debt and Capital Allocation Updates

•
In November 2018, we entered into an accelerated share repurchase program (the "ASR Program") to repurchase $350 million of the Company's common stock. The $350 million notional value of the ASR Program represents the entire remaining amount that was available to us under our existing share repurchase program. As of December 31, 2018, approximately 12.9 million shares have been delivered to us, representing approximately 80% of the total notional value of the ASR Program. The ASR Program is expected to be completed by the end of the first quarter of 2019, at which time the remaining shares will be delivered to the Company.

•
In November 2018, Trinity Rail Leasing 2017 LLC ("TRL-2017"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, entered into an Amended and Restated Term Loan Agreement to increase the aggregate amount of the term loan from $302.4 million under the Original Loan Agreement to $663.0 million and to extend the maturity date by approximately eighteen months to November 8, 2025. The proceeds from the expansion of TRL-2017 were used to fund the ASR Program described above.

•
In November 2018, we amended and restated our prior credit agreement, dated as of May 20, 2015 (as amended from time to time). The amended and restated Credit Agreement provides for a $450.0 million unsecured revolving line of credit with an extended maturity date of November 1, 2023.

•
In June 2018, Trinity Rail Leasing 2018 LLC ("TRL-2018"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. These notes have an ultimate maturity date of 2048. The net proceeds received from the transaction were used to repay a portion of the conversion settlement value of our convertible subordinated notes that were called for redemption at par on June 1, 2018 as described further below.

•
In April 2018, the Company issued a Notice of Redemption with respect to our then outstanding 3 7/8% convertible senior notes (the "Convertible Notes") to redeem these notes on June 1, 2018. Pursuant to the terms of the indenture governing these notes, the settlement of these notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018 and were settled in cash, at our election, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Convertible Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.

See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 18 of the Consolidated Financial Statements for an update on the status of the Company's Highway Products litigation.

Subsequent Events

•
As previously disclosed, our Leasing Group leased railcars from certain independent owner Trusts under operating leases, which contained an option to purchase the railcars at a predetermined fixed price in 2019. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars. We completed the purchase in January 2019 at a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly owned by our Leasing Group. The purchase was funded using cash on hand and borrowings available to us under our revolving credit facility.

Cyclical Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the U.S. and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices or lower demand for certain commodities could result in a decline in customer demand for various types of railcars. We continuously assess demand for our products and services and take steps to align our manufacturing capacity appropriately and rationalize and diversify our leased railcar portfolio. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenue	$2,509.1	$2,397.4	$3,089.8
Cost of revenues	1,938.8	1,775.2	2,312.0
Selling, engineering, and administrative expenses	296.6	339.3	313.9
Gains on disposition of property	41.4	85.4	15.0
Total operating profit	315.1	368.3	478.9
Interest expense, net	167.4	173.6	176.6
Other, net	(3.9)	(0.7)	(7.7)
Income before income taxes	151.6	195.4	310.0
Provision (benefit) for income taxes	42.6	(414.8)	106.8
Income from continuing operations	$109.0	$610.2	$203.2
Revenue
The tables below present revenue by segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Revenues			Percent Change 2018 versus 2017
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$842.0	$0.8	$842.8	—%
Rail Products Group	1,356.4	990.3	2,346.7	14.8
All Other	310.7	50.6	361.3	8.5
Segment Totals before Eliminations	2,509.1	1,041.7	3,550.8	10.3
Eliminations – Lease subsidiary (1)	—	(990.0)	(990.0)
Eliminations – Other	—	(51.7)	(51.7)
Consolidated Total	$2,509.1	$—	$2,509.1	4.7

	Year Ended December 31, 2017
	Revenues			Percent Change 2017 versus 2016
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$842.2	$1.0	$843.2	2.0%
Rail Products Group	1,254.5	789.5	2,044.0	(32.5)
All Other	300.7	32.4	333.1	(6.6)
Segment Totals before Eliminations	2,397.4	822.9	3,220.3	(23.5)
Eliminations – Lease subsidiary (1)	—	(788.6)	(788.6)
Eliminations – Other	—	(34.3)	(34.3)
Consolidated Total	$2,397.4	$—	$2,397.4	(22.4)

	Year Ended December 31, 2016
	Revenues
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$824.9	$2.1	$827.0
Rail Products Group	1,954.5	1,073.3	3,027.8
All Other	310.4	46.3	356.7
Segment Totals before Eliminations	3,089.8	1,121.7	4,211.5
Eliminations – Lease subsidiary (1)	—	(1,070.4)	(1,070.4)
Eliminations – Other	—	(51.3)	(51.3)
Consolidated Total	$3,089.8	$—	$3,089.8

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Railcar Leasing and Management Services Group	$491.7	$398.7	$466.9
Rail Products Group	2,174.6	1,847.7	2,578.4
All Other	325.6	331.7	355.2
Segment Totals before Eliminations and Corporate Expenses	2,991.9	2,578.1	3,400.5
Corporate	149.0	175.1	153.0
Eliminations – Lease subsidiary (1)	(894.9)	(692.1)	(889.7)
Eliminations – Other	(52.0)	(32.0)	(52.9)
Consolidated Total	$2,194.0	$2,029.1	$2,610.9
Operating Profit
Operating profit by segment for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Railcar Leasing and Management Services Group	$351.1	$444.5	$360.1
Rail Products Group	172.1	196.3	449.4
All Other	35.7	1.4	1.5
Segment Totals before Eliminations and Corporate Expenses	558.9	642.2	811.0
Corporate	(149.0)	(175.1)	(153.0)
Eliminations – Lease subsidiary (1)	(95.1)	(96.5)	(180.7)
Eliminations – Other	0.3	(2.3)	1.6
Consolidated Total	$315.1	$368.3	$478.9
(1) Historically, the Eliminations - Lease subsidiary line has included only railcar shipments from the Rail Products Group to the Leasing Group; however, beginning January 1, 2018, we elected to include the sales from our maintenance services business, previously reflected in Eliminations - Other, in the Eliminations - Lease subsidiary line. Previously reported amounts have been recast to conform to the current presentation.
Discussion of Consolidated Results
Revenue — Our revenues for 2018 were $2,509.1 million, representing an increase of $111.7 million, or 4.7%, over last year. The increase in revenues for 2018 when compared to the previous year resulted primarily from higher railcar sales volumes and an increase in railcar modifications performed by our maintenance services business, partly offset by pricing pressures on certain railcar types. Our revenues for 2017 were $2,397.4 million, representing a decrease of 22.4% when compared with 2016, primarily as a result of reduced volumes and product mix changes.
Cost of Revenues — Our cost of revenues for 2018 were $1,938.8 million, representing an increase of $163.6 million, or 9.2%, over last year. The increase in cost of revenues for 2018, when compared to the previous year, resulted primarily from higher volumes in our railcar manufacturing and maintenance services businesses and increased depreciation expense associated with the growth of our lease fleet. Cost of revenues for 2017 were $1,775.2 million, representing a decrease of $536.8 million, or 23.2%, over 2016, primarily driven by reduced volumes.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 12.6% for the year ended December 31, 2018, when compared to the prior year primarily due to a reduction in litigation-related expenses. Selling, engineering, and administrative expenses increased by 8.1% for the year ended December 31, 2017, when compared to the prior year primarily due to higher performance-related compensation and litigation-related expenses.
Gains on disposition of property — Gains on disposition of property decreased by $44.0 million, or 51.5%, for the year ended December 31, 2018, when compared to the prior year primarily due to lower sales of leased railcars, as well as a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in certain lease agreements. Gains on the disposition of property increased by $70.4 million for the year ended December 31, 2017, primarily due to higher sales of leased railcars in 2017 when compared to 2016.

Operating profit — Operating profit for 2018 totaled $315.1 million, representing a decrease of 14.4% from prior year. The decrease in operating profit for 2018 when compared to 2017 resulted primarily from pricing pressures on certain railcar types in our railcar manufacturing business and lower lease rates in our leasing business. The decrease in operating profit was slightly offset by a reduction in selling, engineering and administrative expenses, and higher volumes and operating efficiencies in our Rail Products Group. Operating profits for the year ended December 31, 2017 totaled $368.3 million, representing a decrease of 23.1% from the prior year. The decrease in operating profit for 2017 was primarily driven by lower shipment volumes, partly offset by a higher volume of sales of leased railcars and higher leasing and management operating profit as a result of growth in the lease fleet.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest Expense, Net — Interest expense, net for 2018 totaled $167.4 million, compared to $173.6 million for 2017.
Other, Net — We reported income in other, net of $3.9 million in 2018, representing an increase of $3.2 million over 2017. The increase was primarily due to lower net periodic benefit costs associated with our company-sponsored pension plans.
Income Taxes — The effective tax expense (benefit) rates for the years ended December 31, 2018, 2017, and 2016 were 28.1%, (212.2)%, and 34.5%, respectively. The effective tax rate for 2018 reflects the lower 21% federal statutory rate that took effect January 1, 2018 in connection with the Tax Cuts & Jobs Act (the "Tax Act"). The 2018, 2017, and 2016 effective tax rates differ from the federal tax rate of 21%, 35%, and 35%, respectively, as the effective tax rates include the impacts of state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax deficiencies (benefits) related to equity compensation, the completion of income tax audits that resulted in a net tax benefit and certain other differences.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. Our consolidated income tax position was a net receivable of $38.4 million and $20.2 million from federal, state, and foreign jurisdictions at December 31, 2018 and 2017, respectively. Income tax payments (refunds) during the years ended December 31, 2018, 2017, and 2016 totaled $4.1 million, $(79.9) million, and $(65.5) million, respectively.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Leasing and management	$728.9	$743.6	$700.9	(2.0)%	6.1%
Sale of railcars owned one year or less at the time of sale	113.9	99.6	126.1	*	*
Total revenues	$842.8	$843.2	$827.0	—	2.0

Operating profit:
Leasing and management	$291.8	$341.3	$312.5	(14.5)	9.2
Railcar sales:
Railcars owned one year or less at the time of sale	21.5	19.7	34.1	*	*
Railcars owned more than one year at the time of sale	50.4	83.5	13.5	*	*
Property disposition losses (1)	(12.6)	—	—	*	*
Total operating profit	$351.1	$444.5	$360.1	(21.0)	23.4
Total operating profit margin	41.7%	52.7%	43.5%

Leasing and management operating profit margin:	40.0%	45.9%	44.6%

Selected expense information (2):
Depreciation	$196.6	$172.3	$156.2	14.1	10.3
Maintenance and compliance	$99.3	$96.4	$104.3	3.0	(7.6)
Rent	$42.4	$39.9	$39.3	6.3	1.5
Selling, engineering, and administrative expenses	$51.1	$50.7	$45.4	0.8	11.7
Interest	$142.3	$125.8	$125.2	13.1	0.5
* Not meaningful
(1) Property disposition losses include a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in certain lease agreements.
(2) Depreciation, maintenance and compliance, rent, and selling, engineering, and administrative expenses are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
Total revenues for the Railcar Leasing and Management Services Group were substantially unchanged for the year ended December 31, 2018 when compared to 2017. Revenues attributable to sales of leased railcars owned one year or less were higher in 2018 when compared to 2017, due to a higher volume of railcars sold partially offset by a change in the mix of the types of cars sold from the fleet. Additionally, leasing and management revenues decreased 2.0% for the year ended December 31, 2018 when compared to 2017, primarily as a result of lower average rental rates, as well as lower lease fleet management advisory fees earned in the current year, partially offset by growth in the lease fleet.
Total revenues increased by 2.0% for the year ended December 31, 2017 compared to 2016 primarily due to growth in leasing and management revenues, partially offset by a lower volume of sales of leased railcars owned one year or less. Leasing and management revenues increased 6.1% due primarily to growth in the lease fleet, higher lease fleet management advisory fees, and a cancellation fee received in October 2017, partially offset by the effect of lower average rental rates.

During the years ended December 31, 2018, 2017, and 2016 the Leasing Group received total proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Leasing Group:
Sales of railcars owned one year or less at the time of sale	$113.9	$99.6	$126.1
Railcars owned more than one year at the time of sale	230.5	360.7	37.7
Rail Products Group	—	—	8.1
	$344.4	$460.3	$171.9
Operating profit decreased by 21.0% for the year ended December 31, 2018 compared to 2017, primarily due to a decline in operating profit attributable to our leasing and management services business. This decrease of 14.5% was primarily the result of higher depreciation and maintenance and compliance expenses associated with the growth of the lease fleet, lower average rental rates, and lower lease fleet management advisory fees earned in comparison to the prior year. Additionally, segment operating profit was impacted by a decrease in sales of railcars owned more than one year at the time of sale, a change in the mix of of the types of railcars sold from the fleet, and a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in certain lease agreements.
Operating profit increased by 23.4% for the year ended December 31, 2017 compared to 2016 primarily due to a higher volume of sales of leased railcars. Leasing and management operating profit for the year ended December 31, 2017 increased by 9.2% due to growth in the lease fleet, higher lease fleet management advisory fees, and lower fleet maintenance and compliance expense.
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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Number of railcars:
Wholly-owned	74,565	63,915	60,440
Partially-owned	24,650	24,675	24,670
	99,215	88,590	85,110
Managed (third-party owned)	21,635	25,460	18,730
	120,850	114,050	103,840

Company-owned railcars (1):
Average age in years	9.1	8.7	8.2
Average remaining lease term in years	3.5	3.4	3.5
Fleet utilization	98.5%	96.8%	97.6%
(1)Company-owned railcars includes wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

Rail Products Group

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Rail Products	$1,996.9	$1,853.1	$2,894.4	7.8%	(36.0)%
Maintenance services	300.1	145.1	98.9	106.8	46.7
Other	49.7	45.8	34.5	8.5	32.8
Total revenues	2,346.7	2,044.0	3,027.8	14.8	(32.5)

Operating costs:
Cost of revenues	2,122.8	1,795.5	2,523.2	18.2	(28.8)
Selling, engineering, and administrative costs	51.8	52.2	55.2	(0.8)	(5.4)
Operating profit	$172.1	$196.3	$449.4	(12.3)	(56.3)
Operating profit margin	7.3%	9.6%	14.8%
As of December 31, 2018, 2017, and 2016 our Rail Products Group backlog of railcars was as follows:

	As of December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	(in millions)
External Customers	$2,059.5	$1,334.7	$2,156.6
Leasing Group	1,588.1	829.5	850.9
Total	$3,647.6	$2,164.2	$3,007.5	68.5%	(28.0)%
The changes in the number of railcars in the Rail Products Group backlog are as follows:

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
Beginning balance	22,585	29,220	48,885
Orders received	28,795	12,900	7,825
Shipments	(20,105)	(18,395)	(27,240)
Ending balance(1)	30,875	22,585	29,220
Average selling price in ending backlog	$118,141	$95,825	$102,926	23.3%	(6.9)%
(1)The ending backlog figures for the years ended December 31, 2018, 2017, and 2016 reflect the removal of 400, 1,140, and 250 railcars, respectively, that have not been netted against orders.
Revenues and cost of revenues increased for the year ended December 31, 2018 by 14.8% and 18.2%, respectively, when compared to the prior year. These increases primarily resulted from a higher volume of railcar deliveries and product mix changes, partially offset by pricing pressures related to certain railcar types. The increase in revenues was also driven by growth in our maintenance services business.
Revenues decreased for the year ended December 31, 2017 by 32.5% when compared to 2016 with approximately 94% of the decrease in Rail Products Group revenue resulting from a decrease in unit deliveries with the remainder primarily due to product mix changes. Cost of revenues decreased for the year ended December 31, 2017 by 28.8% when compared with the prior year primarily due to a decrease in unit deliveries.
Operating profit decreased for the year ended December 31, 2018 by 12.3% when compared to 2017 primarily as a result of pricing pressures for certain railcar types and product mix changes, partially offset by a higher volume of railcar deliveries and growth in our maintenance services business. Selling, engineering, and administrative costs were substantially unchanged for the year ended December 31, 2018 when compared to 2017.
Operating profit decreased for the year ended December 31, 2017 by 56.3% when compared to 2016 primarily as a result of a decrease in railcar unit deliveries. Additionally, operating profit in 2017 was impacted by changes to pricing and product mix.
Total backlog dollars increased by 68.5% when comparing December 31, 2018 to the prior year, primarily resulting from an increase in railcar unit orders, and a 23.3% higher average selling price on new orders compared to the previous year, driven primarily by changes to the product mix and fluctuations in steel prices. Backlog decreased when comparing 2017 versus 2016 due to unit decreases and lower prices. The average selling price in the backlog at December 31, 2017 was 6.9% lower as compared to the previous year primarily due to pricing and product mix changes. Approximately 64% of our railcar backlog is expected to be delivered during the year ending December 31, 2019 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease.
For the year ended December 31, 2018, railcar shipments included sales to the Leasing Group of $876.0 million with a deferred profit of $77.2 million, representing 9,013 railcars, compared to $732.0 million with a deferred profit of $92.0 million, representing 7,745 railcars, in the comparable period in 2017. For the year ended December 31, 2016, railcar shipments included sales to the Leasing Group of $1,021.9 million with a deferred profit of $178.2 million, representing 9,385 railcars. Sales to the Leasing Group and related profits are included in the operating results of the Rail Products Group but are eliminated in consolidation. In 2018, the Leasing Group purchased 44.8% of our railcar production, compared to 42.1% in 2017 and 34.5% in 2016.
All Other

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Highway Products	$267.8	$245.8	$271.3	9.0%	(9.4)%
Other	$93.5	$87.3	$85.4	7.1	2.2
Total revenues	$361.3	$333.1	$356.7	8.5	(6.6)

Operating costs:
Cost of revenues	284.0	271.4	295.0	4.6	(8.0)
Selling, engineering, and administrative costs	44.6	61.4	60.2	(27.4)	2.0
Property disposition (gains) losses	(3.0)	(1.1)	—	*	*
Operating profit	$35.7	$1.4	$1.5	*	(6.7)
* Not meaningful
Revenues, cost of revenues, and operating profit increased for the year ended December 31, 2018 compared to 2017 primarily due to higher shipping volumes and changes in the mix of products sold in our highway products portfolio. Cost of revenues increased for the year ended December 31, 2018 by $12.6 million over the prior year primarily due to higher volumes. Included in cost of revenues are insurance recoveries of $11.8 million related to damages previously sustained at two highway products manufacturing facilities, which were partially offset by certain manufacturing inefficiencies in our highway products business. Selling, engineering, and administrative costs decreased 27.4% compared to the previous year primarily as a result of lower litigation related expenses.
Revenues and cost of revenues decreased for the year ended December 31, 2017 compared to 2016 primarily due to lower volumes in our highway products business, partially offset by higher volumes in our other businesses.
Corporate

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Operating costs	$149.0	$175.1	$153.0	(14.9)%	14.4%
The decrease in operating costs for the year ended December 31, 2018 compared to 2017 is primarily due to lower litigation-related expenses and consulting fees, partially offset by higher performance-related incentive compensation costs related to the spin-off.
The increase in operating costs for the year ended December 31, 2017 compared to 2016 is primarily due to higher litigation-related expenses and performance-related incentive compensation costs.
Liquidity and Capital Resources
Overview
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and short-term debt, long-term debt, and equity. Debt instruments that we have utilized include the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, non-recourse promissory notes, sale-leaseback transactions, and our revolving credit facility.
As of December 31, 2018, we had unrestricted cash and cash equivalents balances of $179.2 million, and $392.5 million available under our revolving credit facility. Under the TILC warehouse facility, $375.2 million was unused and available as of December 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.

Strategic Activities in 2018 Impacting Liquidity
Expansion of TRL -2017 Loan — On November 8, 2018, TRL-2017, entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Loan Agreement”) among the lenders party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and U.S. Bank National Association, as Collateral Agent, Custodian and Depositary. The Amended and Restated Loan Agreement amends and restates the Term Loan Agreement dated as of May 15, 2017 (the “Original Loan Agreement”) among the lenders party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and U.S. Bank National Association, as Collateral Agent, Custodian and Depositary. The Amended and Restated Loan Agreement:

•	increased the aggregate amount of the term loan from $302.4 million under the Original Loan Agreement to $663.0 million;

•	extended the maturity date by approximately eighteen months to November 8, 2025;

•	reduced the applicable interest rate to LIBOR plus 150 basis points from LIBOR plus 175 basis points under the Original Loan Agreement; and

•	added additional railcars to the collateral pool of railcars securing the borrower’s obligations under the Amended and Restated Loan Agreement.
Amendment of Revolving Credit Facility — On November 1, 2018, in connection with the Arcosa spin-off, Trinity entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), by and among Trinity, as borrower, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association (“JP Morgan”), as administrative agent, Bank of America, N.A., as syndication agent, and SunTrust Bank and Wells Fargo Bank, National Association, as co-documentation agents. The Credit Agreement replaced Trinity’s prior credit agreement, dated as of May 20, 2015. The Credit Agreement provides for a $450.0 million unsecured revolving line of credit with a maturity date of November 1, 2023. The Credit Agreement includes a $100.0 million sublimit for the issuance of letters of credit. Trinity may also increase the amount of the commitments under the Credit Agreement by an aggregate amount not to exceed $200.0 million, subject to certain conditions including the agreement of existing Lenders to increase their commitments or by obtaining commitments from one or more new Lenders. As of December 31, 2018, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $57.5 million, leaving $392.5 million available for borrowing. Other than these letters of credit, there were no borrowings under our Credit Agreement as of December 31, 2018, or for the year then ended.
Secondary Market Railcar Purchase — On October 17, 2018, our Railcar Leasing and Management Services group acquired, from an unrelated seller, a portfolio of railcars for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035. We have recorded the acquired railcars, the attached leases, and the assumed debt at fair value in our Consolidated Financial Statements as of the purchase date.
Redemption of Convertible Notes due 2036 — On April 23, 2018, the Company issued a Notice of Redemption to redeem our then-outstanding Convertible Notes on June 1, 2018 at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018 (the "Redemption Date"). Immediately prior to the Redemption Date, the aggregate principal amount of Convertible Notes outstanding was approximately $449.3 million. Pursuant to the terms of the indenture governing the Convertible Notes, the settlement of the Convertible Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. The Company elected to exercise its rights to settle the Convertible Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. The Company completed settlements for the remaining Convertible Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Convertible Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms. In connection with the election to settle the redemption of the Convertible Notes entirely with cash, the Company avoided the issuance of up to 5.7 million shares, valued at approximately $198.1 million and representing the amount in excess of par.
TRL-2018 Railcar Financing — In June 2018, TRL-2018 issued $482.5 million of TRL-2018 Secured Railcar Equipment Notes. The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of Class A-1 Notes, and (ii) an aggregate principal amount of $282.5 million of Class A-2 Notes. The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes, of which $190.0 million was outstanding as of December 31, 2018, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2018, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. These notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.

Amendment of TILC Warehouse Loan Facility — The TILC warehouse loan facility was established to finance railcars owned by TILC. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 4.11% at December 31, 2018. Outstanding borrowings as of December 31, 2018 were $374.8 million, and $375.2 million was unused and available based on the amount of warehouse-eligible, unpledged equipment. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
Return of Capital Activities
Share Repurchases — In December 2017, our Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which then expired on December 31, 2017. In the first three quarters of 2018, we repurchased 4,327,158 shares at a cost of approximately $150.1 million. On November 16, 2018, we entered into the ASR Program to repurchase $350 million of the Company's common stock. The $350 million notional value of the ASR Program represents the entire remaining amount that was available to us under our existing share repurchase program. Under this program, 12,879,485 shares were repurchased during the three months ended December 31, 2018, at a cost of approximately $280.0 million, representing approximately 80% of the notional value of the ASR Program. These repurchases under the ASR Program bring our full-year share repurchases for the year ended December 31, 2018 to 17,206,643 shares at a cost of $430.1 million, excluding fees. This amount excludes $70.0 million that was funded in 2018 upon the execution of the ASR Program, but was outstanding at December 31, 2018 and is expected to be settled by the end of the first quarter of 2019. The final number of shares to be delivered to Trinity under the ASR Program will be based on Trinity's volume-weighted average stock price, less a discount, during the term of the program. Certain shares of stock repurchases during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices.
Quarterly Cash Dividend — Trinity has paid 219 consecutive dividends. Quarterly dividends of $0.13 per share were paid in 2018, totaling approximately $75.9 million for the year ended December 31, 2018. Two quarterly dividends of $0.11 per share and two quarterly dividends of $0.13 per share were paid in 2017, totaling approximately $75.8 million for the year ended December 31, 2017.
Cash Flows
The Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to the spin-off of Arcosa, completed on November 1, 2018. These amounts have been reclassified as discontinued operations for all periods presented.
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net cash flows from continuing operations:
Operating activities	$274.2	$610.1	$837.5
Investing activities	(412.3)	(346.3)	(942.9)
Financing activities	(291.1)	(56.7)	(307.7)
Net cash flows from discontinued operations	(193.8)	25.1	172.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(623.0)	$232.2	$(240.2)
2018 compared with 2017
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2018 was $274.2 million compared to $610.1 million for the year ended December 31, 2017. Cash flow provided by operating activities from continuing operations decreased primarily from decreased earnings in the current year period.
Receivables at December 31, 2018 increased by $88.5 million or 38.7% from December 31, 2017 primarily due to higher trade receivables. Raw materials inventory increased $132.6 million to support railcar production in 2019, while work in process inventory decreased by $15.4 million, at December 31, 2018 compared to December 31, 2017. Finished goods inventory increased by $4.7 million or 8.1% since December 31, 2017 primarily due to our highway products business. Accounts payable increased by $92.7 million, primarily as a result of the build-up of raw materials inventory to support 2019 railcar production noted above. Accrued liabilities increased by $51.5 million from December 31, 2017 primarily due to higher insurance accruals and payables related to the spin-off of Arcosa. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities from continuing operations for the year ended December 31, 2018 was $412.3 million compared to $346.3 million for the year ended December 31, 2017. Capital expenditures for the year ended December 31, 2018 were $985.6 million, which included $1,040.7 million for investment in the lease fleet less $92.4 million for the cost of sold lease fleet railcars owned one year or less. This compares to $630.3 million of capital expenditures for the same period last year, which included $688.2 million for additions to the lease fleet less $79.9 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $247.6 million for the year ended December 31, 2018, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $230.5 million. This compares to $368.5 million for the same period in 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $360.7 million. Short-term marketable securities decreased by $319.5 million for the year ended December 31, 2018. There was no acquisition or divestiture activity for the years ended December 31, 2018 and 2017. The Arcosa spin-off was a non-cash distribution of net assets and therefore did not impact investing activities.
Financing Activities. Net cash required by financing activities from continuing operations during the year ended December 31, 2018 was $291.1 million compared to $56.7 million for the same period in 2017. During the year ended December 31, 2018, we borrowed $1,206.6 million, net of debt issuance costs, primarily from the issuance by TRL-2018 of secured railcar equipment notes, the expansion of TRL-2017 promissory notes, and gross borrowings under the TILC Warehouse Loan facility. Additionally, we had debt repayments of $887.8 million in debt, primarily consisting of the redemption of our Convertible Notes and pay downs during 2018 of borrowings under TILC Warehouse Loan facility. During the year ended December 31, 2017, we borrowed $533.5 million, net of debt issuance costs, primarily from the issuance by TRL-2017 of promissory notes and the issuance by TRIP Master Funding of secured railcar equipment notes. Additionally, we retired $375.3 million in debt, primarily consisting of previously-issued TRIP Master Funding secured railcar equipment notes. We also repurchased shares of our common stock under a share repurchase program as described further above. We intend to use our cash and committed credit facilities to fund our operations, expansions, and growth initiatives. Additionally, we may use our cash and committed credit facilities to retire or repurchase our outstanding debt prior to its stated maturity or repurchase shares of our common stock.
2017 compared with 2016
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2017 was $610.1 million compared to $837.5 million for the same period in 2016. Cash flow provided by operating activities decreased primarily due to operating profit.
Receivables at December 31, 2017 decreased by $117.2 million from December 31, 2016 primarily due to a lower income tax receivable. Raw materials inventory at December 31, 2017 decreased by $11.5 million since December 31, 2016, while work in process inventory increased by $2.8 million primarily in our Rail Products Group. Finished goods inventory increased by $0.1 million or 0.2% since December 31, 2016 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2017 in our Rail Products Groups. Accounts payable increased by $12.2 million, while accrued liabilities increased by $49.0 million from December 31, 2016 due to higher compensation accruals.
Investing Activities. Net cash required by investing activities from continuing operations for the year ended December 31, 2017 was $346.3 million compared to $942.9 million for the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2017 were $630.3 million, which included $688.2 million for investment in the lease fleet less $79.9 million for the cost of sold lease fleet railcars owned one year or less. This compares to $848.6 million of capital expenditures for the same period in 2016, which included $891.1 million for additions to the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $368.5 million for the year ended December 31, 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $360.7 million. This compares to $48.7 million for the year ended December 31, 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. Short-term marketable securities for the year ended December 31, 2017, increased $84.8 million. There was no acquisition or divestiture activity for the years ended December 31, 2017 and 2016.
Financing Activities. Net cash required by financing activities from continuing operations during the year ended December 31, 2017 was $56.7 million compared to $307.7 million for the same period in 2016. During the year ended December 31, 2017, we borrowed $533.5 million, net of debt issuance costs, primarily from the issuance by TRL-2017 of promissory notes and the issuance by TRIP Master Funding of secured railcar equipment notes. Additionally, we retired $375.3 million in debt, primarily consisting of previously-issued TRIP Master Funding secured railcar equipment notes. During the year ended December 31, 2016, we retired $162.0 million in debt as scheduled. Additionally, we repurchased shares of our stock under our prior share repurchase program.
Current Debt Obligations
Please refer to Note 11 of the Consolidated Financial Statements for a description of the Company's current debt obligations.

Capital Expenditures
Capital expenditures for 2018 were $985.6 million with $948.3 million utilized for net lease fleet additions, net of deferred profit of $77.2 million. Full-year manufacturing/corporate capital expenditures for 2019 are projected to range between $90 million and $110 million. Additionally, we expect to make capital expenditures for new lease fleet additions, secondary market purchases, modifications and other capitalized betterments of the lease fleet. In total, when combined with the proceeds from secondary market sales, and after taking into account deferred profit on new railcar additions, we anticipate a net lease fleet investment of between $1.2 billion and $1.4 billion in 2019.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2018, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $57.5 million, the full amount of which is expected to expire in 2019. The majority of our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 11 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements with regard to our Leasing Group.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments from time to time to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 7 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Consolidated Financial Statements for further information.
Employee Retirement Plans
As disclosed in Note 14 of the Consolidated Financial Statements, the assets of the employee retirement plans exceeded the projected benefit obligations by $25.5 million as of December 31, 2018, and the projected benefit obligations exceeded the plans' assets by $2.0 million as of December 31, 2017. The change was primarily due to employer contributions to the pension plans of $31.6 million during 2018 and an increase in the obligation discount rate assumption, partly offset by a lower return on assets in 2018. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all domestic employees and includes both a Company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on Company financial performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the Company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.
Employer contributions for the year ending December 31, 2019 are expected to be $1.1 million for the defined benefit plans, compared to $31.6 million contributed during 2018. Contributions to the defined benefit plans in 2018 included a one-time discretionary contribution of $25.0 million. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2019 are expected to be $10.8 million, compared to $15.4 million contributed during 2018.
See Note 14 of the Consolidated Financial Statements for further information regarding our defined benefit plans.

Contractual Obligation and Commercial Commitments
As of December 31, 2018, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt:
Parent and wholly-owned subsidiaries(1)	$2,739.0	$125.4	$264.5	$584.5	$1,764.6
Partially-owned subsidiaries(1)	1,327.9	45.7	112.6	120.8	1,048.8
Interest	778.3	172.9	310.6	185.5	109.3
Net of unamortized discount and debt issuance costs	4,845.2	344.0	687.7	890.8	2,922.7

Operating leases:
Leasing Group	261.3	231.9	16.0	11.7	1.7
Other	8.4	3.3	2.8	0.9	1.4
Obligations for purchase of goods and services(2)	834.8	800.6	32.6	1.6	—
Other	1.8	1.8	—	—	—
Total	$5,951.5	$1,381.6	$739.1	$905.0	$2,925.8

(1) Excludes unamortized discount and debt issuance costs.
(2) Includes $763.9 million in purchase obligations for raw materials and components primarily by the Rail Products Group.
As of December 31, 2018 and 2017, we had $11.8 million and $10.2 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities, and, accordingly, such amounts are excluded from the table above. See Note 13 of the Consolidated Financial Statements.
As further discussed in Note 6 of the Consolidated Financial Statements, the Leasing Group leases railcars from certain independent owner Trusts under operating leases with an option to purchase the railcars at a predetermined fixed price in 2019. At December 31, 2018, operating lease obligations to the Trusts totaled $199.0 million. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars. We completed the purchase on January 14, 2019 at a purchase price of $218.4 million, which is reflected in the table above. As a result, 6,779 railcars previously under lease are now wholly owned by our Leasing Group.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant, equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
We state our inventories at the lower of cost or net realizable value. Our policy related to excess and obsolete inventory requires an analysis of inventory at the business unit level on a quarterly basis and the recording of any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.
Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets.
Goodwill
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. We consider these to be level three inputs in the fair value hierarchy, as they involve unobservable inputs for which there is little or no market data and thus require management to develop its own assumptions.
Based on our annual goodwill impairment test, performed at the reporting unit level as of December 31, 2018, we concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 of the Consolidated Financial Statements for further information.
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
Insurance
We are effectively self-insured for workers' compensation and employee health care claims. Third-party administrators process all such claims. We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends. These loss development factors are developed in consultation with third-party actuaries. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.
Contingencies and Litigation
The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management's opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company's financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. See Note 18 of the Consolidated Financial Statements for further explanation.
Income Taxes
We account for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 of the Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in our structure or tax status. We assess whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives.
Pensions
We sponsor defined benefit plans which provide retirement income and death benefits for certain eligible employees. Trinity retained all pension plans following the completion of the Arcosa spin-off on November 1, 2018. Our pension costs and liabilities are primarily determined using actuarial assumptions regarding the long-term rate of return on plan assets and the discount rate used to determine the present value of future benefit obligations. The accrued benefits of our remaining pension plans were frozen in 2009. See Note 14 of the Consolidated Financial Statements for further information.
Pension assumptions are reviewed annually by outside actuaries and our management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2018	2017	2016
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.45%	3.79%	4.34%
Compensation increase rate(1)	n/a	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	3.79%	4.34%	4.79%
Long-term rate of return on plan assets	5.65%	6.25%	6.50%
Compensation increase rate(1)	n/a	4.00%	4.00%
(1) The compensation increase rate pertains to a plan associated with our Former Inland Barge Group. The Inland Barge Group was transferred to Arcosa in connection with the spin-off, but Trinity retained all pension plans upon completion of the spin-off. Effective as of November 1, 2018, all participants in this plan have been granted the maximum benefit allowed under the plan; therefore, the compensation increase rate is not applicable.

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2018 and on the projected benefit obligations at December 31, 2018 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2018	Effect on Projected Benefit Obligations at December 31, 2018
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.6)	$(25.2)
Decrease of 50 basis points	$0.5	$28.1
Long-term rate of return on plan assets:
Increase of 50 basis points	$(2.4)	n/a
Decrease of 50 basis points	$2.4	n/a

Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 25.4% of our total debt as of December 31, 2018. If interest rates average one percentage point more in fiscal year 2019 than they did during 2018, our interest expense would increase by $6.4 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2017, we estimated that if interest rates averaged one percentage point more in fiscal year 2018 than they did during 2017, our interest expense would increase by $2.7 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2018 and 2017. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $124.5 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $127.6 million.
As of December 31, 2018, we did not have any open derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Previous hedge transactions were based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions were settled with the counterparty in cash. The effect of these transactions on the Consolidated Financial Statements for the periods presented in this Annual Report on Form 10-K was not significant.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2018 was $68.1 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us. See Note 12 of the Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
Dallas, Texas
February 21, 2019

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,667.1	$1,555.2	$2,264.9
Leasing	842.0	842.2	824.9
	2,509.1	2,397.4	3,089.8
Operating costs:
Cost of revenues:
Manufacturing	1,459.8	1,342.8	1,875.5
Leasing	479.0	432.4	436.5
	1,938.8	1,775.2	2,312.0
Selling, engineering, and administrative expenses:
Manufacturing	96.4	113.6	115.4
Leasing	51.1	50.7	45.4
Other	149.1	175.0	153.1
	296.6	339.3	313.9
Gains (losses) on disposition of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	50.4	83.5	13.5
Other	(9.0)	1.9	1.5
	41.4	85.4	15.0
Total operating profit	315.1	368.3	478.9
Other (income) expense:
Interest income	(11.9)	(10.4)	(5.3)
Interest expense	179.3	184.0	181.9
Other, net	(3.9)	(0.7)	(7.7)
	163.5	172.9	168.9
Income from continuing operations before income taxes	151.6	195.4	310.0
Provision (benefit) for income taxes:
Current	(15.3)	(57.7)	(194.7)
Deferred	57.9	(357.1)	301.5
	42.6	(414.8)	106.8
Income from continuing operations	109.0	610.2	203.2
Income from discontinued operations, net of provision for income taxes of $30.7, $73.1, and $95.2	54.1	103.4	161.5
Net income	163.1	713.6	364.7
Net income attributable to noncontrolling interest	3.8	11.1	21.1
Net income attributable to Trinity Industries, Inc.	$159.3	$702.5	$343.6

Basic earnings per common share:
Income from continuing operations	$0.72	$3.94	$1.19
Income from discontinued operations	0.37	0.68	1.06
Basic net income attributable to Trinity Industries, Inc.	$1.09	$4.62	$2.25
Diluted earnings per common share:
Income from continuing operations	$0.70	$3.85	$1.19
Income from discontinued operations	0.37	0.67	1.06
Diluted net income attributable to Trinity Industries, Inc.	$1.07	$4.52	$2.25
Weighted average number of shares outstanding:
Basic	144.0	148.6	148.4
Diluted	146.4	152.0	148.6
Dividends declared per common share	$0.52	$0.50	$0.44
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$163.1	$713.6	$364.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $3.0, $0.2, and $-	(9.6)	(0.9)	(0.3)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.4, $0.7, and $0.7	2.3	3.9	4.6
Currency translation adjustment	—	1.3	0.8
Defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(2.9), $1.6, and $(2.0)	(9.5)	3.6	(3.3)
Amortization of net actuarial (gains) losses, net of tax expense of $1.1, $1.5, and $1.9	3.6	3.4	3.2
	(13.2)	11.3	5.0
Comprehensive income	149.9	724.9	369.7
Less: comprehensive income attributable to noncontrolling interest	5.2	13.7	24.2
Comprehensive income attributable to Trinity Industries, Inc.	$144.7	$711.2	$345.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(in millions)
ASSETS
Cash and cash equivalents	$179.2	$778.6
Short-term marketable securities	—	319.5
Receivables, net of allowance of $19.9 and $20.1	276.6	204.4
Income tax receivable	40.4	24.0
Inventories:
Raw materials and supplies	342.5	209.9
Work in process	119.3	134.7
Finished goods	62.9	58.2
	524.7	402.8
Restricted cash, including partially-owned subsidiaries of $36.6 and $62.9	171.6	195.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,032.0 and $1,985.9	8,253.4	7,330.5
Less accumulated depreciation, including partially-owned subsidiaries of $472.0 and $418.0	(1,919.0)	(1,772.7)
	6,334.4	5,557.8
Goodwill	208.8	208.8
Assets of discontinued operations	—	1,654.2
Other assets	253.5	197.9
	$7,989.2	$9,543.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$212.1	$119.5
Accrued liabilities	368.3	321.9
Debt:
Recourse	397.4	866.3
Non-recourse:
Wholly-owned subsidiaries	2,316.6	1,024.8
Partially-owned subsidiaries	1,315.2	1,350.8
	4,029.2	3,241.9
Deferred income	17.7	20.5
Deferred income taxes	743.1	728.3
Liabilities of discontinued operations	—	198.4
Other liabilities	56.8	54.7
	5,427.2	4,685.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2018 and 2017 - 400.0; shares issued and outstanding at December 31, 2018 – 133.3; at December 31, 2017 – 150.9	1.3	1.6
Capital in excess of par value	1.2	482.5
Retained earnings	2,326.1	4,123.4
Accumulated other comprehensive loss	(116.8)	(104.8)
Treasury stock – shares at December 31, 2018 – 0.1; at December 31, 2017 – 0.1	(1.0)	(1.6)
	2,210.8	4,501.1
Noncontrolling interest	351.2	356.9
	2,562.0	4,858.0
	$7,989.2	$9,543.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities:
Net income	$163.1	$713.6	$364.7
Income from discontinued operations, net of income taxes	(54.1)	(103.4)	(161.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251.9	229.7	217.3
Stock-based compensation expense	29.2	22.1	30.9
Excess tax benefits from stock-based compensation	—	—	(1.0)
Provision (benefit) for deferred income taxes	57.9	(357.1)	301.5
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(50.4)	(83.5)	(13.5)
Loss (gains) on disposition of property and other assets	9.0	(1.9)	(1.5)
Non-cash interest expense	18.1	31.8	28.5
Other	(8.0)	(1.2)	(3.5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(88.5)	117.2	(14.1)
(Increase) decrease in inventories	(122.0)	8.9	223.2
(Increase) decrease in other assets	(77.3)	(17.1)	21.0
Increase (decrease) in accounts payable	92.7	12.2	(40.3)
Increase (decrease) in accrued liabilities	51.5	49.0	(76.1)
Increase (decrease) in other liabilities	1.1	(10.2)	(38.1)
Net cash provided by operating activities - continuing operations	274.2	610.1	837.5
Net cash provided by operating activities - discontinued operations	104.9	151.5	252.7
Net cash provided by operating activities	379.1	761.6	1,090.2
Investing activities:
Decrease (increase) in short-term marketable securities	319.5	(84.8)	(149.8)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	230.5	360.7	37.7
Proceeds from disposition of property and other assets	17.1	7.8	11.0
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $92.4, $79.9, and $92.0	(948.3)	(608.3)	(799.1)
Capital expenditures – manufacturing and other	(37.3)	(22.0)	(49.5)
Other	6.2	0.3	6.8
Net cash required by investing activities - continuing operations	(412.3)	(346.3)	(942.9)
Net cash required by investing activities - discontinued operations	(78.2)	(126.4)	(79.8)
Net cash required by investing activities	(490.5)	(472.7)	(1,022.7)
Financing activities:
Excess tax benefits from stock-based compensation	—	—	1.0
Payments to retire debt	(887.8)	(375.3)	(162.0)
Proceeds from issuance of debt	1,206.6	533.5	—
Shares repurchased	(506.1)	(79.4)	(34.7)
Dividends paid to common shareholders	(77.4)	(72.6)	(66.7)
Purchase of shares to satisfy employee tax on vested stock	(12.2)	(14.4)	(16.3)
Distributions to noncontrolling interest	(10.9)	(48.7)	(26.4)
Other	(3.3)	0.2	(2.6)
Net cash required by financing activities - continuing operations	(291.1)	(56.7)	(307.7)
Cash distributions to Arcosa, Inc. in connection with the spin-off transaction	(220.5)	—	—
Net cash required by financing activities	(511.6)	(56.7)	(307.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(623.0)	232.2	(240.2)
Cash, cash equivalents, and restricted cash at beginning of period	973.8	741.6	981.8
Cash, cash equivalents, and restricted cash at end of period	$350.8	$973.8	$741.6

Supplemental disclosure of cash flow information:
Interest paid	$158.9	$151.2	$151.0
Income tax payments (refunds)	$4.1	$(79.9)	$(65.5)
Distribution of noncash net assets to Arcosa, Inc.	$1,534.9	$—	$—
Debt assumed in railcar purchase from unrelated seller	$283.9	$—	$—
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
Net income	—	—	—	343.6	—	—	—	343.6	21.1	364.7
Other comprehensive income (loss)	—	—	—	—	1.9	—	—	1.9	3.1	5.0
Cash dividends on common stock	—	—	—	(66.6)	—	—	—	(66.6)	—	(66.6)
Restricted shares, net	2.6	0.1	46.2	—	—	(1.2)	(21.3)	25.0	—	25.0
Shares repurchased	—	—	—	—	—	(2.1)	(34.7)	(34.7)	—	(34.7)
Excess tax benefits from stock-based compensation	—	—	(4.5)	—	—	—	—	(4.5)	—	(4.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(26.4)	(26.4)
Retirement of treasury stock	(3.3)	—	(56.0)	—	—	3.3	56.0	—	—	—
Other	—	$—	$0.4	$—	$—	—	$(0.5)	$(0.1)	$—	$(0.1)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
Net income	—	—	—	702.5	—	—	—	702.5	11.1	713.6
Other comprehensive income	—	—	—	—	8.7	—	—	8.7	2.6	11.3
Cash dividends on common stock	—	—	—	(75.8)	—	—	—	(75.8)	—	(75.8)
Restricted shares, net	1.7	—	35.2	—	—	(0.7)	(18.5)	16.7	—	16.7
Shares repurchased	—	—	—	—	—	(2.8)	(85.4)	(85.4)	—	(85.4)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(48.7)	(48.7)
Retirement of treasury stock	(3.5)	—	(103.8)	—	—	3.5	103.8	—	—	—
Shares issued for acquisition	0.5	—	14.7	—	—	—	—	14.7	—	14.7
Other	—	—	1.6	(0.6)	—	—	—	1.0	(0.7)	0.3
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Cumulative effect of adopting new accounting standard (Note 1)	—	—	—	18.7	(18.7)	—	—	—	—	—
Net income	—	—	—	159.3	—	—	—	159.3	3.8	163.1
Other comprehensive income	—	—	—	—	(14.6)	—	—	(14.6)	1.4	(13.2)
Cash dividends on common stock	—	—	—	(75.9)	—	—	—	(75.9)	—	(75.9)
Restricted shares, net	0.2	—	44.4	—	—	(0.6)	(19.4)	25.0	—	25.0
Shares repurchased	—	—	75.9	(145.9)	—	(17.2)	(430.1)	(500.1)	—	(500.1)
Stock options exercised	—	—	0.3	—	—	—	—	0.3	—	0.3
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Retirement of treasury stock	(17.8)	(0.2)	(449.3)	—	—	17.8	449.5	—	—	—
Redemption of convertible subordinated notes (Note 11)	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Distribution of Arcosa, Inc.	—	—	—	(1,753.5)	21.3	—	—	(1,732.2)	—	(1,732.2)
Other	—	(0.1)	0.3	—	—	—	0.6	0.8	—	0.8
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") include the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC ("TRIP Holdings") and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated.
Spin-off of Arcosa, Inc.
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., comprised of Trinity’s rail-related businesses, which are leading providers of rail transportation products and services in North America, and (2) Arcosa, Inc. ("Arcosa"), a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax-free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction.
Upon completion of the spin-off transaction on November 1, 2018, the accounting requirements for reporting Arcosa as a discontinued operation were met. Accordingly, Arcosa's results of operations are presented as discontinued operations for all periods in this Form 10-K. See Note 2 for further information related to the spin-off transaction.
Our Reportable Segments
Following the completion of the Arcosa spin-off, we have three reportable segments: the Railcar Leasing and Management Services Group, the Rail Products Group, and All Other. Our All Other segment includes the results of our highway products business, which was previously reported within our former Construction Products Group. Additionally, our Rail Products Group includes the results of our heads business, which was previously reported in our former Energy Equipment Group. Further, our axles, couplers, and industrial and mining components businesses, previously reported in the Rail Products Group, were transferred to Arcosa in connection with the spin-off transaction and are therefore reflected as a component of discontinued operations. All segment results set forth herein have been recast to present results on a comparable basis.
Stockholders' Equity
In December 2017, our Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. In the first three quarters of 2018, we repurchased 4,327,158 shares at a cost of approximately $150.1 million. On November 16, 2018, we entered into an accelerated share repurchase program (the "ASR Program") to repurchase $350 million of the Company's common stock. The $350 million notional value of the ASR Program represents the entire remaining amount that was available to us under our existing share repurchase program. During the year ended December 31, 2018, 17,206,643 shares were repurchased at a cost of $430.1 million. This excludes approximately $70.0 million that was funded in 2018 upon the execution of the ASR Program, but was outstanding at December 31, 2018 and is expected to be settled by the end of the first quarter of 2019. The final number of shares to be delivered to Trinity under the ASR Program will be based on Trinity's volume-weighted average stock price, less a discount, during the term of the program. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices. Under the previous share repurchase program, we repurchased 2,825,400 shares during the year ended December 31, 2017, at a cost of $85.4 million.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The following is a description of principal activities from which we generate our revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. See Note 4 for a further discussion regarding our reportable segments.
Railcar Leasing and Management Services Group
Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Revenue from servicing and management agreements is recognized as each performance period occurs.

We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Rail Products Group
The Rail Products Group recognizes revenue when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain long-term contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are unable to estimate the final consideration until the railcar is delivered, at which time the pricing becomes fixed.
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We have contract assets related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line on our Consolidated Balance Sheet.
All Other
Our highway products group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2018 and the percentage of the outstanding performance obligations as of December 31, 2018 expected to be delivered in 2019:

	Unsatisfied performance obligations at December 31, 2018
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Rail Products Group:
Products
External Customers	$2,059.5
Leasing Group	1,588.1
	$3,647.6	64%

Maintenance Services	$100.6	100%

Railcar Leasing and Management Services Group	$112.6	21%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing and management agreements and are expected to be performed through 2024.
Income Taxes
The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.
We regularly evaluate the likelihood of realization of tax benefits derived from positions we have taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax positions that are deemed more likely than not to be sustained, we recognize the benefit we believe is cumulatively greater than 50% likely to be realized. To the extent that we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.

Financial Instruments
We consider all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year. We intend to hold our short-term marketable securities until they are redeemed at their maturity date and believe that under the "more likely than not" criteria, we will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. We place our cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limit the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, we maintain an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs in the fair value hierarchy), receivables, and accounts payable are considered to be representative of their respective fair values.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined principally on the first in first out method. Work in process and finished goods include material, labor, and overhead.
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
Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. Based on our evaluations, no impairment charges were determined to be necessary as of December 31, 2018 and 2017.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process, with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates, and exit multiples. As of December 31, 2018 and 2017, our annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $22.4 million and $10.4 million as of December 31, 2018 and 2017, respectively, and included finite-lived intangible assets of $19.9 million and $7.9 million, respectively, which are amortized over their estimated useful lives ranging from 1 to 20 years. Based on our evaluations of intangible assets, no impairment charges were determined to be necessary as of December 31, 2018 and 2017.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for our non-recourse debt and lease obligations or as security for the performance of certain product sales agreements. As such, they are restricted in use.
Insurance
We are effectively self-insured for workers' compensation and employee health care claims. A third party administrator is used to process claims. We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends.

Warranties
We provide various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties, and assess the adequacy of the resulting reserves on a quarterly basis. See Note 10.
Foreign Currency Transaction
The functional currency of our Mexico operations is considered to be the United States dollar. Certain transactions in Mexico occur in currencies other than the United States dollar. The impact of foreign currency fluctuations on these transactions is recorded in our Consolidated Statement of Operations. See Note 12.
Other Comprehensive Income (Loss)
Other comprehensive net income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on our derivative financial instruments, and the net actuarial gains and losses of our defined benefit plans, the sum of which, together with net income (loss), constitutes comprehensive income (loss). See Note 15. All components are shown net of tax.
Recent Accounting Pronouncements
Effective in 2018
ASU 2014-09 — On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASC 606") which provides common revenue recognition guidance for U.S. generally accepted accounting principles. Under ASC 606, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
We applied ASC 606 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption; therefore, the comparative information for the years ended December 31, 2017 and 2016 was not adjusted and continues to be reported under Accounting Standards Codification ("ASC") Topic 605.
Upon adoption of ASC 606, we determined that revenue in our maintenance services business should be recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. Accordingly, we have recorded contract assets of $10.2 million as of December 31, 2018 related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line on our Consolidated Balance Sheet. The impact of revenue recognition over time was nominal upon the initial adoption of ASC 606 and therefore no adjustment to January 1, 2018 opening retained earnings was recorded.
Revenue recognition policies for our other continuing businesses were substantially unchanged by the adoption of ASU 2014-09.
ASU 2018-02 — In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-02”) which gives entities the option to reclassify from Accumulated Other Comprehensive Loss ("AOCL") to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. ASU 2018-02 became effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL, increasing retained earnings by $18.7 million for the year ended December 31, 2018.
ASU 2017-07 — In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of net periodic benefit cost continues to be presented in the same income statement line items; however, other components of net periodic benefit cost are now presented in other income and excluded from operating profit. We adopted ASU 2017-07 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.
ASU 2016-18 —In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash," ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the Statement of Cash Flows. This new guidance requires a reconciliation of totals in the Statement of Cash Flows to the related cash and cash equivalents and restricted cash captions in the Consolidated Balance Sheets. We adopted ASU 2016-18 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.

Effective in 2019
ASU 2016-02 —In February 2016, the FASB issued ASU No. 2016-02, "Leases," ("ASC 842") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.
We adopted ASC 842 effective January 1, 2019 and are currently finalizing the impact of the standard on our accounting policies, processes, disclosures, and internal control over financial reporting. We elected the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information will not be adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we will not assess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We will not separate lease components from non-lease components for our specified asset classes. We have not elected the practical expedient to use hindsight in determining a lease term and impairment of right-of-use assets at the adoption date.
Upon adoption, we currently expect to recognize right-of-use assets and corresponding lease liabilities of approximately $40 million to $50 million on our Consolidated Balance Sheet based on the present value of future minimum lease payments under operating leases for which we are the lessee. This estimate excludes the impact of railcars that were previously under operating leases as of December 31, 2018 but which were purchased in January 2019 and are now wholly-owned by our Leasing Group. Additionally, we expect to record an adjustment to opening retained earnings of approximately $10 million to $15 million related to the derecognition of deferred profit related to sale-leaseback transactions. We expect that our accounting treatment under ASC 842 for leases in which we are the lessor will remain substantially unchanged from our current accounting treatment under ASC Topic 840. The adoption of ASC 842 is not expected to have a significant impact to our consolidated results of operations or cash flows.
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
Note 2. Discontinued Operations
On November 1, 2018, we completed the separation of our infrastructure-related businesses, Arcosa. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax-free distribution for federal income tax purposes. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction. In connection with the Arcosa spin-off, we recorded a reduction to retained earnings of approximately $1,753.5 million, representing the distribution of Arcosa's net assets to Trinity shareholders and Trinity's contribution of cash to Arcosa pursuant to the separation and distribution agreement. Upon completion of the spin-off transaction on November 1, 2018, the accounting requirements for reporting Arcosa as a discontinued operation were met.
We incurred $36.3 million and $14.2 million in spin-off related transaction costs during the years ended December 31, 2018 and 2017, respectively, of which $31.2 million and $14.2 million are included in income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations. These costs primarily relate to the preparation of regulatory filings, investment banking fees, professional fees associated with various legal, accounting, and tax matters related to the spin-off, and other separation activities within the finance, tax, legal, and information technology functions.
In connection with the spin-off transaction, Trinity and Arcosa entered into various agreements to effect the distribution and provide a framework for their relationship after the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, and an intellectual property matters agreement. These agreements provide for the allocation between Trinity and Arcosa of assets, employees, liabilities, and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after Arcosa's separation from Trinity and govern certain relationships between Trinity and Arcosa after the spin-off. Trinity is also party to certain commercial agreements with Arcosa entities. These agreements have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of Arcosa. The amount billed for transition services provided under the above agreements was not material to our results of operations for the year ended December 31, 2018. As of December 31, 2018, our Consolidated Balance Sheet included a net payable of $10.4 million to Arcosa, primarily related to the final settlement of employee-related matters, tax matters, and certain other separation-related matters contemplated in the agreements described above.

Subsequent to the spin-off and through December 31, 2018, our net sales to Arcosa totaled $6.4 million and our purchases from Arcosa totaled $25.6 million. These transactions, which occurred pursuant to the commercial agreements described above, are reflected as third-party transactions in our Consolidated Statements of Operations. At December 31, 2018, the accounts receivable and accounts payable balances recorded on our Consolidated Balance Sheet associated with these purchases and sales were $1.3 million and $10.6 million, respectively.
Arcosa is a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Arcosa included within discontinued operations may not be indicative of the actual financial results of Arcosa as a stand-alone company.
The following is a summary of operating results included in income from discontinued operations for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$1,042.0	$1,265.4	$1,498.5
Cost of revenues	840.8	971.0	1,142.9
Selling, engineering, and administrative expenses	116.8	116.3	93.7
Other (income) expense	(0.4)	1.6	5.2
Income from discontinued operations before income taxes	84.8	176.5	256.7
Provision for income taxes	30.7	73.1	95.2
Income from discontinued operations, net of income taxes	$54.1	$103.4	$161.5
The following is a summary of assets and liabilities attributable to discontinued operations, which were included in our Consolidated Balance Sheet as of December 31, 2017:

December 31, 2017
Assets:	(in millions)
Receivables, net of allowance for doubtful accounts	165.3
Income tax receivable	4.9
Inventories	237.9
Property, plant, and equipment, net	577.6
Goodwill	571.5
Other assets	97.0
Total assets, discontinued operations	$1,654.2

Liabilities:
Accounts payable	$56.0
Accrued liabilities	118.0
Debt	0.5
Deferred income taxes	14.8
Other liabilities	9.1
Total liabilities, discontinued operations	$198.4

Note 3. Fair Value Accounting
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are listed below.
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2018	December 31, 2017
	(in millions)
Assets:
Cash equivalents	$124.9	$113.1
Restricted cash	171.6	195.2
Total assets	$296.5	$308.3

Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 and Note 11. The equity instruments consist of warrants for the purchase of certain publicly-traded equity securities and are valued using the Black-Scholes-Merton pricing model and certain assumptions regarding the exercisability of the options under the related agreement. The assets and liabilities measured as Level 2 in the fair value hierarchy are summarized below:

	Level 2
	December 31, 2018	December 31, 2017
	(in millions)
Assets:
Equity instruments(1)	$0.1	$1.3
Interest rate hedge(1)	—	1.6
Total assets	$0.1	$2.9

Liabilities:
Interest rate hedge(2)	$12.9	$—
Total liabilities	$12.9	$—
(1) Included in other assets on the Consolidated Balance Sheets
(2) Included in accrued liabilities on the Consolidated Balance Sheets

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2018 and 2017, we have no assets measured as Level 3 in the fair value hierarchy.

The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$343.7	$399.7	$400.3
Convertible subordinated notes	—	—	449.4	715.0
Less: unamortized discount	—		(8.2)
	—		441.2
Capital lease obligations	—	—	28.3	28.3
	399.7	343.7	869.2	1,143.6
Less: unamortized debt issuance costs	(2.3)		(2.9)
	397.4		866.3
Non-recourse:
2006 secured railcar equipment notes	133.4	138.0	158.5	165.7
2009 secured railcar equipment notes	159.7	174.0	166.2	169.6
2010 secured railcar equipment notes	257.0	264.0	266.9	281.9
2017 promissory notes	660.2	660.2	293.6	293.6
2018 secured railcar equipment notes	472.2	475.2	—	—
TRIHC 2018 secured railcar equipment notes(1)	279.0	278.1	—	—
TILC warehouse facility	374.8	374.8	150.7	150.7
TRL 2012 secured railcar equipment notes	386.2	370.9	402.8	390.4
TRIP Master Funding secured railcar equipment notes	941.7	963.0	962.5	1,007.6
	3,664.2	3,698.2	2,401.2	2,459.5
Less: unamortized debt issuance costs	(32.4)		(25.6)
	3,631.8		2,375.6
Total	$4,029.2	$4,041.9	$3,241.9	$3,603.1
(1) Represents debt assumed in connection with the purchase of a portfolio of railcars in the fourth quarter of 2018.
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of December 31, 2018 and 2017 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, and 2018 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of December 31, 2018 and 2017 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 for a description of our long-term debt.

Note 4. Segment Information
We report operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides maintenance services; and (3) All Other. The All Other segment includes our highway products business; our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.
Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and reflected in the "Eliminations - Lease subsidiary" line in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.

The financial information for these segments is shown in the tables below.
Year Ended December 31, 2018

	Revenues			Operating Profit (Loss)	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$842.0	$0.8	$842.8	$351.1	$196.6	$948.3
Rail Products Group	1,356.4	990.3	2,346.7	172.1	30.3	16.0
All Other	310.7	50.6	361.3	35.7	15.1	17.3
Segment Totals before Eliminations and Corporate	2,509.1	1,041.7	3,550.8	558.9	242.0	981.6
Corporate	—	—	—	(149.0)	9.9	4.0
Eliminations – Lease subsidiary (1)	—	(990.0)	(990.0)	(95.1)	—	—
Eliminations – Other	—	(51.7)	(51.7)	0.3	—	—
Consolidated Total	$2,509.1	$—	$2,509.1	$315.1	$251.9	$985.6

Year Ended December 31, 2017

	Revenues			Operating Profit (Loss)	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$842.2	$1.0	$843.2	$444.5	$172.3	$608.3
Rail Products Group	1,254.5	789.5	2,044.0	196.3	35.1	4.9
All Other	300.7	32.4	333.1	1.4	12.8	9.5
Segment Totals before Eliminations and Corporate	2,397.4	822.9	3,220.3	642.2	220.2	622.7
Corporate	—	—	—	(175.1)	9.6	7.6
Eliminations – Lease subsidiary (1)	—	(788.6)	(788.6)	(96.5)	—	—
Eliminations – Other	—	(34.3)	(34.3)	(2.3)	(0.1)	—
Consolidated Total	$2,397.4	$—	$2,397.4	$368.3	$229.7	$630.3

Year Ended December 31, 2016

	Revenues			Operating Profit (Loss)	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$824.9	$2.1	$827.0	$360.1	$156.2	$799.1
Rail Products Group	1,954.5	1,073.3	3,027.8	449.4	38.3	18.5
All Other	310.4	46.3	356.7	1.5	14.2	13.0
Segment Totals before Eliminations and Corporate	3,089.8	1,121.7	4,211.5	811.0	208.7	830.6
Corporate	—	—	—	(153.0)	8.7	18.0
Eliminations – Lease subsidiary (1)	—	(1,070.4)	(1,070.4)	(180.7)	—	—
Eliminations – Other	—	(51.3)	(51.3)	1.6	(0.1)	—
Consolidated Total	$3,089.8	$—	$3,089.8	$478.9	$217.3	$848.6
(1) Historically, the Eliminations - Lease subsidiary line has included only railcar shipments from the Rail Products Group to the Leasing Group; however, beginning January 1, 2018, we elected to include the sales from our maintenance services business, previously reflected in Eliminations - Other, in the Eliminations - Lease subsidiary line. Previously reported amounts have been recast to conform to the current presentation.

Total assets for these segments is shown in the table below.

	December 31, 2018	December 31, 2017
	(in millions)
Railcar Leasing and Management Services Group	$7,096.0	$6,267.9
Rail Products Group	1,039.1	901.9
All Other	238.5	224.4
Segment Totals before Eliminations and Corporate	8,373.6	7,394.2
Corporate	443.4	1,305.8
Assets of discontinued operations	—	1,654.2
Eliminations – Lease subsidiary	(827.7)	(800.7)
Eliminations – Other	(0.1)	(10.3)
Total Assets	$7,989.2	$9,543.2
Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2018, 2017, and 2016 were not significant in relation to the Consolidated Financial Statements.
Total assets for our Mexico operations as of December 31, 2018 and 2017 are $116.0 million and $119.6 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2018 and 2017 are $84.2 million and $99.6 million, respectively.

Note 5. Partially-Owned Leasing Subsidiaries
Through our wholly-owned subsidiary, TILC, we formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing in North America. Each of TRIP Holdings and RIV 2013 are direct, partially-owned subsidiaries of TILC in which we have a controlling interest. Each is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of each of TRIP Holdings and RIV 2013 and, as such, has been delegated the authority, power, and discretion to take certain actions on behalf of the respective companies.
At December 31, 2018, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $189.1 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL-2012", wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors. TILC is the contractual servicer for TRIP Master Funding and TRL-2012, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 result from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
We have no obligation to guarantee performance under any of our partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL-2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL-2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL-2012 and has the potential to earn certain incentive fees. TILC and the third-party equity investors have commitments to provide additional equity funding to TRIP Holdings that are scheduled to expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
See Note 11 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Investments in Unconsolidated Affiliates
During the fourth quarter of 2018, TILC acquired a 5% equity interest in an RIV fund that is managed and controlled by a third party that is also one of our RIV partners. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not required to consolidate this entity. The carrying value of our equity investment in this entity was not significant to our Consolidated Balance Sheet as of December 31, 2018.

Note 6. Railcar Leasing and Management Services Group
Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	December 31, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$6.0	$—	$173.2	$179.2
Property, plant, and equipment, net	$4,976.5	$1,814.7	$370.9	$7,162.1
Net deferred profit on railcars sold to the Leasing Group				(827.7)
Consolidated property, plant, and equipment, net				$6,334.4
Restricted cash	$134.9	$36.6	$0.1	$171.6
Debt:
Recourse	$—	$—	$400.0	$400.0
Less: unamortized discount	—	—	(0.3)	(0.3)
Less: unamortized debt issuance costs	—	—	(2.3)	(2.3)
	—	—	397.4	397.4
Non-recourse	2,339.0	1,327.9	—	3,666.9
Less: unamortized discount	(2.7)	—	—	(2.7)
Less: unamortized debt issuance costs	(19.7)	(12.7)	—	(32.4)
	2,316.6	1,315.2	—	3,631.8
Total debt	$2,316.6	$1,315.2	$397.4	$4,029.2
Net deferred tax liabilities	$797.6	$1.0	$(67.0)	$731.6

	December 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$1,094.8	$1,098.1
Property, plant, and equipment, net	$4,140.0	$1,822.7	$395.8	$6,358.5
Net deferred profit on railcars sold to the Leasing Group				(800.7)
Consolidated property, plant, and equipment, net				$5,557.8
Restricted cash	$132.2	$62.9	$0.1	$195.2
Debt:
Recourse	$28.3	$—	$849.4	$877.7
Less: unamortized discount	—	—	(8.5)	(8.5)
Less: unamortized debt issuance costs	—	—	(2.9)	(2.9)
	28.3	—	838.0	866.3
Non-recourse	1,035.9	1,365.3	—	2,401.2
Less: unamortized debt issuance costs	(11.1)	(14.5)	—	(25.6)
	1,024.8	1,350.8	—	2,375.6
Total debt	$1,053.1	$1,350.8	$838.0	$3,241.9
Net deferred tax liabilities	$653.7	$0.8	$54.5	$709.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 and Note 11 for a further discussion regarding our investment in our partially-owned leasing subsidiaries and the related indebtedness. See Note 13 for a discussion of the effects of the Tax Act on net deferred tax liabilities. See Note 19 for a discussion of subsidiary guarantees of the Senior Notes.

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 versus 2017	2017 versus 2016
	($ in millions)
Revenues:
Leasing and management	$728.9	$743.6	$700.9	(2.0)%	6.1%
Sale of railcars owned one year or less at the time of sale	113.9	99.6	126.1	*	*
Total revenues	$842.8	$843.2	$827.0	—	2.0

Operating profit:
Leasing and management	$291.8	$341.3	$312.5	(14.5)	9.2
Railcar sales:
Railcars owned one year or less at the time of sale	21.5	19.7	34.1	*	*
Railcars owned more than one year at the time of sale	50.4	83.5	13.5	*	*
Property disposition losses (1)	(12.6)	—	—	*	*
Total operating profit	$351.1	$444.5	$360.1	(21.0)	23.4
Total operating profit margin	41.7%	52.7%	43.5%

Leasing and management operating profit margin:	40.0%	45.9%	44.6%

Selected expense information (2):
Depreciation	$196.6	$172.3	$156.2	14.1	10.3
Maintenance and compliance	$99.3	$96.4	$104.3	3.0	(7.6)
Rent	$42.4	$39.9	$39.3	6.3	1.5
Selling, engineering, and administrative expenses	$51.1	$50.7	$45.4	0.8	11.7
Interest	$142.3	$125.8	$125.2	13.1	0.5
 * Not meaningful
(1) Property disposition losses include a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in certain lease agreements, which is further discussed below.
(2) Depreciation, maintenance and compliance, rent, and selling, engineering, and administrative expenses are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profit of the Leasing Group resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
During the years ended December 31, 2018, 2017, and 2016, we received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$113.9	$99.6	$126.1
Railcars owned more than one year at the time of sale	230.5	360.7	37.7
Rail Products Group	—	—	8.1
	$344.4	$460.3	$171.9
Equipment consists primarily of railcars leased to third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$541.8	$445.2	$333.1	$251.3	$160.2	$297.3	$2,028.9

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2018 consisted primarily of non-recourse debt. In 2009, we entered into capital lease obligations totaling $56.6 million. The capital lease obligations were guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. During the fourth quarter of 2018, we recorded a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in the lease agreements, which represents the difference between the respective carrying values of the equipment and the associated lease obligation. As of December 31, 2018, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $3,440.0 million which is pledged as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2018 was $1,459.4 million. See Note 11 for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,264.4 million is pledged as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $550.2 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 5 for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (the “Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts was considered to be the primary beneficiary of the Trust and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, were not included as part of the Consolidated Financial Statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. The terms of the operating lease agreements between the subsidiaries and the remaining Trusts provided the Leasing Group with the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars. We completed the purchase in January 2019 at a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly owned by our Leasing Group. The future contractual minimum rental revenues associated with these railcars are included in the table above.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future operating lease obligations	$13.5	$8.4	$7.6	$6.8	$4.9	$1.7	$42.9
Future contractual minimum rental revenues	$10.6	$7.1	$5.2	$3.6	$1.4	$—	$27.9
Operating lease obligations totaling $1.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges, are accounted for by recording the effective portion of the gain or loss on the derivative instrument in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance.
See Note 3 for discussion of how we valued our interest rate swaps at December 31, 2018. See Note 11 for a description of our debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2018
	Notional Amount	Interest Rate(1)	Asset/(Liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.3)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.3	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.1	$4.1
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.2	$0.3
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.7)	$—
Open hedge:
2017 promissory notes - interest rate swap	$396.1	3.13%	$(12.9)	$12.8	$—

(1)	Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2018	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.2)	$(0.3)	$(0.4)	$0.1
2018 secured railcar equipment notes	$0.1	$—	$—	$0.2
TRIP Holdings warehouse loan	$2.2	$4.5	$4.8	$2.1
TRIP Master Funding secured railcar equipment notes	$0.2	$0.4	$0.9	$0.2
2017 promissory notes - interest rate cap	$0.1	$—	$—	$0.1
Open hedge:
2017 promissory notes - interest rate swap	$0.3	$—	$—	$0.1
(1) Based on the fair value of open hedges as of December 31, 2018
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivatives were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $2.1 million of additional interest expense expected to be recognized during the twelve months following December 31, 2018.

In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is primarily a result of monthly interest settlements. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2018.
In May 2017, TRL-2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the LIBOR component of the interest rate on the 2017 promissory notes to a maximum rate of 3.00%. In November 2018, upon expansion of the aggregate principal amount of the 2017 promissory notes, the existing interest rate cap derivative was terminated. A new interest rate swap derivative was executed and designated as a cash flow hedge to limit the LIBOR component of the interest rate on a portion of the outstanding 2017 promissory notes. The effect on interest expense is primarily the result of amortization of the cost of the derivative with $0.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2018.
In May 2018, Trinity Rail Leasing 2018 LLC ("TRL-2018") purchased an interest rate swaption derivative for $1.4 million to hedge the risk of potential interest rate increases prior to the TRL-2018 debt issuance. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2018.
See Note 11 regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
From time to time, we may enter into derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. For any instruments that do not qualify for hedge accounting treatment, changes in their fair values are recorded directly to the Consolidated Statement of Operations. The effect of commodity hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(in millions)
Manufacturing/Corporate:
Land	$24.2	$25.4
Buildings and improvements	385.5	407.7
Machinery and other	537.2	550.2
Construction in progress	16.3	8.3
	963.2	991.6
Less accumulated depreciation	(592.3)	(595.8)
	370.9	395.8
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.5	10.7
Equipment on lease	5,934.8	4,987.6
	5,948.3	4,998.3
Less accumulated depreciation	(971.8)	(858.3)
	4,976.5	4,140.0
Partially-owned subsidiaries:
Equipment on lease	2,371.9	2,315.5
Less accumulated depreciation	(557.2)	(492.8)
	1,814.7	1,822.7

Deferred profit on railcars sold to the Leasing Group	(1,030.0)	(974.9)
Less accumulated amortization	202.3	174.2
	(827.7)	(800.7)
	$6,334.4	$5,557.8
We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2019 - $3.3; 2020 - $2.1; 2021 - $0.7; 2022 - $0.5; 2023 - $0.4; and $1.4 thereafter. See Note 6 for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.
On October 17, 2018, the Leasing Group acquired, from an unrelated seller, a portfolio of railcars for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035. The acquired railcars of $336.0 million and certain other net assets totaling $23.3 million were recorded on our Consolidated Balance Sheet as of the purchase date.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2018 or 2017.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and our experience selling similar properties in the past. As of December 31, 2018, we had non-operating plants with a net book value of $15.9 million. Our estimated fair value of these assets exceeds their book value.
Note 9. Goodwill
Goodwill by segment is as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Railcar Leasing and Management Services Group	1.8	1.8
Rail Products Group	$145.4	$145.4
All Other	61.6	61.6
	$208.8	$208.8
As of December 31, 2018 and 2017, our annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.

Note 10. Warranties
The changes in the accruals for warranties for the years ended December 31, 2018, 2017, and 2016 are as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(in millions)
Beginning balance	$10.1	$12.0	$18.6
Warranty costs incurred	(2.8)	(4.8)	(7.8)
Warranty originations and revisions	0.1	4.8	2.9
Warranty expirations	—	(1.9)	(1.7)
Ending balance	$7.4	$10.1	$12.0
Note 11. Debt
The following table summarizes the components of debt as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.3	399.7	399.7
Convertible subordinated notes, net of unamortized discount of $0 and $8.2	—	441.2
	399.7	840.9
Less: unamortized debt issuance costs	(2.3)	(2.9)
	397.4	838.0
Leasing – Recourse:
Capital lease obligations	—	28.3
Total recourse debt	397.4	866.3

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	133.4	158.5
2009 secured railcar equipment notes	159.7	166.2
2010 secured railcar equipment notes	257.0	266.9
2017 promissory notes	660.2	293.6
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0	472.2	—
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $2.5 and $0	279.0	—
TILC warehouse facility	374.8	150.7
	2,336.3	1,035.9
Less: unamortized debt issuance costs	(19.7)	(11.1)
	2,316.6	1,024.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	386.2	402.8
TRIP Master Funding secured railcar equipment notes	941.7	962.5
	1,327.9	1,365.3
Less: unamortized debt issuance costs	(12.7)	(14.5)
	1,315.2	1,350.8
Total non–recourse debt	3,631.8	2,375.6
Total debt	$4,029.2	$3,241.9
Revolving Credit Facility — In November 2018, upon completion of the Arcosa spin-off, our unsecured corporate revolving credit facility was reduced from $600.0 million to $450.0 million and extended through November 2023. As of December 31, 2018, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $57.5 million, leaving $392.5 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2018, or for the year then ended. Of the outstanding letters of credit as of December 31, 2018, the remaining total of $57.5 million is expected to expire in 2019. The majority of our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate based on LIBOR or an alternate base rate at the time of the borrowing and Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and was initially set at LIBOR plus 1.25% (1.25% as of December 31, 2018). A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.175% as of December 31, 2018).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2018, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
Convertible Subordinated Notes — On April 23, 2018, we issued a Notice of Redemption with respect to our then outstanding 3 7/8% Convertible Subordinated Notes (the "Convertible Notes") to redeem the Convertible Notes on June 1, 2018 (the "Redemption Date") at a redemption price in cash equal to 100% of their principal amount plus accrued but unpaid interest (including any contingent interest), if any, to but excluding June 1, 2018. Immediately prior to the Redemption Date, the aggregate principal amount of Convertible Notes outstanding was approximately $449.3 million.
Prior to May 30, 2018 (the "Conversion Deadline"), holders of approximately $448.5 million aggregate principal amount of the Convertible Notes submitted notices for conversion of their Convertible Notes. As a result, on June 1, 2018, we redeemed the remaining approximately $0.8 million aggregate principal amount of the Convertible Notes for an aggregate cash amount of approximately $0.8 million, including the accrued and unpaid interest to, but excluding, June 1, 2018. Pursuant to the terms of the indenture governing the Convertible Notes, the settlement of the Convertible Notes submitted for conversion occurred on various dates between May 30, 2018 and July 3, 2018. We elected to exercise our rights to settle the converting Convertible Notes in cash rather than in shares of common stock or a combination of cash and shares of common stock. We completed conversion settlements for the remaining Convertible Notes, for an aggregate cash amount of approximately $646.6 million. Following the redemption and settlement of the conversions, there were no Convertible Notes outstanding under the indenture, and the indenture was satisfied and discharged in accordance with its terms.
The Convertible Notes were originally recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option at the time of issuance as borrowing costs. As of December 31, 2017, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the Consolidated Balance Sheet was amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Notes. Upon redemption of the Convertible Notes, a charge to capital in excess of par value in the amount of $152.9 million, net of tax, was recorded equal to the redemption amount in excess of the par value of the Convertible Notes representing the fair value of the conversion option redeemed.

Total interest expense recognized on the Notes for the years ended December 31, 2018, 2017, and 2016, is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Coupon rate interest	$7.2	$17.4	$17.4
Amortized debt discount	8.2	18.6	17.1
	$15.4	$36.0	$34.5
Senior Notes Due 2024 — In September 2014, we issued $400.0 million aggregate principal amount of 4.55% senior notes ("Senior Notes") due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt, including our Notes and rank equal to existing and future senior indebtedness, including our revolving credit facility. The Senior Notes are subordinated to all our existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under our revolving credit facility. See Note 19.
Wholly-owned leasing subsidiaries
In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $133.4 million was outstanding as of December 31, 2018. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $159.7 million was outstanding as of December 31, 2018. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $257.0 million was outstanding as of December 31, 2018. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL-2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $374.8 million in outstanding borrowings as of December 31, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at our election. Under the renewed facility, the entire unused facility amount of $375.2 million was available as of December 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 4.11% at December 31, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In 2009, we entered into capital lease obligations totaling $56.6 million. The capital lease obligations were guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. During the fourth quarter of 2018, we recorded a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in the lease agreements, which represents the difference between the respective carrying values of the equipment and the associated lease obligation.
Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024. In November 2018, the 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million, of which $660.2 million was outstanding as of December 31, 2018. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 4.00% as of December 31, 2018, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017.
In June 2018, TRL-2018, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million in Secured Railcar Equipment Notes ("the TRL-2018 Secured Railcar Equipment Notes"). The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of TRL-2018's Series 2018-1 Class A-1 Secured Railcar Equipment Notes (the "Class A-1 Notes"), and (ii) an aggregate principal amount of $282.5 million of TRL-2018's Series 2018-1 Class A-2 Secured Railcar Equipment Notes (the “Class A-2 Notes”). The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. The Class A-1 Notes, of which $190.0 million was outstanding as of December 31, 2018, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2018, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.

In October 2018, TRIHC 2018 was acquired by the Leasing Group, from an unrelated seller, and included the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035, of which $279.0 million, net of unamortized discount, was outstanding as of December 31, 2018.
Partially-owned leasing subsidiaries
The TRIP Master Funding Secured Railcar Equipment Notes consisted of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly, with a final maturity date in July 2041. In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes consisting of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%, with a final maturity date of April 2044. In August 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Secured Railcar Equipment Notes and the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2018, there were $508.8 million outstanding of the Class A-2 TRIP Master Funding Secured Railcar Equipment Notes and $220.7 million of the Class A-2 Series 2014-1 Secured Railcar Equipment Notes.
The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2018, there were $77.3 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
In December 2012, TRL-2012, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes," of which $54.8 million and $188.4 million, respectively, were outstanding as of December 31, 2018. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL-2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 for further explanation. In August 2013, TRL-2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes of which $143.0 million was outstanding as of December 31, 2018. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043.
The 2012 Secured Railcar Equipment Notes and the 2013-1 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture dated December 19, 2012 between TRL-2012 and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013; and are secured by TRL-2012's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRL-2012.
TRIP Master Funding and TRL-2012 are wholly-owned subsidiaries of TRIP Holdings and RIV 2013, respectively, which, in turn, are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. Our combined weighted average ownership interest in TRIP Holdings and RIV 2013 is 38%. See Note 5 for further explanation.

The remaining principal payments under existing debt agreements as of December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$—	$400.0
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	28.3	29.8	29.2	29.9	16.2	—
2009 secured railcar equipment notes	11.2	6.6	13.4	14.1	11.8	102.6
2010 secured railcar equipment notes	7.6	14.2	20.1	21.0	22.5	171.6
2017 promissory notes	33.1	33.2	33.1	33.2	33.1	494.5
2018 secured railcar equipment notes	20.0	20.0	20.0	20.0	20.0	372.4
TRIHC 2018 secured railcar equipment notes	14.2	11.0	11.9	9.3	11.6	223.5
TILC warehouse facility	11.0	11.0	11.0	1.9	—	—
Facility termination payments - TILC warehouse facility	—	—	—	339.9	—	—
TRL 2012 secured railcar equipment notes	21.9	19.3	19.9	19.6	22.4	283.1
TRIP Master Funding secured railcar equipment notes	23.8	32.9	40.5	41.8	37.0	765.7
Total principal payments	$171.1	$178.0	$199.1	$530.7	$174.6	$2,813.4
Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Foreign currency exchange transactions	$0.9	$—	$(2.3)
Gain on equity investments	(0.3)	(0.2)	(0.2)
Pension	(4.3)	(2.7)	(1.3)
Other	(0.2)	2.2	(3.9)
Other, net	$(3.9)	$(0.7)	$(7.7)
The amounts reported in the Pension line of the table above, previously included in operating profit, represent the non-service cost components of net periodic benefit cost, which are now included in Other, net as a result of the adoption of ASU 2017-07. See Note 1. Other for the years ended December 31, 2018, 2017, and 2016 includes $1.3 million in expense, $1.7 million in expense, and $2.3 million in income, respectively, related to the change in fair value of certain equity instruments.
Note 13. Income Taxes
The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$(19.1)	$(61.1)	$(195.9)
State	(1.5)	(1.1)	(3.2)
Foreign	5.3	4.5	4.4
Total current	(15.3)	(57.7)	(194.7)
Deferred:
Federal
Effect of Tax Cuts and Jobs Act	(5.9)	(476.2)	—
Other	49.1	121.9	294.0
	43.2	(354.3)	294.0
State	14.7	(2.8)	11.0
Foreign	—	—	(3.5)
Total deferred	57.9	(357.1)	301.5
Provision	$42.6	$(414.8)	$106.8

The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Effect of Tax Cuts and Jobs Act	(3.9)	(243.7)	—
State taxes	2.3	(1.9)	1.2
Foreign taxes	2.9	—	—
Noncontrolling interest in partially-owned subsidiaries	(0.5)	(2.0)	(2.4)
Settlements with tax authorities	—	(2.1)	(0.1)
Equity compensation	(1.4)	0.8	—
Changes in valuation allowances and reserves	1.6	1.9	(1.2)
Interest expense limitations	1.3	—	—
Changes in state laws and apportionment	5.2	(0.5)	1.4
Other, net	(0.4)	0.3	0.6
Effective rate	28.1%	(212.2)%	34.5%
The effective tax rate is based upon the U.S. statutory rate of 21%, 35%, and 35% for the years ended December 31, 2018, 2017, and 2016, respectively, including the impacts of state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax deficiencies (benefits) related to equity compensation in accordance with ASU 2016-09, and the completion of income tax audits that resulted in a net tax benefit and other differences. See Note 5 for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%. The Tax Act also required certain calendar year companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that had previously not been taxed in the U.S. as part of their 2017 tax return filing. Beginning with the 2018 tax year, the Tax Act subjects certain earnings of foreign subsidiaries to U.S. taxation; in 2018, the Company did not incur the new U.S. tax on the income of its foreign subsidiaries. For the year ended December 31, 2017, we recognized a provisional net benefit of $476.2 million. During the year ended December 31, 2018, we finalized the accounting for the enactment of the Tax Act and recorded an additional benefit of $5.9 million, primarily as a result of truing up deferred taxes and our calculation of the one-time transition tax.
Income (loss) before income taxes for the years ended December 31, 2018, 2017, and 2016 was $139.8 million, $186.2 million, and $307.8 million, respectively, for U.S. operations, and $11.8 million, $9.2 million, and $2.2 million, respectively, for foreign operations, principally Mexico.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$718.4	$578.9
Partially-owned subsidiaries basis difference	131.7	117.2
Convertible debt	—	91.4
Total deferred tax liabilities	850.1	787.5
Deferred tax assets:
Workers compensation, pensions, and other benefits	5.7	6.6
Warranties and reserves	8.1	5.8
Equity items	34.0	31.9
Tax loss carryforwards and credits	65.5	24.8
Inventory	8.9	7.2
Accrued liabilities and other	9.1	8.1
Total deferred tax assets	131.3	84.4
Net deferred tax liabilities before valuation allowances	718.8	703.1
Valuation allowances	15.1	7.8
Net deferred tax liabilities before reserve for uncertain tax positions	733.9	710.9
Deferred tax assets included in reserve for uncertain tax positions	(2.3)	(1.9)
Adjusted net deferred tax liabilities	$731.6	$709.0
At December 31, 2018, we had $195.5 million of federal consolidated net operating loss carryforwards and $5.7 million of tax-effected state loss carryforwards remaining. $18.9 million of the federal net operating loss carryforwards was acquired as part of an acquisition of a company in 2010 and is subject to limitations on the amount that can be utilized in any one tax year. The acquired federal net operating loss carryforwards are due to expire in 2028 and 2029. The federal net operating loss generated in the current year can be carried forward indefinitely. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
The 2015 and 2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2018 tax years remain open. Our subsidiaries in Mexico file separate tax returns and are subject to examination by taxing authorities at different times. The entities statutes of limitations are open for their 2013 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$7.0	$20.7	$56.9
Additions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	3.0	4.5	1.0
Reductions for tax positions of prior years	(0.3)	—	(25.8)
Settlements	(1.5)	(17.2)	(7.1)
Expiration of statute of limitations	(0.1)	(1.0)	(4.3)
Ending balance	$8.1	$7.0	$20.7
Additions for tax positions related to the prior years of $3.0 million for the year ended December 31, 2018 were due to state tax positions previously taken that were adjusted upon audits. The reduction in tax positions of prior years of $25.8 million for the year ended December 31, 2016 was related to changes to transfer pricing and state taxes.
Settlements during the year ended December 31, 2018 were due to the resolution of a state audit. Settlements for the year ended December 31, 2017 were due to the Internal Revenue Service's ("IRS'") resolution of our 2006-2009 tax years. Settlements for the year ended December 31, 2016 represent the IRS' resolution of the 2010-2011 tax years. Expiration of statutes of limitations during the years ended December 31, 2018 and 2017 relate to the 2013 and 2012 federal tax return, respectively, as well as some state statutes. Settlements during the year ended December 31, 2016 were due to a state tax position effectively settled upon audit.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2018 and 2017, that would affect our effective tax rate if recognized, was $9.4 million and $8.2 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $5.8 million by December 31, 2019 due to settlements and lapses in statutes of limitations for assessing tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2018 and 2017 was $3.7 million and $3.2 million, respectively. Income tax expense for the years ended December 31, 2018, 2017, and 2016 included increases of $0.5 million and decreases of $3.3 million and $2.8 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
Note 14. Employee Retirement Plans
We sponsor defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
Actuarial assumptions

	Year Ended December 31,
	2018	2017	2016
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.45%	3.79%	4.34%
Compensation increase rate(1)	n/a	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	3.79%	4.34%	4.79%
Long-term rate of return on plan assets	5.65%	6.25%	6.50%
Compensation increase rate(1)	n/a	4.00%	4.00%
(1) The compensation increase rate pertains to a plan associated with our Former Inland Barge Group. The Inland Barge Group was transferred to Arcosa in connection with the spin-off, but Trinity retained the pension plan. Effective as of November 1, 2018, all participants in this plan have been granted the maximum benefit allowed under the plan; therefore, the compensation increase rate is not applicable.
The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on the plans' assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. The accrued benefits of our remaining pension plans were frozen in 2009.
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Expense Components
Service cost	$0.1	$0.2	$0.4
Interest	18.3	19.6	20.8
Expected return on plan assets	(27.4)	(27.2)	(27.2)
Amortization of actuarial loss	4.8	4.9	5.1
Other	0.6	—	—
Net periodic benefit cost	(3.6)	(2.5)	(0.9)
Profit sharing	11.1	7.7	7.2
Net expense	$7.5	$5.2	$6.3
The expected return on plan assets is based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants. Substantially all of our defined benefit plans were frozen as of December 31, 2018.

Obligations and funded status

	Year Ended December 31,
	2018	2017
	(in millions)
Accumulated Benefit Obligations	$453.2	$490.0
Projected Benefit Obligations:
Beginning of year	$490.0	$459.6
Service cost	0.1	0.2
Interest	18.3	19.6
Benefits paid	(20.2)	(19.9)
Actuarial loss	(35.6)	30.5
Other	0.6	—
End of year	$453.2	$490.0
Plans' Assets:
Beginning of year	$488.0	$442.5
Actual return on assets	(20.7)	62.9
Employer contributions	31.6	2.5
Benefits paid	(20.2)	(19.9)
End of year	$478.7	$488.0

Consolidated Balance Sheet Components:
Other assets	$39.4	$13.1
Accrued liabilities	(13.9)	(15.1)
Net funded status	$25.5	$(2.0)
Percent of projected benefit obligations funded	105.6%	99.6%
None of the plans' assets are expected to be returned to us during the year ending December 31, 2019.
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Actuarial (loss) gain	$(12.5)	$5.2	$(5.3)
Amortization of actuarial loss	4.8	4.9	5.1
Total before income taxes	(7.7)	10.1	(0.2)
Income tax (benefit) expense	(1.8)	3.1	(0.1)
Net amount recognized in other comprehensive (loss) income	$(5.9)	$7.0	$(0.1)
At December 31, 2018, AOCL included unrecognized actuarial losses of $140.4 million ($107.2 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2019 are $1.1 million ($0.8 million net of related income taxes).
Plan assets
Our pension plan investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans for the purpose of providing the capital assets necessary to meet the financial obligations made to participants of our pension plans. These strategies consider not only the expected risk and returns on the plans' assets, but also the actuarial projections of liabilities, projected contributions, and funded status. Our investment policy statement allocates our pension plan assets into two portfolios as follows:
•Liability hedging portfolio - The objective of the liability hedging portfolio is to match the characteristics of the pension plans' liabilities. This portfolio consists of fixed income holdings which are generally investment grade.
•Growth portfolio - The objective of the growth portfolio is to focus upon total return with an acceptable level of risk. This portfolio is heavily weighted toward U.S. equities with a lesser exposure to international equities, domestic real estate investment trusts, U.S. high yield and emerging market sovereign debt.
The target allocation between these two portfolios varies based on the pension plans' percentage of projected benefit obligations funded status. The range of target asset allocations has been determined after giving consideration to the expected returns of each asset category within the two portfolios, the expected performance of each asset category, the volatility of asset returns over time, and the complementary nature of the asset mix within the portfolio. The principal pension investment strategies include asset allocation and active asset management within approved guidelines. These assets are managed by an investment advisor.

The target and actual allocations of the plans' assets at December 31, 2018 are as follows:

	Target Allocation	December 31, 2018
Cash and cash equivalents	—%	3%
Liability hedging portfolio	90%	82%
Growth portfolio	10%	15%
Total	100%	100%
The estimated fair value of the plans' assets at December 31, 2018 and 2017, indicating input levels used to determine fair value are as follows:

	Fair Value Measurement as of December 31, 2018
	(in millions)
	Level 1	Level 2	Level 3	Total
Temporary cash investments	$14.0	$—	$—	$14.0
Fixed Income - Government and agencies	—	77.1	—	77.1
Fixed Income - Corporate	—	309.1	—	309.1
Fixed Income - Collateralized mortgage backed	—	2.1	—	2.1
Equity common trust funds	—	69.7	—	69.7
Debt common trust funds	—	—	6.7	6.7
	$14.0	$458.0	$6.7	$478.7

	Fair Value Measurement as of December 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Temporary cash investments	$7.3	$—	$—	$7.3
Debt common trust funds	—	292.8	—	292.8
Equity common trust funds	—	187.9	—	187.9
	$7.3	$480.7	$—	$488.0
The pension plans' assets are valued at fair value. The following is a description of the valuation methodologies used in determining fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described further in Note 3:
Temporary cash investments - These investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments.
Fixed Income - Government and agencies - These investments consist primarily of U.S. treasury bonds and notes, U.S. treasury inflation protected securities, U.S. government agency debt, municipal bonds, and other global government bonds. The fair value of these securities is based on quoted market prices when available or is based on yields currently available on comparable securities or on an industry valuation model, which maximizes observable inputs. These securities are categorized as Level 2 instruments.
Fixed Income - Corporate - These investments consist of U.S. and global corporate bonds and notes. The fair value of these securities is based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar debt instruments, the fair value is based upon an industry valuation model, which maximizes observable inputs. These securities are categorized as Level 2 instruments.
Fixed Income - Collateralized mortgage backed - Mortgage backed securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable. These securities are categorized as Level 2 instruments.
Common trust funds - Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as a combination of Level 2 and Level 3 instruments.
Cash flows
Employer contributions for the year ending December 31, 2019 are expected to be $1.1 million for the defined benefit plans compared to $31.6 million contributed during 2018. Contributions to the defined benefit plans in 2018 included a one-time discretionary contribution of $25.0 million. Employer contributions to the 401(k) plan and the Supplemental Profit Sharing Plan for the year ending December 31, 2019 are expected to be $10.8 million compared to $15.4 million contributed during 2018. Contributions to the 401(k) plan and the Supplemental Profit Sharing Plan in 2018 included $5.9 million attributable to employees who transferred to Arcosa in connection with the spin-off transaction.

Benefit payments for our defined benefit plans expected to be paid during the next ten years are as follows:

Year Ending December 31,
(in millions)
2019	$23.7
2020	24.5
2021	25.4
2022	26.4
2023	27.2
2024-2028	144.7

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

Note 15. Accumulated Other Comprehensive Loss
Changes in AOCL for the years ended December 31, 2018 and 2017 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2016	$(23.7)	$(0.1)	$(89.7)	$(113.5)
Other comprehensive income (loss), net of tax, before reclassifications	1.3	(0.9)	3.6	4.0
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.7, $1.5, and $2.2	—	3.9	3.4	7.3
Less: noncontrolling interest	—	(2.6)	—	(2.6)
Other comprehensive income	1.3	0.4	7.0	8.7
Balances at December 31, 2017	(22.4)	0.3	(82.7)	(104.8)
Other comprehensive loss, net of tax, before reclassifications	—	(9.6)	(9.5)	(19.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $-, $1.1, and $1.1	—	2.3	3.6	5.9
Less: noncontrolling interest	—	(1.4)	—	(1.4)
Other comprehensive loss	—	(8.7)	(5.9)	(14.6)
Spin-off of Arcosa	21.3	—	—	21.3
Cumulative effect of adopting accounting standard (see Note 1)	(0.2)	0.1	(18.6)	(18.7)
Balances at December 31, 2018	$(1.3)	$(8.3)	$(107.2)	$(116.8)
See Note 7 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in the Consolidated Statements of Operations.

Note 16. Stock-Based Compensation
Stock Award Plans
Our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 20,150,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2018, a total of 3,520,541 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Options become exercisable in various percentages over periods ranging up to five years.
Conversion of Equity Awards Outstanding at Spin-Off Date
In connection with the Arcosa spin-off and pursuant to the anti-dilution provisions included in the Company's stock award plans, certain adjustments were made to outstanding stock-based compensation awards to Trinity employees and directors at the time of the spin-off to maintain the aggregate intrinsic value of the awards at the date of the Arcosa spin-off. Certain of these awards were converted under the shareholder method, which aligns the conversion ratio for outstanding awards with the spin-off distribution ratio set by our Board of Directors. Therefore, for every three shares of unvested Trinity restricted stock held immediately prior to the spin-off date that were converted using the shareholder method, the holder of such stock awards received an award of one share of Arcosa restricted stock.
With respect to awards that were not converted under the shareholder method, we have proportionately adjusted the number of such awards granted to Trinity employees and directors that were outstanding at the time of the Arcosa spin-off to maintain the aggregate intrinsic value of the awards at the date of the Arcosa spin-off. The conversion ratio was determined based on the volume weighted-average trading price for Trinity common stock for the five trading days before and after the Arcosa spin-off. The ratio used to adjust these awards differed insignificantly from the conversion ratio that would have resulted had the ratio been calculated based on the Trinity stock price immediately following the Arcosa spin-off. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. The adjustment to these awards did not result in any additional compensation expense, and the awards will continue to vest over their original vesting period. Additionally, we will not incur any future compensation cost related to restricted shares and restricted stock units held by Arcosa employees and directors.
Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based compensation and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. Stock-based compensation expense totaled $29.3 million, $24.6 million, and $30.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The income tax benefit related to stock-based compensation expense was $7.7 million, $14.5 million, and $14.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Stock options
Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight- line basis. Stock options generally vest over five years and have contractual terms of ten years. There were no options outstanding at December 31, 2018. All options outstanding at December 31, 2017 were exercisable.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2017	34,343	$8.12	0.9	$1.0
Granted	—	—
Exercised	(34,343)	8.12
Cancelled	—	—
Options outstanding at December 31, 2018	—	$—	0.0	$—
At December 31, 2018, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled $0.7 million, $0.5 million, and zero during the years ended December 31, 2018, 2017, and 2016, respectively.

Restricted Stock
Restricted share awards consist of restricted stock, restricted stock units, and performance units. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. Restricted stock and restricted stock units granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time or upon completion of the directors' service to the Company. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Forfeitures are recognized as reduction to expense in the period in which they occur.

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2017	6,810,381	$21.91
Granted	1,375,017	35.02
Vested	(1,231,614)	24.41
Forfeited	(692,637)	26.33
Cancelled in connection with Arcosa spin-off (1)	(1,639,283)	28.87
Spin-off adjustment for outstanding awards (2)	1,335,938	20.48
Restricted share awards outstanding at December 31, 2018 (3)	5,957,802	$21.67
(1) Includes cancellations of restricted share awards attributable to Arcosa employees that were converted to equivalent shares of Arcosa restricted stock in connection with the spin-off and cancellations of certain performance units that were converted to time-based restricted stock units at the spin-off date based on performance attainment as determined by the Human Resources Committee of Trinity's Board of Directors.
(2) Includes additional restricted stock units granted to Trinity employees to maintain the aggregate intrinsic value of awards granted prior to the spin-off and restricted stock units that were converted from performance units to time-based restricted stock units in connection with the spin-off as described above.
(3) The balance of restricted share awards outstanding at December 31, 2018 includes approximately 1.1 million restricted shares for Arcosa employees that were converted under the shareholder method. These restricted shares will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
At December 31, 2018, unrecognized compensation expense related to restricted share awards totaled $52.4 million, which will be recognized over a weighted average period of 3.6 years. The total vesting-date fair value of shares vested and released during the years ended December 31, 2018, 2017, and 2016 was $30.1 million, $50.2 million, and $47.0 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2018, 2017, and 2016 was $35.02, $28.87, and $19.06 per share, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Notes' aggregate principal amount by the average price of our common stock during the period. See Note 11 for further explanation of our Convertible Notes. Total weighted average restricted shares were 5.8 million shares, 6.4 million shares, and 6.6 million shares, for the years ended December 31, 2018, 2017, and 2016, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Year Ended December 31, 2018
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations attributable to Trinity Industries, Inc.	$105.2
Unvested restricted share participation	(2.2)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	103.0	144.0	$0.72
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	1.0
Convertible subordinated notes	—	1.4
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$103.0	146.4	$0.70

Net income from discontinued operations, net of taxes	$54.1
Unvested restricted share participation	(0.6)
Net income from discontinued operations, net of taxes – basic	53.5	144.0	$0.37
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	1.0
Convertible subordinated notes	—	1.4
Net income from discontinued operations, net of taxes – diluted	$53.5	146.4	$0.37

	Year Ended December 31, 2017
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations attributable to Trinity Industries, Inc.	$599.1
Unvested restricted share participation	(13.5)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	585.6	148.6	$3.94
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.5
Convertible subordinated notes	0.3	2.9
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$585.9	152.0	$3.85

Net income from discontinued operations, net of taxes	$103.4
Unvested restricted share participation	(1.9)
Net income from discontinued operations, net of taxes – basic	101.5	148.6	$0.68
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.5
Convertible subordinated notes	—	2.9
Net income from discontinued operations, net of taxes – diluted	$101.5	152.0	$0.67

	Year Ended December 31, 2016
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations attributable to Trinity Industries, Inc.	$182.1
Unvested restricted share participation	(5.8)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	176.3	148.4	$1.19
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	—
Convertible subordinated notes	—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$176.3	148.6	$1.19

Net income from discontinued operations, net of taxes	$161.5
Unvested restricted share participation	(3.6)
Net income from discontinued operations, net of taxes – basic	157.9	148.4	$1.06
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	—
Convertible subordinated notes	—	0.2
Net income from discontinued operations, net of taxes – diluted	$157.9	148.6	$1.06

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
On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. On October 27, 2017, Mr. Harman filed a Petition for Rehearing En Banc in the Fifth Circuit, which was denied by the Fifth Circuit on November 14, 2017. On February 12, 2018, the relator, Mr. Joshua Harman, filed a petition for certiorari with the United States Supreme Court, seeking a review of the Fifth Circuit's decision. On January 7, 2019, the United States Supreme Court denied Mr. Harman's petition for certiorari. The denial of Mr. Harman's petition ends this action.
State, county, and municipal actions
Mr. Harman has also filed thirteen separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the Nevada False Claims Act (State of Nevada ex rel. Joshua M. Harman V. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada). In each of these thirteen cases, Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in the above-referenced state qui tam cases in Indiana, Minnesota, Massachusetts, Montana, Nevada, Tennessee, Iowa and Rhode Island. The Company anticipates that the stays in the remainder of the state qui tam cases referenced above will expire or be lifted in the near term.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.

The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. On December 18, 2017, the Company and Trinity Highway Products filed a petition for permission to appeal the Order of Class Certification in the Missouri Court of Appeals for the Western District. On March 6, 2018, the Missouri Court of Appeals denied Trinity's petition for permission to appeal the Order of Class Certification. On March 15, 2018, the Company and Trinity Highway Products filed a Petition for Writ of Prohibition with the Missouri Supreme Court, seeking review of the Order of Class Certification. On May 1, 2018, the Missouri Supreme Court denied Trinity's Petition for Writ of Prohibition seeking review of the Order of Class Certification. A trial date has been scheduled in this case for April 27, 2020.

The Company believes this lawsuit is without merit and intends to vigorously defend all allegations. While the financial impacts of these state, county, and municipal actions are currently unknown, they could be material.

Based on information currently available to the Company and previously disclosed, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus in 2015, the favorable findings and conclusions published in 2015 by two joint task forces of the Federal Highway Administration and the American Association of State Highway and Transportation Officials regarding the ET Plus end terminal system, the Fifth Circuit's unanimous panel opinion reversing the $682.4 million judgment and rendering judgment in favor of the Company, and the United States Supreme Court’s subsequent denial of Mr. Harman's petition for certiorari in the FCA case, we currently do not believe that a loss is probable in any one or more of the actions described under "State, county, and municipal actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions.

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

On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending Fifth Circuit appeal. The Company anticipates that the parties will be in communication with the Court in the near term regarding the stay and further potential proceedings in this action.

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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, inclusive of our rights in indemnity and recourse to third parties of approximately $16.9 million included as receivables in Other Assets, is $23.3 million to $45.9 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Highway products litigation.” At December 31, 2018, total accruals of $29.6 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.6 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Other commitments
Non-cancelable purchase obligations amounted to $834.8 million as of December 31, 2018, of which $763.9 million is for the purchase of raw materials and components, primarily by the Rail Products Group.

Note 19. Financial Statements for Guarantors of the Senior Notes
Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Highway Products, LLC (collectively, the "Combined Guarantor Subsidiaries”).
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 11. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As discussed in Note 11, on November 1, 2018, we amended our Credit Agreement and the Supplemental Indenture governing our Senior Notes to release Trinity Marine Products, Inc., Trinity Meyer Utility Structures LLC and Trinity Structural Towers, Inc. from their obligations as guarantors for the Credit Agreement and the Senior Notes effective upon completion of the Arcosa spin-off as these businesses were transferred to Arcosa in connection with the spin-off. Additionally, upon completion of the Arcosa spin-off, the accounting requirements for reporting Arcosa as a discontinued operation were met. Accordingly, we have recast the financial information included in the tables below for all periods presented to: 1) reflect the historical balances and operating results of Arcosa as discontinued operations, 2) reclassify the historical balances and operating results of Trinity Marine Products, Inc., Trinity Meyer Utility Structures LLC and Trinity Structural Towers, Inc., who were formerly guarantor subsidiaries and whose results were previously reflected in the guarantor column, to the non-guarantor column, and 3) include Trinity Highway Products, LLC in the guarantor column.
As of December 31, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $132.9 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $5,316.2 million of equipment securing certain non-recourse debt, $67.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $116.0 million of assets located in foreign locations. As of December 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $143.0 million of restricted cash that was not available for distribution to the Parent, $3,509.1 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $119.6 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Year Ended December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,631.7	$1,291.7	$(414.3)	$2,509.1
Cost of revenues	2.0	1,395.6	988.4	(447.2)	1,938.8
Selling, engineering, and administrative expenses	141.7	107.2	47.7	—	296.6
Gains on dispositions on property	1.0	15.7	24.7	—	41.4
	142.7	1,487.1	1,011.4	(447.2)	2,194.0
Operating profit (loss)	(142.7)	144.6	280.3	32.9	315.1
Other (income) expense	(16.9)	38.1	142.3	—	163.5
Equity in earnings of subsidiaries, net of taxes	300.0	107.5	—	(407.5)	—
Income (loss) before income taxes	174.2	214.0	138.0	(374.6)	151.6
Provision (benefit) for income taxes	(1.1)	44.2	15.5	(16.0)	42.6
Income (loss) from continuing operations	175.3	169.8	122.5	(358.6)	109.0
Income (loss) from discontinued operations, net of income taxes	(16.0)	—	70.1	—	54.1
Net income (loss)	159.3	169.8	192.6	(358.6)	163.1
Net income attributable to noncontrolling interest	—	—	—	3.8	3.8
Net income (loss) attributable to controlling interest	$159.3	$169.8	$192.6	$(362.4)	$159.3

Net income (loss)	$159.3	$169.8	$192.6	$(358.6)	$163.1
Other comprehensive loss	(5.8)	(0.4)	(7.0)	—	(13.2)
Comprehensive income	153.5	169.4	185.6	(358.6)	149.9
Comprehensive income attributable to noncontrolling interest	—	—	—	5.2	5.2
Comprehensive income attributable to controlling interest	$153.5	$169.4	$185.6	$(363.8)	$144.7

Statement of Operations and Comprehensive Income
Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,649.6	$1,096.6	$(348.8)	$2,397.4
Cost of revenues	3.0	1,314.6	831.2	(373.6)	1,775.2
Selling, engineering, and administrative expenses	166.9	124.3	48.1	—	339.3
Gains on dispositions on property	1.1	71.0	13.3	—	85.4
	168.8	1,367.9	866.0	(373.6)	2,029.1
Operating profit (loss)	(168.8)	281.7	230.6	24.8	368.3
Other (income) expense	(158.6)	122.4	209.1	—	172.9
Equity in earnings of subsidiaries, net of taxes	617.1	59.3	—	(676.4)	—
Income (loss) before income taxes	606.9	218.6	21.5	(651.6)	195.4
Provision (benefit) for income taxes	(86.9)	(310.2)	5.8	(23.5)	(414.8)
Income (loss) from continuing operations	693.8	528.8	15.7	(628.1)	610.2
Income from discontinued operations, net of income taxes	8.7	—	94.7	—	103.4
Net income (loss)	702.5	528.8	110.4	(628.1)	713.6
Net income attributable to noncontrolling interest	—	—	—	11.1	11.1
Net income (loss) attributable to controlling interest	$702.5	$528.8	$110.4	$(639.2)	$702.5

Net income	$702.5	$528.8	$110.4	$(628.1)	$713.6
Other comprehensive income (loss)	8.3	0.2	2.8	—	11.3
Comprehensive income	710.8	529.0	113.2	(628.1)	724.9
Comprehensive income attributable to noncontrolling interest	—	—	—	13.7	13.7
Comprehensive income attributable to controlling interest	$710.8	$529.0	$113.2	$(641.8)	$711.2

Statement of Operations and Comprehensive Income
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,386.1	$1,152.6	$(448.9)	$3,089.8
Cost of revenues	(1.4)	1,893.8	890.7	(471.1)	2,312.0
Selling, engineering, and administrative expenses	147.6	117.5	48.8	—	313.9
Gains on dispositions on property	—	11.1	3.9	—	15.0
	146.2	2,000.2	935.6	(471.1)	2,610.9
Operating profit (loss)	(146.2)	385.9	217.0	22.2	478.9
Other (income) expense	(128.8)	109.0	188.7	—	168.9
Equity in earnings of subsidiaries, net of taxes	353.7	45.8	—	(399.5)	—
Income (loss) before income taxes	336.3	322.7	28.3	(377.3)	310.0
Provision (benefit) for income taxes	16.0	143.5	7.1	(59.8)	106.8
Income (loss) from continuing operations	320.3	179.2	21.2	(317.5)	203.2
Income from discontinued operations, net of income taxes	23.3	—	138.2	—	161.5
Net income (loss)	343.6	179.2	159.4	(317.5)	364.7
Net income attributable to noncontrolling interest	—	—	—	21.1	21.1
Net income (loss) attributable to controlling interest	$343.6	$179.2	$159.4	$(338.6)	$343.6

Net income (loss)	$343.6	$179.2	$159.4	$(317.5)	$364.7
Other comprehensive income	0.6	0.1	4.3	—	5.0
Comprehensive income (loss)	344.2	179.3	163.7	(317.5)	369.7
Comprehensive income attributable to noncontrolling interest	—	—	—	24.2	24.2
Comprehensive income (loss) attributable to controlling interest	$344.2	$179.3	$163.7	$(341.7)	$345.5

Balance Sheet
December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$154.7	$4.1	$59.1	$(38.7)	$179.2
Short-term marketable securities	—	—	—	—	—
Receivables, net of allowance	12.5	144.9	119.2	—	276.6
Income tax receivable	40.4	—	—	—	40.4
Inventory	—	448.0	77.9	(1.2)	524.7
Property, plant, and equipment, net	42.0	1,371.9	5,644.1	(723.6)	6,334.4
Investments in and advances to subsidiaries	4,557.8	3,091.7	551.1	(8,200.6)	—
Restricted cash	—	—	132.9	38.7	171.6
Goodwill and other assets	205.1	186.9	118.0	(47.7)	462.3
	$5,012.5	$5,247.5	$6,702.3	$(8,973.1)	$7,989.2
Liabilities:
Accounts payable	$8.6	$122.1	$81.8	$(0.4)	$212.1
Accrued liabilities	184.3	51.5	132.6	(0.1)	368.3
Debt	397.4	—	3,631.8	—	4,029.2
Deferred income	—	16.5	1.2	—	17.7
Deferred income taxes	—	790.5	—	(47.4)	743.1
Advances from subsidiaries	1,803.4	—	—	(1,803.4)	—
Other liabilities	56.8	—	—	—	56.8
Total stockholders' equity	2,562.0	4,266.9	2,854.9	(7,121.8)	2,562.0
	$5,012.5	$5,247.5	$6,702.3	$(8,973.1)	$7,989.2

Balance Sheet
December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$763.9	$1.6	$65.3	$(52.2)	$778.6
Short-term marketable securities	319.5	—	—	—	319.5
Receivables, net of allowance	1.1	134.5	68.8	—	204.4
Income tax receivable	24.0	—	—	—	24.0
Inventory	—	341.2	62.2	(0.6)	402.8
Property, plant, and equipment, net	47.6	2,161.1	3,865.8	(516.7)	5,557.8
Investments in and advances to subsidiaries	5,845.4	1,807.3	528.6	(8,181.3)	—
Restricted cash	—	—	143.0	52.2	195.2
Goodwill and other assets	130.7	189.8	88.6	(2.4)	406.7
Assets of discontinued operations	—	—	1,654.2	—	1,654.2
	$7,132.2	$4,635.5	$6,476.5	$(8,701.0)	$9,543.2
Liabilities:
Accounts payable	$7.2	$48.3	$64.1	$(0.1)	$119.5
Accrued liabilities	182.4	47.4	92.7	(0.6)	321.9
Debt	838.1	28.3	2,375.5	—	3,241.9
Deferred income	—	19.2	1.4	(0.1)	20.5
Deferred income taxes	54.6	675.2	—	(1.5)	728.3
Advances from subsidiaries	1,137.4	—	—	(1,137.4)	—
Liabilities of discontinued operations	—	—	198.4	—	198.4
Other liabilities	54.5	—	0.2	—	54.7
Total stockholders' equity	4,858.0	3,817.1	3,744.2	(7,561.3)	4,858.0
	$7,132.2	$4,635.5	$6,476.5	$(8,701.0)	$9,543.2

Statement of Cash Flows
Year Ended December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$159.3	$169.8	$192.6	$(358.6)	$163.1
(Income) loss from discontinued operations	16.0	—	(70.1)	—	(54.1)
Equity in earnings of subsidiaries, net of taxes	(300.0)	(107.5)	—	407.5	—
Other	(57.8)	115.2	121.8	(14.0)	165.2
Net cash provided (required) by operating activities - continuing	(182.5)	177.5	244.3	34.9	274.2
Net cash provided by operating activities - discontinued	(16.0)	—	120.9	—	104.9
Net cash provided (required) by operating activities	(198.5)	177.5	365.2	34.9	379.1
Investing activities:
(Increase) decrease in short-term marketable securities	319.5	—	—	—	319.5
Proceeds from railcar lease fleet sales owned more than one year	—	759.5	118.7	(647.7)	230.5
Proceeds from disposition of property and other assets	0.2	4.1	12.8	—	17.1
Capital expenditures – leasing	—	(807.3)	(788.7)	647.7	(948.3)
Capital expenditures – manufacturing and other	(14.5)	(13.8)	(9.0)	—	(37.3)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	7.1	—	(7.1)	—
Divestitures	—	—	—	—	—
Other	—	(1.9)	8.1	—	6.2
Net cash provided (required) by investing activities - continuing	305.2	(52.3)	(658.1)	(7.1)	(412.3)
Net cash provided by investing activities - discontinued	—	—	(78.2)	—	(78.2)
Net cash provided (required) by investing activities	305.2	(52.3)	(736.3)	(7.1)	(490.5)
Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Payments to retire debt	(647.6)	(1.8)	(238.4)	—	(887.8)
Proceeds from issuance of debt	—	—	1,206.6	—	1,206.6
Shares repurchased	(506.1)	—	—	—	(506.1)
Dividends paid to common shareholders	(77.4)	—	—	—	(77.4)
Purchase of shares to satisfy employee tax on vested stock	(12.2)	—	—	—	(12.2)
Distributions to noncontrolling interest	—	—	(10.9)	—	(10.9)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	11.0	(11.0)	—
Change in intercompany financing between entities	527.4	(120.9)	(389.7)	(16.8)	—
Other	—	—	(3.3)	—	(3.3)
Net cash provided (required) by financing activities - continuing	(715.9)	(122.7)	575.3	(27.8)	(291.1)
Cash distributions to Arcosa, Inc. in connection with the spin-off transaction	—	—	(220.5)	—	(220.5)
Net cash provided (required) by financing activities	(715.9)	(122.7)	354.8	(27.8)	(511.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(609.2)	2.5	(16.3)	—	(623.0)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$154.7	$4.1	$192.0	$—	$350.8

Statement of Cash Flows
Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income (loss)	$702.5	$528.8	$110.4	$(628.1)	$713.6
Income from discontinued operations	(8.7)	—	(94.7)	—	(103.4)
Equity in earnings of subsidiaries, net of taxes	(617.1)	(59.3)	—	676.4	—
Other	115.6	(263.8)	143.0	5.1	(0.1)
Net cash provided by operating activities - continuing	192.3	205.7	158.7	53.4	610.1
Net cash provided by operating activities - discontinued	8.7	—	142.8	—	151.5
Net cash provided by operating activities	201.0	205.7	301.5	53.4	761.6
Investing activities:
(Increase) decrease in short-term marketable securities	(84.8)	—	—	—	(84.8)
Proceeds from railcar lease fleet sales owned more than one year	—	663.3	61.3	(363.9)	360.7
Proceeds from disposition of property and other assets	—	1.4	6.4	—	7.8
Capital expenditures – leasing	—	(589.8)	(382.4)	363.9	(608.3)
Capital expenditures – manufacturing and other	(7.7)	(5.2)	(9.1)	—	(22.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	35.0	—	(35.0)	—
Other	—	—	0.3	—	0.3
Net cash provided (required) by investing activities - continuing	(92.5)	104.7	(323.5)	(35.0)	(346.3)
Net cash required by investing activities - discontinued	—	—	(126.4)	—	(126.4)
Net cash provided (required) by investing activities	(92.5)	104.7	(449.9)	(35.0)	(472.7)
Financing activities:
Payments to retire debt	—	(3.8)	(371.5)	—	(375.3)
Proceeds from issuance of debt	—	—	533.5	—	533.5
Shares repurchased	(79.4)	—	—	—	(79.4)
Dividends paid to common shareholders	(72.6)	—	—	—	(72.6)
Purchase of shares to satisfy employee tax on vested stock	(14.4)	—	—	—	(14.4)
Distributions to noncontrolling interest	—	—	(48.7)	—	(48.7)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(35.0)	35.0	—
Change in intercompany financing between entities	283.9	(310.3)	79.8	(53.4)	—
Other	—	—	0.2	—	0.2
Net cash provided (required) by financing activities	117.5	(314.1)	158.3	(18.4)	(56.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	226.0	(3.7)	9.9	—	232.2
Cash, cash equivalents, and restricted cash at beginning of period	537.9	5.3	198.4	—	741.6
Cash, cash equivalents, and restricted cash at end of period	$763.9	$1.6	$208.3	$—	$973.8

Statement of Cash Flows
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income (loss)	$343.6	$179.2	$159.4	$(317.5)	$364.7
Income from discontinued operations	(23.3)	—	(138.2)	—	(161.5)
Equity in earnings of subsidiaries, net of taxes	(353.7)	(45.8)	—	399.5	—
Other	85.4	436.5	148.6	(36.2)	634.3
Net cash provided by operating activities - continuing	52.0	569.9	169.8	45.8	837.5
Net cash provided by operating activities - discontinued	23.3	—	229.4	—	252.7
Net cash provided by operating activities	75.3	569.9	399.2	45.8	1,090.2
Investing activities:
(Increase) decrease in short-term marketable securities	(149.8)	—	—	—	(149.8)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from disposition of property and other assets	—	0.3	10.7	—	11.0
Capital expenditures – leasing	—	(798.7)	(0.4)	—	(799.1)
Capital expenditures – manufacturing and other	(18.0)	(5.8)	(25.7)	—	(49.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	17.1	—	(17.1)	—
Other	—	1.5	5.3	—	6.8
Net cash provided (required) by investing activities - continuing	(167.8)	(758.3)	0.3	(17.1)	(942.9)
Net cash required by investing activities - discontinued	—	—	(79.8)	—	(79.8)
Net cash required by investing activities	(167.8)	(758.3)	(79.5)	(17.1)	(1,022.7)
Financing activities:
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Payments to retire debt	—	(3.5)	(158.5)	—	(162.0)
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(66.7)	—	—	—	(66.7)
Purchase of shares to satisfy employee tax on vested stock	(16.3)	—	—	—	(16.3)
Distributions to noncontrolling interest	—	—	(26.4)	—	(26.4)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(17.1)	17.1	—
Change in intercompany financing between entities	(21.2)	195.3	(128.3)	(45.8)	—
Other	—	—	(2.6)	—	(2.6)
Net cash provided (required) by financing activities	(137.9)	191.8	(332.9)	(28.7)	(307.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(230.4)	3.4	(13.2)	—	(240.2)
Cash, cash equivalents, and restricted cash at beginning of period	768.3	1.9	211.6	—	981.8
Cash, cash equivalents, and restricted cash at end of period	$537.9	$5.3	$198.4	$—	$741.6

Note 20. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in millions except per share data)
Revenues:
Manufacturing	$358.9	$420.8	$379.7	$507.7
Leasing	174.3	213.2	227.2	227.3
	533.2	634.0	606.9	735.0
Operating costs:
Costs of revenues:
Manufacturing	306.5	363.4	333.5	456.4
Leasing	93.4	118.5	133.0	134.1
	399.9	481.9	466.5	590.5
Selling, engineering, and administrative expenses	73.4	75.6	75.6	72.0
Gains on disposition of property	2.2	11.5	10.4	17.3
Operating profit	62.1	88.0	75.2	89.8
Income from continuing operations before income taxes	20.9	49.8	35.2	45.7
Provision for income taxes	5.7	12.5	6.7	17.7
Income from continuing operations	15.2	37.3	28.5	28.0
Income (loss) from discontinued operations, net of income taxes	26.4	28.2	(0.2)	(0.3)
Net income	41.6	65.5	28.3	27.7
Net income attributable to Trinity Industries, Inc.	$40.2	$64.1	$27.7	$27.3

Basic earnings per common share (1):
Income from continuing operations	$0.09	$0.24	$0.19	$0.20
Income (loss) from discontinued operations	0.18	0.19	—	—
Basic net income attributable to Trinity Industries, Inc.	$0.27	$0.43	$0.19	$0.20
Diluted earnings per common share (1):
Income from continuing operations	$0.09	$0.24	$0.19	$0.19
Income (loss) from discontinued operations	0.17	0.19	—	—
Diluted net income attributable to Trinity Industries, Inc.	$0.26	$0.43	$0.19	$0.19
_________________
(1) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in millions except per share data)
Revenues:
Manufacturing	$352.0	$403.8	$380.8	$418.6
Leasing	178.6	191.9	274.9	196.8
	530.6	595.7	655.7	615.4
Operating costs:
Costs of revenues:
Manufacturing	304.2	358.6	324.2	355.8
Leasing	83.6	92.2	156.6	100.0
	387.8	450.8	480.8	455.8
Selling, engineering, and administrative expenses	79.2	85.8	85.8	88.5
Gains on disposition of property	1.0	24.0	16.0	44.4
Operating profit	64.6	83.1	105.1	115.5
Income from continuing operations before income taxes	22.4	38.8	60.2	74.0
Provision (benefit) for income taxes	3.0	16.7	23.4	(457.9)
Income from continuing operations	19.4	22.1	36.8	531.9
Income (loss) from discontinued operations, net of income taxes	32.3	31.9	31.1	8.1
Net income	51.7	54.0	67.9	540.0
Net income attributable to Trinity Industries, Inc.	$46.0	$51.1	$66.9	$538.5

Basic earnings per common share (1):
Income from continuing operations	$0.09	$0.13	$0.23	$3.51
Income (loss) from discontinued operations	0.21	0.21	0.21	0.05
Basic net income attributable to Trinity Industries, Inc.	$0.30	$0.34	$0.44	$3.56
Diluted earnings per common share (1):
Income from continuing operations	$0.09	$0.12	$0.23	$3.37
Income (loss) from discontinued operations	0.21	0.21	0.20	0.05
Diluted net income attributable to Trinity Industries, Inc.	$0.30	$0.33	$0.43	$3.42
_________________
(1) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and 2) accumulate and communicate this information to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
During the three months ended December 31, 2018, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2019 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2019 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2019 Proxy Statement.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.trin.net under the caption “Investor Relations/ Governance.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.trin.net to the extent applicable to an executive officer, principal accounting officer, controller, or director of the Company.
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2019 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2019 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2019 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2018.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	—		$—
Restricted stock units and performance units	3,375,596	(1)	$—
	3,375,596			3,520,541
Equity compensation plans not approved by security holders	—	(2)		—
Total	3,375,596			3,520,541
____________
(1) Includes 3,051,228 shares of common stock issuable upon the vesting and conversion of restricted stock units and 324,368 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2018, there were 152,786 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2019 Proxy Statement, under the caption “Executive Compensation - Compensation Discussion and Analysis - Components of Compensation - Post-employment Benefits.” At December 31, 2018, there were 78,526 stock units credited to the accounts of participants under the Supplemental Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2019 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2018 and 2017” in the Company's 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements.
See Item 8.
(2) Financial Statement Schedule.
All schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
(3) Exhibits.
See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.
Item 16. Form 10-K Summary.
None.

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

7)	Registration Statement (Form S-8, No. 333-85588),

8)	Registration Statement (Form S-8, No. 333-85590),

9)	Registration Statement (Form S-8, No. 333-114854),

10)	Registration Statement (Form S-8, No. 333-115376),

11)	Registration Statement (Form S-8, No. 333-159552),

12)	Registration Statement (Form S-8, No. 333-169452),

13)	Registration Statement (Form S-8, No. 333-183941),

14)	Registration Statement (Form S-8, No. 333-203876), and

15)	Registration Statement (Form S-8, No. 333-215067);
of our reports dated February 21, 2019 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2018.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ John L. Adams	/s/ Timothy R. Wallace
John L. Adams	Timothy R. Wallace
Director	Chairman, Chief Executive Officer, President, and Director
Dated: February 21, 2019	Dated: February 21, 2019

/s/ Brandon B. Boze
Brandon B. Boze	Principal Financial Officer:
Director
Dated: February 21, 2019	/s/ James E. Perry
James E. Perry
/s/ John J. Diez	Senior Vice President and Chief Financial Officer
John J. Diez	Dated: February 21, 2019
Director
Dated: February 21, 2019
Principal Accounting Officer:
/s/ Leldon E. Echols
Leldon E. Echols	/s/ Steven L. McDowell
Director	Steven L. McDowell
Dated: February 21, 2019	Vice President and Chief Accounting Officer
Dated: February 21, 2019
/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 21, 2019

/s/ Jean Savage
Jean Savage
Director
Dated: February 21, 2019

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 21, 2019

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(2.1)
Separation and Distribution Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 1, 2018).

(3.1)
Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., effective November 1, 2018 (filed herewith).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).
(4.2)
Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 25, 2014).

(4.2.1)
First Supplemental Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed September 25, 2014).

(4.2.2)
Second Supplemental Indenture dated March 24, 2015, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015).

(4.2.3)
Third Supplemental Indenture dated April 20, 2017, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

(4.2.4)
Fourth Supplemental Indenture dated November 1, 2018, by and among Trinity Industries, Inc., Trinity Highway Products, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.6 to our Form 8-K filed November 1, 2018).

(4.2.5)	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.2.1 and incorporated by reference to Exhibit 4.2 to our Form 8-K filed September 25, 2014).
(10.1)
Form of Change in Control Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and other senior executives (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 25, 2019).*

(10.2)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.2.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3)	Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (filed herewith).*
(10.3.1)	Amendment No. 1 to the Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as Restated Effective January 1, 2005 (filed herewith).*
(10.3.2)	Amendment No. 2 to the Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as Restated Effective January 1, 2005 (filed herewith).*
(10.4)	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*
(10.4.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*
(10.5)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.6)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).*

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.6.1)
Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.6.2)
Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.6.3)
Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.6.4)
Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.7)	Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 3, 2017).*
(10.7.1)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (filed herewith).*
(10.7.1.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (filed herewith).*
(10.7.2)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (filed herewith).*
(10.7.2.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (filed herewith).*
(10.7.3)
Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 through 2016 (incorporated by reference to Exhibit 10.10.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.7.4)	Form of Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 3, 2017).*
(10.7.5)	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).*
(10.7.6)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.7.7)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.8)
Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (filed herewith).*

(10.8.1)	Form of Transition Compensation Plan and Agreement entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (filed herewith).*
(10.9)	First Amended and Restated Trinity Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 9, 2018).*
(10.10)
Amended and Restated Credit Agreement, dated as of November 1, 2018, by and among Trinity, as borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and SunTrust Bank and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on November 1, 2018).

(10.11)
Fourth Amended and Restated Warehouse Loan Agreement dated as of March 15, 2018, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 19, 2018).

(10.12)
Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

(10.12.1)
Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII LLC (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.13)
Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.13.1)
Master Indenture dated May 24, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.18.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.14)	Board Compensation Summary Sheet (filed herewith).*
(10.15)
Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

(10.15.1)
Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

(10.16)
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, and TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.16.1)
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.21.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.17)
Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.18)	Master Indenture dated December 19, 2012, between Trinity Rail Leasing 2012 LLC and Wilmington Trust Company, as Indenture Trustee (filed herewith).
(10.18.1)	Purchase and Contribution Agreement, dated December 19, 2012, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2012 LLC (filed herewith).
(10.19)
Amended and Restated Term Loan Agreement dated as of November 8, 2018, among Trinity Rail Leasing 2017 LLC; Crédit Agricole Corporate and Investment Bank, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank National Association, as Collateral Agent, Custodian and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 15, 2018).

(10.19.1)
Purchase and Contribution Agreement dated as of May 15, 2017 among Trinity Rail Leasing Warehouse Trust and Trinity Industries Leasing Company, as Sellers, and Trinity Rail Leasing 2017 LLC as Purchaser (incorporated by reference to Exhibit 10.7.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

(10.20)	Executive Transition Agreement effective February 1, 2018 between Trinity Industries, Inc. and William A. McWhirter II (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 6, 2018).*
(10.21)	Executive Transition Agreement between Trinity Industries, Inc. and James E. Perry effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 9, 2019).*
(10.22)
Note Purchase Agreement dated June 13, 2018, among Trinity Industries Leasing Company, Trinity Rail Leasing 2018 LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, DVB Capital Markets LLC, Credit Agricole Securities (USA) Inc., and Wells Fargo Securities LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

(10.22.1)
Master Indenture dated June 20, 2018, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

(10.22.2)
Purchase and Contribution Agreement dated June 20, 2018, between Trinity Industries Leasing Company and Trinity Rail Leasing 2018 LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

(10.23)
Transition Services Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 1, 2018).

(10.24)	Tax Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 1, 2018).
(10.25)	Employee Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 1, 2018).

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.26)
Intellectual Property Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 1, 2018).

(10.27)
Master Confirmation - Uncollared Accelerated Share Repurchase, dated November 16, 2018, between Trinity Industries, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 16, 2018).

(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 98 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
* Management contracts and compensatory plan arrangements.