Form 10-Q
period 2019-03-31
TRINITY INDUSTRIES INC
filed 2019-04-25
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 18, 2019, the number of shares of common stock outstanding was 129,837,772.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues:
Manufacturing	$404.6	$358.9
Leasing	200.2	174.3
	604.8	533.2
Operating costs:
Cost of revenues:
Manufacturing	351.6	306.5
Leasing	111.8	93.4
	463.4	399.9
Selling, engineering, and administrative expenses:
Manufacturing	23.2	23.5
Leasing	12.8	12.2
Other	23.6	37.7
	59.6	73.4
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	7.9	2.1
Other	2.1	0.1
	10.0	2.2
Total operating profit	91.8	62.1
Other (income) expense:
Interest income	(1.3)	(3.9)
Interest expense	52.7	46.3
Other, net	0.3	(1.2)
	51.7	41.2
Income from continuing operations before income taxes	40.1	20.9
Provision for income taxes	8.9	5.7
Income from continuing operations	31.2	15.2
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of ($0.2) and $9.1	(1.1)	26.4
Net income	30.1	41.6
Net income (loss) attributable to noncontrolling interest	(0.5)	1.4
Net income attributable to Trinity Industries, Inc.	$30.6	$40.2

Basic earnings per common share:
Income from continuing operations	$0.24	$0.09
Income (loss) from discontinued operations	(0.01)	0.18
Basic net income attributable to Trinity Industries, Inc.	$0.23	$0.27
Diluted earnings per common share:
Income from continuing operations	$0.24	$0.09
Income (loss) from discontinued operations	(0.01)	0.17
Diluted net income attributable to Trinity Industries, Inc.	$0.23	$0.26
Weighted average number of shares outstanding:
Basic	130.4	147.4
Diluted	132.2	153.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$30.1	$41.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1.7) and $0.2	(5.5)	0.8
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $(0.4) and $0.3	0.9	1.0
Currency translation adjustment	—	(0.7)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.3 and $0.4	0.8	0.8
	(3.8)	1.9
Comprehensive income	26.3	43.5
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.3)	1.8
Comprehensive income attributable to Trinity Industries, Inc.	$26.6	$41.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$73.9	$179.2
Receivables, net of allowance	370.0	276.6
Income tax receivable	16.1	40.4
Inventories:
Raw materials and supplies	349.9	342.5
Work in process	204.1	119.3
Finished goods	64.4	62.9
	618.4	524.7
Restricted cash, including partially-owned subsidiaries of $29.0 and $36.6	114.2	171.6
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,042.3 and $2,032.0	8,723.2	8,253.4
Less accumulated depreciation, including partially-owned subsidiaries of $485.9 and $472.0	(1,976.4)	(1,919.0)
	6,746.8	6,334.4
Goodwill	208.8	208.8
Other assets	265.7	253.5
	$8,413.9	$7,989.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$197.3	$212.1
Accrued liabilities	336.3	368.3
Debt:
Recourse	647.5	397.4
Non-recourse:
Wholly-owned subsidiaries	2,513.7	2,316.6
Partially-owned subsidiaries	1,305.2	1,315.2
	4,466.4	4,029.2
Deferred income	—	17.7
Deferred income taxes	752.7	743.1
Other liabilities	96.1	56.8
	5,848.8	5,427.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.3	1.3
Capital in excess of par value	77.3	1.2
Retained earnings	2,347.9	2,326.1
Accumulated other comprehensive loss	(120.9)	(116.8)
Treasury stock	(91.1)	(1.0)
	2,214.5	2,210.8
Noncontrolling interest	350.6	351.2
	2,565.1	2,562.0
	$8,413.9	$7,989.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating activities:
Net income	$30.1	$41.6
(Income) loss from discontinued operations, net of income taxes	1.1	(26.4)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	67.5	58.2
Stock-based compensation expense	5.5	6.2
Provision for deferred income taxes	9.7	4.9
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(7.9)	(2.1)
Gains on dispositions of property and other assets	(2.1)	(0.1)
Non-cash interest expense	3.6	7.4
Other	(1.1)	1.1
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(69.1)	13.9
(Increase) decrease in inventories	(93.7)	(2.2)
(Increase) decrease in other assets	4.3	(4.7)
Increase (decrease) in accounts payable	(14.8)	8.3
Increase (decrease) in accrued liabilities	(52.8)	(34.5)
Increase (decrease) in other liabilities	(6.2)	2.2
Net cash (used in) provided by operating activities - continuing operations	(125.9)	73.8
Net cash provided by operating activities - discontinued operations	—	99.9
Net cash (used in) provided by operating activities	(125.9)	173.7

Investing activities:
(Increase) decrease in short-term marketable securities	—	98.7
Proceeds from dispositions of property and other assets	7.3	1.9
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	29.4	15.5
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $12.5 and $0	(465.0)	(318.2)
Capital expenditures – manufacturing and other	(11.5)	(8.2)
Other	1.3	0.8
Net cash used in investing activities - continuing operations	(438.5)	(209.5)
Net cash used in investing activities - discontinued operations	—	(32.0)
Net cash used in investing activities	(438.5)	(241.5)

Financing activities:
Payments to retire debt	(214.8)	(26.5)
Proceeds from issuance of debt	649.7	0.9
Shares repurchased	(15.0)	(49.3)
Dividends paid to common shareholders	(17.3)	(19.5)
Purchase of shares to satisfy employee tax on vested stock	(0.5)	(0.1)
Distributions to noncontrolling interest	(0.4)	(5.8)
Other	—	(3.0)
Net cash provided by (used in) financing activities	401.7	(103.3)
Net decrease in cash, cash equivalents, and restricted cash	(162.7)	(171.1)
Cash, cash equivalents, and restricted cash at beginning of period	350.8	973.8
Cash, cash equivalents, and restricted cash at end of period	$188.1	$802.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive (loss) income	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Other restricted share activity	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Net income	—	—	—	40.2	—	—	—	40.2	1.4	41.6
Other comprehensive income	—	—	—	—	1.5	—	—	1.5	0.4	1.9
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Shares repurchased	—	—	—	—	—	(1.5)	(50.0)	(50.0)	—	(50.0)
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5.8)	(5.8)
Other restricted share activity	—	—	3.9	—	—	(0.1)	(1.9)	2.0	—	2.0
Cumulative effect of adopting new accounting standard	—	—	—	18.7	(18.7)	—	—	—	—	—
Balances at March 31, 2018	150.9	$1.6	$492.7	$4,162.9	$(122.0)	(1.7)	$(53.5)	$4,481.7	$352.9	$4,834.6
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2019, and the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2019 presentation.
Due to seasonal and other factors, the results of operations for the three months ended March 31, 2019 may not be indicative of expected results of operations for the year ending December 31, 2019. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018.
Spin-off of Arcosa, Inc.
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., comprised primarily of Trinity’s rail-related businesses, which are leading providers of railcar products and services in North America, and (2) Arcosa, Inc. ("Arcosa"), a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax-free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction.
Upon completion of the spin-off transaction on November 1, 2018, the accounting requirements for reporting Arcosa as a discontinued operation were met. Accordingly, Arcosa's results of operations are presented as discontinued operations for all periods in this Quarterly Report on Form 10-Q. See Note 2 for further information related to the spin-off transaction.
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
Railcar Leasing and Management Services Group
In our Railcar Leasing and Management Services Group ("Leasing Group"), revenue from rentals and operating leases, including contracts that contain non-level fixed lease payments, is recognized monthly on a straight-line basis. Contingent rents are recognized when the contingency is resolved. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Revenue from servicing and management agreements is recognized as each performance period occurs.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Rail Products Group
Our railcar manufacturing business recognizes revenue when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain long-term contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are unable to estimate the final consideration until the railcar is delivered, at which time the pricing becomes fixed.

Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $10.8 million and $10.2 million as of March 31, 2019 and December 31, 2018, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2019 and the percentage of the outstanding performance obligations as of March 31, 2019 expected to be delivered during the remainder of 2019:

	Unsatisfied performance obligations at March 31, 2019
	Total Amount		Percent expected to be delivered in 2019
	(in millions)
Rail Products Group:
Products:
External Customers	$2,038.9
Leasing Group	1,213.8	(1)
	$3,252.7		59%

Maintenance Services	$77.6		100%

Railcar Leasing and Management Services Group	$107.4		17%
(1) Excluded from this amount are contractually committed orders for approximately 3,050 leased railcars valued at approximately $240.0 million that have been removed because of the financial condition of one of the Leasing Group's customer; negotiation of the consideration to be received in exchange for terminating the underlying leases is ongoing. The entire value of these contracts was planned for delivery subsequent to 2019.
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing and management agreements and are expected to be performed through 2024.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to forty years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of March 31, 2019, we had no finance leases in which we were the lessee.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019:

(in millions, except lease term and discount rate)
Consolidated Statement of Operations
Operating lease expense	$5.2
Short-term lease expense	1.4

Consolidated Balance Sheet
Right-of-use assets (1)	$44.0
Lease liabilities (2)	$45.2

Weighted average remaining lease term	4.8 years
Weighted average discount rate	4.1%

Consolidated Statement of Cash Flows
Cash flows from operating activities	$5.2
(1) Included in other assets in our Consolidated Balance Sheet
(2) Included in other liabilities in our Consolidated Balance Sheet
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining nine months of 2019	$10.4	$2.7	$13.1
2020	8.3	2.9	11.2
2021	7.6	1.6	9.2
2022	6.9	1.2	8.1
2023	4.9	0.9	5.8
Thereafter	1.7	1.9	3.6
Total lease payments	$39.8	$11.2	$51.0
Less: Present value adjustment			(5.8)
Total lease liabilities			$45.2

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The majority of our fleet operates on leases which earn fixed monthly lease payments. A portion of our fleet operates on per diem leases which earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and some include options to terminate the leases within one year with certain notice requirements. As of March 31, 2019, our sales-type finance leases and non-Leasing Group operating leases were not significant, and we had no direct finance leases.
We manage risks associated with residual values of leased railcars by investing across a diverse portfolio of railcar types, staggering lease maturities within any given railcar type, avoiding concentration of railcar type and industry, and participating in active secondary markets. Additionally, our lease agreements contain normal wear and tear return condition provisions and high mileage thresholds designed to protect the value of our residual assets. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Operating lease rental revenues included in our Consolidated Statement of Operations for the three months ended March 31, 2019 were $179.2 million, including $10.8 million derived from variable lease payments.
Future contractual minimum operating rental revenues will mature as follows (in millions):

Leasing Group
Remaining nine months of 2019	$430.9
2020	478.3
2021	358.9
2022	267.2
2023	174.4
Thereafter	312.8
Total	$2,022.5
Financial Instruments
We consider all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year.
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments including restricted cash and receivables. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. As receivables are generally unsecured, we maintain an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

Goodwill
As of both March 31, 2019 and December 31, 2018, the carrying amount of our goodwill totaled $208.8 million.
Warranties
We provide various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Beginning balance	$7.4	$10.1
Warranty costs incurred	(0.9)	(1.2)
Warranty originations and revisions	0.7	0.8
Warranty expirations	(0.1)	—
Ending balance	$7.1	$9.7
Recent Accounting Pronouncements
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, "Leases", ("ASC 842") which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.
We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements. We did not separate lease components for our leased railcars from non-lease components, which are comprised of stand-ready maintenance obligations. We did not elect the practical expedient to use hindsight in determining a lease term and impairment of right-of-use assets at the adoption date.
Upon adoption, we recognized right-of-use assets and corresponding lease liabilities of $47.0 million and $48.3 million, respectively, in our Consolidated Balance Sheet based on the present value of future minimum lease payments under operating leases for which we are the lessee. This excluded the impact of railcars that were previously under operating leases as of January 1, 2019 but which were purchased on January 14, 2019 and are now wholly-owned by our Leasing Group. Additionally, we recorded an adjustment to opening retained earnings of $17.7 million ($13.7 million, net of tax) related to the derecognition of deferred profit related to sale-leaseback transactions. Our accounting treatment under ASC 842 for leases in which we are the lessor remained substantially unchanged from our accounting treatment under ASC 840. The adoption of ASC 842 did not have a significant impact on our consolidated results of operations or cash flows.
Note 2. Discontinued Operations
On November 1, 2018, we completed the spin-off of Arcosa. Upon completion of the spin-off transaction, the accounting requirements for reporting Arcosa as a discontinued operation were met, and, accordingly, Arcosa's historical results have been reclassified to discontinued operations for the periods presented herein.
In connection with the spin-off transaction, Trinity and Arcosa entered into various agreements to effect the distribution and provide a framework for their relationship after the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, and an intellectual property matters agreement. Trinity is also party to certain commercial agreements with Arcosa entities. These agreements have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of Arcosa. The amount billed for transition services provided under the above agreements was not material to our results of operations for the three months ended March 31, 2019. As of March 31, 2019, our Consolidated Balance Sheet included a net receivable of $6.4 million from Arcosa, primarily related to the final settlement of employee-related matters, tax matters, and certain other separation-related matters contemplated in the agreements described above.
For the three months ended March 31, 2019, our net sales to Arcosa totaled $9.5 million and our purchases from Arcosa totaled $13.3 million. These transactions, which occurred pursuant to the commercial agreements described above, are reflected as third-party transactions in our Consolidated Statements of Operations. As of March 31, 2019, the accounts receivable and accounts payable balances recorded in our Consolidated Balance Sheet associated with these purchases and sales were $9.8 million and $5.2 million, respectively.
We incurred $1.0 million and $7.9 million in spin-off related transaction costs during the three months ended March 31, 2019 and 2018, respectively, of which $1.0 million and $7.4 million are included in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations. These costs primarily relate to the preparation of regulatory filings, investment banking fees, professional fees associated with various legal, accounting, and tax matters related to the spin-off, and other separation activities within the finance, tax, legal, and information technology functions.
Arcosa is a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Arcosa included within discontinued operations may not be indicative of the actual financial results of Arcosa as a stand-alone company.
The following is a summary of operating results included in income from discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$—	$310.9
Cost of revenues	0.1	242.9
Selling, engineering, and administrative expenses	1.2	31.5
Other expense	—	1.0
Income (loss) from discontinued operations before income taxes	(1.3)	35.5
Provision (benefit) for income taxes	(0.2)	9.1
Income (loss) from discontinued operations, net of income taxes	$(1.1)	$26.4

Note 3. Derivative Instruments and Fair Value Accounting
Derivative Instruments
We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 8 for a description of our debt instruments.
Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2019
	Notional Amount	Interest Rate(1)	Asset/(Liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.2)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.2	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$2.8	$3.8
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.2	$0.3
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.7)	$—
Open hedge:
2017 promissory notes - interest rate swap	$391.2	3.13%	$(19.5)	$19.4	$—

(1)	Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2019	2018
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$0.1
2018 secured railcar equipment notes	$0.1	$—	$0.2
TRIP Holdings warehouse loan	$0.5	$0.7	$2.1
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.2
2017 promissory notes - interest rate cap	$—	$—	$0.1
Open hedge:
2017 promissory notes - interest rate swap	$0.6	$—	$2.4
(1) Based on the fair value of open hedges as of March 31, 2019
Natural Gas and Diesel Fuel Derivatives
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

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are listed below.
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2019	December 31, 2018
	(in millions)
Assets:
Cash equivalents	$30.0	$124.9
Restricted cash	114.2	171.6
Total assets	$144.2	$296.5
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate hedges are valued at exit prices obtained from each counterparty. The liabilities measured as Level 2 in the fair value hierarchy are summarized below:

	Level 2
	March 31, 2019	December 31, 2018
	(in millions)
Liabilities:
Interest rate hedge (1)	$19.5	$12.9
Total liabilities	$19.5	$12.9
(1) Included in accrued liabilities in our Consolidated Balance Sheets

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2019 and December 31, 2018, we have no assets measured as Level 3 in the fair value hierarchy.
See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 4. Segment Information
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other. The All Other segment includes our highway products business; our logistics businesses; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment.
Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and are reflected in "Eliminations - Lease subsidiary" in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended March 31, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$200.2	$333.5	$71.1	$—	$—	$—	$604.8
Intersegment Revenue	0.2	270.1	15.3	—	(270.1)	(15.5)	—
Total Revenues	$200.4	$603.6	$86.4	$—	$(270.1)	$(15.5)	$604.8

Operating Profit (Loss)	$85.8	$50.6	$6.6	$(23.6)	$(27.2)	$(0.4)	$91.8

	Three Months Ended March 31, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$174.3	$292.0	$66.9	$—	$—	$—	$533.2
Intersegment Revenue	0.3	296.1	10.4	—	(296.1)	(10.7)	—
Total Revenues	$174.6	$588.1	$77.3	$—	$(296.1)	$(10.7)	$533.2

Operating Profit (Loss)	$71.1	$51.5	$5.8	$(37.7)	$(28.7)	$0.1	$62.1

Note 5. Partially-Owned Leasing Subsidiaries
Through our wholly-owned subsidiary, Trinity Industries Leasing Company (“TILC”), we formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing in North America. Each of TRIP Holdings and RIV 2013 are direct, partially-owned subsidiaries of TILC in which we have a controlling interest. Each is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of each of TRIP Holdings and RIV 2013 and, as such, has been delegated the authority, power, and discretion to take certain actions on behalf of the respective companies.
At March 31, 2019, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $188.7 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
Trinity has no obligation to guarantee performance under any of our partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL-2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL-2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL-2012 and has the potential to earn certain incentive fees. TILC and the third-party equity investors have commitments to provide additional equity funding to TRIP Holdings that are currently scheduled to expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
See Note 8 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Other Investments
In 2018, TILC acquired a 5% equity interest in an RIV fund that is managed and controlled by a third party that is also one of our RIV partners. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not required to consolidate this entity. The carrying value of our equity investment in this entity was not significant to our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	March 31, 2019
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$4.5	$—	$69.4	$73.9
Property, plant, and equipment, net	$5,406.2	$1,810.3	$369.8	$7,586.3
Net deferred profit on railcars sold to the Leasing Group				(839.5)
Consolidated property, plant, and equipment, net				$6,746.8
Restricted cash	$85.1	$29.0	$0.1	$114.2
Debt:
Recourse	$—	$—	$650.0	$650.0
Less: unamortized discount	—	—	(0.3)	(0.3)
Less: unamortized debt issuance costs	—	—	(2.2)	(2.2)
	—	—	647.5	647.5
Non-recourse	2,534.6	1,317.4	—	3,852.0
Less: unamortized discount	(2.3)	—	—	(2.3)
Less: unamortized debt issuance costs	(18.6)	(12.2)	—	(30.8)
	2,513.7	1,305.2	—	3,818.9
Total debt	$2,513.7	$1,305.2	$647.5	$4,466.4
Net deferred tax liabilities	$806.2	$1.0	$(63.3)	$743.9

	December 31, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$6.0	$—	$173.2	$179.2
Property, plant, and equipment, net	$4,976.5	$1,814.7	$370.9	$7,162.1
Net deferred profit on railcars sold to the Leasing Group				(827.7)
Consolidated property, plant, and equipment, net				$6,334.4
Restricted cash	$134.9	$36.6	$0.1	$171.6
Debt:
Recourse	$—	$—	$400.0	$400.0
Less: unamortized discount	—	—	(0.3)	(0.3)
Less: uamortized debt issuance costs	—	—	(2.3)	(2.3)
	—	—	397.4	397.4
Non-recourse	2,339.0	1,327.9	—	3,666.9
Less: unamortized discount	(2.7)	—	—	(2.7)
Less: unamortized debt issuance costs	(19.7)	(12.7)	—	(32.4)
	2,316.6	1,315.2	—	3,631.8
Total debt	$2,316.6	$1,315.2	$397.4	$4,029.2
Net deferred tax liabilities	$797.6	$1.0	$(67.0)	$731.6
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 and Note 8 for a further discussion regarding our investment in our partially-owned leasing subsidiaries and the related indebtedness. See Note 15 for a discussion of subsidiary guarantees of our 4.55% senior notes due 2024 ("Senior Notes").

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$187.1	$174.6	7.2%
Sales of railcars owned one year or less at the time of sale	13.3	—	*
Total revenues	$200.4	$174.6	14.8

Operating profit:
Leasing and management	$77.1	$69.0	11.7
Railcar sales:
Railcars owned one year or less at the time of sale	0.8	—	*
Railcars owned more than one year at the time of sale	7.9	2.1	*
Total operating profit	$85.8	$71.1	20.7
Total operating profit margin	42.8%	40.7%

Leasing and management operating profit margin	41.2%	39.5%

Selected expense information(1):
Depreciation	$54.4	$45.1	20.6
Maintenance and compliance	$27.8	$26.4	5.3
Rent	$5.5	$10.1	(45.5)
Selling, engineering, and administrative expenses	$12.8	$12.2	4.9
Interest	$46.0	$31.5	46.0
 * Not meaningful
(1) Depreciation, maintenance and compliance, rent, and selling, engineering, and administrative expenses are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profit of the Leasing Group resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
During the three months ended March 31, 2019 and 2018, the Leasing Group received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale	$13.3	$—
Railcars owned more than one year at the time of sale	29.4	15.5
	$42.7	$15.5
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases related to our wholly-owned and partially-owned subsidiaries are as follows:

	Remaining nine months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$423.0	$471.0	$353.5	$263.5	$172.9	$312.4	$1,996.3
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2019 consisted primarily of non-recourse debt. As of March 31, 2019, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $3,742.9 million which is pledged as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2019 was $1,652.6 million. See Note 8 for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,258.2 million is pledged as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $552.1 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 5 for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts is considered to be the primary beneficiary of the Trust and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, are not included as part of the Consolidated Financial Statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating lease agreements. The terms of the operating lease agreements between the subsidiaries and the remaining Trusts provided the Leasing Group with the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. On January 14, 2019, we completed the purchase for a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly owned by our Leasing Group. The future contractual minimum rental revenues associated with these railcars are included in the table above.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases related to the Leasing Group other than the leases discussed above are as follows:

	Remaining nine months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future operating lease obligations	$10.4	$8.3	$7.6	$6.9	$4.9	$1.7	$39.8
Future contractual minimum rental revenues	$7.9	$7.3	$5.4	$3.7	$1.5	$0.4	$26.2
Operating lease obligations totaling $1.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 in our 2018 Annual Report on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in millions)
Manufacturing/Corporate:
Land	$24.2	$24.2
Buildings and improvements	388.4	385.5
Machinery and other	538.2	537.2
Construction in progress	21.9	16.3
	972.7	963.2
Less accumulated depreciation	(602.9)	(592.3)
	369.8	370.9
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.8	13.5
Equipment on lease	6,401.6	5,934.8
	6,415.4	5,948.3
Less accumulated depreciation	(1,009.2)	(971.8)
	5,406.2	4,976.5
Partially-owned subsidiaries:
Equipment on lease	2,384.0	2,371.9
Less accumulated depreciation	(573.7)	(557.2)
	1,810.3	1,814.7

Deferred profit on railcars sold to the Leasing Group	(1,048.9)	(1,030.0)
Less accumulated amortization	209.4	202.3
	(839.5)	(827.7)
	$6,746.8	$6,334.4

Note 8. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$250.0	$250.0	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.3	399.7	383.0	399.7	343.7
	649.7	633.0	399.7	343.7
Less: unamortized debt issuance costs	(2.2)		(2.3)
Total recourse debt	647.5		397.4

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	126.5	131.3	133.4	138.0
2009 secured railcar equipment notes	156.6	173.1	159.7	174.0
2010 secured railcar equipment notes	254.6	263.7	257.0	264.0
2017 promissory notes	651.9	651.9	660.2	660.2
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	467.3	482.5	472.2	475.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $2.1 and $2.5	274.9	276.1	279.0	278.1
TILC warehouse facility	600.5	600.5	374.8	374.8
	2,532.3	2,579.1	2,336.3	2,364.3
Less: unamortized debt issuance costs	(18.6)		(19.7)
	2,513.7		2,316.6
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	381.7	381.3	386.2	370.9
TRIP Master Funding secured railcar equipment notes	935.7	959.0	941.7	963.0
	1,317.4	1,340.3	1,327.9	1,333.9
Less: unamortized debt issuance costs	(12.2)		(12.7)
	1,305.2		1,315.2
Total non–recourse debt	3,818.9		3,631.8
Total debt	$4,466.4	$4,552.4	$4,029.2	$4,041.9
The estimated fair value of our Senior Notes is based on a quoted market price in a market with little activity as of March 31, 2019 and December 31, 2018 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, and 2018 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2019 and December 31, 2018 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input).
Revolving Credit Facility — We have a $450.0 million unsecured corporate revolving credit facility that matures in November 2023. During the three months ended March 31, 2019, we borrowed $400.0 million and repaid $150.0 million under the revolving credit facility, with a remaining outstanding balance of $250.0 million as of March 31, 2019. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $57.5 million, leaving $142.5 million available for borrowing as of March 31, 2019. The outstanding letters of credit as of March 31, 2019 are scheduled to expire in July 2019. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate based on LIBOR or an alternate base rate at the time of the borrowing and Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and was initially set at LIBOR plus 1.25% (1.25% as of March 31, 2019). A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.175% as of March 31, 2019).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.

TILC Warehouse Loan Facility — The TILC warehouse loan facility, established to finance railcars owned by TILC, had $600.5 million in outstanding borrowings as of March 31, 2019. The entire unused facility amount of $149.5 million was available as of March 31, 2019 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 4.16% at March 31, 2019. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of our 2018 Annual Report on Form 10-K.
The remaining principal payments under existing debt agreements as of March 31, 2019, are as follows:

	Remaining nine months of 2019	2020	2021	2022	2023	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$250.0	$400.0
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	21.8	29.7	29.1	29.8	16.1	—
2009 secured railcar equipment notes	8.3	6.6	13.4	14.0	11.8	102.5
2010 secured railcar equipment notes	6.0	14.1	20.0	20.9	22.5	171.1
2017 promissory notes	24.9	33.1	33.1	33.2	33.1	494.5
2018 secured railcar equipment notes	15.0	20.0	20.0	20.0	20.0	372.5
TRIHC 2018 secured railcar equipment notes	9.8	10.9	11.9	9.3	11.6	223.5
TILC warehouse facility	13.5	18.0	18.0	3.0	—	—
Facility termination payments - TILC warehouse facility	—	—	—	548.0	—	—
TRL 2012 secured railcar equipment notes	15.9	19.3	19.9	19.6	26.2	280.8
TRIP Master Funding secured railcar equipment notes	17.9	32.9	40.4	41.8	37.0	765.7
Total principal payments	$133.1	$184.6	$205.8	$739.6	$428.3	$2,810.6
Subsequent Event — In April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes ("the TRL-2019 Secured Railcar Equipment Notes"). The TRL-2019 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019. Net proceeds received from the transaction will be used to repay approximately $347.0 million of borrowings under TILC’s secured warehouse credit facility, to repay approximately $125.0 million of borrowings under the Company’s revolving credit facility, and for general corporate purposes.
Note 9. Income Taxes
Our effective tax rates of 22.2% and 27.3% for the three months ended March 31, 2019 and 2018, respectively, differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, and tax return true-ups in foreign jurisdictions. Additionally, during the three months ended March 31, 2018, we adjusted our initial assessment of the tax effects of the 2017 Tax Cuts and Jobs Act and recorded a $0.5 million income tax benefit.
Our federal tax years remain open under statute from 2014 forward. The 2014-2017 tax years have been reviewed by the Internal Revenue Service but remain open due to tax loss carryback claims that have been filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries remain open from 2013 forward. We believe we are appropriately reserved for any potential issues.
During the three months ended March 31, 2019, we effectively settled a state tax audit resulting in a decrease in uncertain tax positions of $5.7 million. During the three months ended March 31, 2018, we increased our uncertain tax positions by $1.5 million due to state tax issues.

Note 10. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Expense Components
Service cost	$—	$—
Interest	4.9	4.5
Expected return on plan assets	(5.7)	(6.8)
Amortization of actuarial loss	1.1	1.2
Net periodic benefit cost	0.3	(1.1)
Profit sharing	2.2	2.5
Net expense	$2.5	$1.4
We contributed $0.2 million and $0.7 million to our defined benefit pension plans for the three months ended March 31, 2019 and 2018, respectively. Total contributions to our defined benefit pension plans in 2019 are expected to be approximately $1.1 million. The non-service cost components of net periodic benefit cost shown in the table above are included in the Other, net line in our Consolidated Statements of Operations.
Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the three months ended March 31, 2019 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2018	$(1.3)	$(8.3)	$(107.2)	$(116.8)
Other comprehensive loss, net of tax, before reclassifications	—	(5.5)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.3, $0.3, and $0.6	—	0.9	0.8	1.7
Less: noncontrolling interest	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	(4.9)	0.8	(4.1)
Balances at March 31, 2019	$(1.3)	$(13.2)	$(106.4)	$(120.9)
See Note 3 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in the Consolidated Statements of Operations.
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In December 2017, our Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. On November 16, 2018, we entered into an accelerated share repurchase program (the "ASR Program") to repurchase $350 million of the Company's common stock. The $350 million notional value of the ASR Program represented the entire remaining amount that was available to us under the share repurchase program that was in effect at that time. The ASR Program was completed in March 2019.
In March 2019, our Board of Directors authorized a new $350.0 million share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program is designed to meet certain IRS safe harbor guidelines associated with our spin-off of Arcosa, which was completed on November 1, 2018.

During the three months ended March 31, 2019, we repurchased 3,473,887 shares at a cost of approximately $89.0 million. This total includes 2,607,172 shares at a cost of approximately $70.0 million representing the final settlement of the ASR Program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018. As of March 31, 2019, we had a remaining authorization of $331.0 million under the new repurchase program. Certain shares of stock repurchased during March 2019, totaling $4.0 million, were cash settled in April 2019 in accordance with normal settlement practices.
During the three months ended March 31, 2018, 1,519,503 shares were repurchased at a cost of approximately $50.0 million under the prior share repurchase program.
Stock-Based Compensation
Stock-based compensation totaled approximately $5.5 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively.
Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) with respect to the three months ended March 31, 2018, the dilutive impact of our then-outstanding convertible notes due 2036 (the "Convertible Notes"), which were subsequently converted and settled in cash during the second quarter of 2018. See Note 11 of our 2018 Annual Report on Form 10-K for further information regarding the settlement of the Convertible Notes. Total weighted average restricted shares and antidilutive stock options were 5.4 million and 6.2 million shares for the three months ended March 31, 2019 and 2018, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Income from continuing operations	$31.2	$15.2
Less: Net (income) loss attributable to noncontrolling interest	0.5	(1.4)
Unvested restricted share participation - continuing operations	(0.5)	(0.4)
Net income from continuing operations attributable to Trinity Industries, Inc.	31.2	13.4
Net income (loss) from discontinued operations, net of income taxes	(1.1)	26.4
Unvested restricted share participation - discontinued operations	—	(0.3)
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(1.1)	26.1
Net income attributable to Trinity Industries, Inc.	$30.1	$39.5

Basic weighted average shares outstanding	130.4	147.4
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	1.8	0.9
Convertible subordinated notes	—	5.4
Diluted weighted average shares outstanding	132.2	153.7

Basic earnings per common share:
Income from continuing operations	$0.24	$0.09
Income (loss) from discontinued operations	(0.01)	0.18
Basic net income attributable to Trinity Industries, Inc.	$0.23	$0.27
Diluted earnings per common share:
Income from continuing operations	$0.24	$0.09
Income (loss) from discontinued operations	(0.01)	0.17
Diluted net income attributable to Trinity Industries, Inc.	$0.23	$0.26

Note 14. Contingencies
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
State, county, and municipal actions
Mr. Harman has also filed thirteen separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the Nevada False Claims Act (State of Nevada ex rel. Joshua M. Harman V. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada). In each of these cases, Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in the above-referenced state qui tam cases in Indiana, Minnesota, Massachusetts, Montana, Nevada, Tennessee, Iowa, Florida, Georgia, and Rhode Island. The Company anticipates that the stays in the remainder of the state qui tam cases referenced above will expire or be lifted in the near term.
In the Indiana state qui tam action filed by Mr. Harman (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana), the State of Indiana filed a Motion to Dismiss Plaintiff Joshua Harman’s Complaint with prejudice to Harman and without prejudice as to the State of Indiana on March 20, 2019. On March 22, 2019, Mr. Harman filed a Notice of Dismissal with prejudice of the Indiana qui tam action. On April 2, 2019, the Court entered an Order dismissing the case with prejudice to Harman and without prejudice to the State of Indiana.

In the Florida state qui tam action filed by Mr. Harman (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida), on April 12, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Florida.
In the Delaware state qui tam action filed by Mr. Harman (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County), on April 12, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Delaware.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local

Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs"). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending the Fifth Circuit appeal. On March 8, 2019, the Court ordered that Lead Plaintiffs may file an amended complaint by May 17, 2019. The Court ordered that Defendants’ deadline to answer, move against, or otherwise respond to an amended complaint is July 17, 2019.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, inclusive of our rights in indemnity and recourse to third parties of approximately $14.7 million included as receivables in Other Assets, is $20.7 million to $35.0 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Highway products litigation.” At March 31, 2019, total accruals of $23.9 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Note 15. Financial Statements for Guarantors of the Senior Notes
Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; Trinity Highway Products, LLC; and TrinityRail Maintenance Services, Inc. (collectively, the "Combined Guarantor Subsidiaries”).
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 11 of our 2018 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As discussed in Note 11 of our 2018 Annual Report on Form 10-K, on November 1, 2018, we amended our Credit Agreement and the Supplemental Indenture governing our Senior Notes to release Trinity Marine Products, Inc., Trinity Meyer Utility Structures LLC and Trinity Structural Towers, Inc. from their obligations as guarantors for the Credit Agreement and the Senior Notes effective upon completion of the Arcosa spin-off as these businesses were transferred to Arcosa in connection with the spin-off. Additionally, upon completion of the Arcosa spin-off, the accounting requirements for reporting Arcosa as a discontinued operation were met. Accordingly, we have recast the financial information included in the tables below for all periods presented to: 1) reflect the historical balances and operating results of Arcosa as discontinued operations, 2) reclassify the historical balances and operating results of Trinity Marine Products, Inc., Trinity Meyer Utility Structures LLC and Trinity Structural Towers, Inc., who were formerly guarantor subsidiaries and whose results were previously reflected in the guarantor column, to the non-guarantor column, and 3) include Trinity Highway Products, LLC in the guarantor column. Additionally, amounts previously reported have been restated to include TrinityRail Maintenance Services, Inc. as a Guarantor Subsidiary.
As of March 31, 2019, assets held by the Combined Non-Guarantor Subsidiaries included $87.2 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $5,675.2 million of equipment securing certain non-recourse debt, and $109.5 million of assets located in foreign locations. As of December 31, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $132.9 million of restricted cash that was not available for distribution to the Parent, $5,316.2 million of equipment securing certain non-recourse debt, $67.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $116.0 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$409.5	$261.0	$(65.7)	$604.8
Cost of revenues	0.9	343.5	194.0	(75.0)	463.4
Selling, engineering, and administrative expenses	20.7	26.2	12.7	—	59.6
Gains on dispositions of property	—	1.7	8.3	—	10.0
	21.6	368.0	198.4	(75.0)	513.0
Operating profit (loss)	(21.6)	41.5	62.6	9.3	91.8
Other expense	4.7	1.5	45.5	—	51.7
Equity in earnings of subsidiaries, net of taxes	54.2	15.4	5.0	(74.6)	—
Income from continuing operations before income taxes	27.9	55.4	22.1	(65.3)	40.1
Provision (benefit) for income taxes	(3.6)	12.7	1.2	(1.4)	8.9
Income from continuing operations	31.5	42.7	20.9	(63.9)	31.2
Loss from discontinued operations, net of income taxes	(0.9)	—	(0.2)	—	(1.1)
Net income	30.6	42.7	20.7	(63.9)	30.1
Net loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income attributable to controlling interest	$30.6	$42.7	$20.7	$(63.4)	$30.6

Net income	$30.6	$42.7	$20.7	$(63.9)	$30.1
Other comprehensive income (loss)	0.8	—	(4.6)	—	(3.8)
Comprehensive income	31.4	42.7	16.1	(63.9)	26.3
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.3)	(0.3)
Comprehensive income attributable to controlling interest	$31.4	$42.7	$16.1	$(63.6)	$26.6

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$374.6	$236.4	$(77.8)	$533.2
Cost of revenues	0.2	305.3	178.5	(84.1)	399.9
Selling, engineering, and administrative expenses	36.1	28.3	9.0	—	73.4
Gains on dispositions of property	0.1	1.9	0.2	—	2.2
	36.2	331.7	187.3	(84.1)	471.1
Operating profit (loss)	(36.2)	42.9	49.1	6.3	62.1
Other expense	2.8	8.0	30.4	—	41.2
Equity in earnings of subsidiaries, net of taxes	81.3	13.8	5.3	(100.4)	—
Income before income taxes	42.3	48.7	24.0	(94.1)	20.9
Provision (benefit) for income taxes	0.7	8.3	1.3	(4.6)	5.7
Income from continuing operations	41.6	40.4	22.7	(89.5)	15.2
Income (loss) from discontinued operations, net of income taxes	(1.4)	—	27.8	—	26.4
Net income	40.2	40.4	50.5	(89.5)	41.6
Net income attributable to noncontrolling interest	—	—	—	1.4	1.4
Net income attributable to controlling interest	$40.2	$40.4	$50.5	$(90.9)	$40.2

Net income	$40.2	$40.4	$50.5	$(89.5)	$41.6
Other comprehensive income	0.1	—	1.8	—	1.9
Comprehensive income	40.3	40.4	52.3	(89.5)	43.5
Comprehensive income attributable to noncontrolling interest	—	—	—	1.8	1.8
Comprehensive income attributable to controlling interest	$40.3	$40.4	$52.3	$(91.3)	$41.7

Condensed Consolidating Balance Sheet
March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$63.0	$2.9	$35.0	$(27.0)	$73.9
Receivables, net of allowance	18.5	250.0	101.5	—	370.0
Income tax receivable	16.1	—	—	—	16.1
Inventory	—	575.2	45.7	(2.5)	618.4
Property, plant, and equipment, net	40.8	1,608.5	5,806.1	(708.6)	6,746.8
Investments in and advances to subsidiaries	4,626.2	2,687.5	701.7	(8,015.4)	—
Restricted cash	—	—	87.2	27.0	114.2
Goodwill and other assets	219.0	238.5	76.2	(59.2)	474.5
	$4,983.6	$5,362.6	$6,853.4	$(8,785.7)	$8,413.9
Liabilities:
Accounts payable	$4.9	$122.2	$70.6	$(0.4)	$197.3
Accrued liabilities	152.9	46.1	141.1	(3.8)	336.3
Debt	647.5	—	3,818.9	—	4,466.4
Deferred income taxes	—	811.7	—	(59.0)	752.7
Advances from subsidiaries	1,559.7	—	—	(1,559.7)	—
Other liabilities	53.5	41.3	1.3	—	96.1
Total stockholders' equity	2,565.1	4,341.3	2,821.5	(7,162.8)	2,565.1
	$4,983.6	$5,362.6	$6,853.4	$(8,785.7)	$8,413.9

Condensed Consolidating Balance Sheet
December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$154.7	$4.1	$59.1	$(38.7)	$179.2
Receivables, net of allowance	12.5	181.8	82.3	—	276.6
Income tax receivable	40.4	—	—	—	40.4
Inventory	—	485.8	40.9	(2.0)	524.7
Property, plant, and equipment, net	42.0	1,436.3	5,579.7	(723.6)	6,334.4
Investments in and advances to subsidiaries	4,558.6	2,981.7	661.1	(8,201.4)	—
Restricted cash	—	—	132.9	38.7	171.6
Goodwill and other assets	205.1	197.9	106.8	(47.5)	462.3
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2
Liabilities:
Accounts payable	$8.6	$134.0	$69.9	$(0.4)	$212.1
Accrued liabilities	184.3	55.4	128.7	(0.1)	368.3
Debt	397.4	—	3,631.8	—	4,029.2
Deferred income	—	16.5	1.2	—	17.7
Deferred income taxes	—	790.3	—	(47.2)	743.1
Advances from subsidiaries	1,804.2	—	—	(1,804.2)	—
Other liabilities	56.8	—	—	—	56.8
Total stockholders' equity	2,562.0	4,291.4	2,831.2	(7,122.6)	2,562.0
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$30.6	$42.7	$20.7	$(63.9)	$30.1
Loss from discontinued operations	0.9	—	0.2	—	1.1
Equity in earnings of subsidiaries, net of taxes	(54.2)	(15.4)	(5.0)	74.6	—
Other	(24.2)	(184.8)	58.5	(6.6)	(157.1)
Net cash (used in) provided by operating activities	(46.9)	(157.5)	74.4	4.1	(125.9)

Investing activities:
Proceeds from railcar lease fleet sales owned more than one year	—	0.4	29.0	—	29.4
Proceeds from dispositions of property and other assets	—	—	7.3	—	7.3
Capital expenditures – leasing	—	(448.0)	(17.0)	—	(465.0)
Capital expenditures – manufacturing and other	(0.6)	(7.3)	(3.6)	—	(11.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	0.3	—	(0.3)	—
Other	—	—	1.3	—	1.3
Net cash (used in) provided by investing activities	(0.6)	(454.6)	17.0	(0.3)	(438.5)

Financing activities:
Payments to retire debt	(150.0)	—	(64.8)	—	(214.8)
Proceeds from issuance of debt	400.0	—	249.7	—	649.7
Shares repurchased	(25.0)	—	10.0	—	(15.0)
Dividends paid to common shareholders	(17.3)	—	—	—	(17.3)
Purchase of shares to satisfy employee tax on vested stock	(0.5)	—	—	—	(0.5)
Distributions to noncontrolling interest	—	—	(0.4)	—	(0.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	0.3	(0.3)	—
Change in intercompany financing between entities	(251.4)	610.9	(356.0)	(3.5)	—
Net cash provided (used in) by financing activities	(44.2)	610.9	(161.2)	(3.8)	401.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	(91.7)	(1.2)	(69.8)	—	(162.7)
Cash, cash equivalents, and restricted cash at beginning of period	154.7	4.1	192.0	—	350.8
Cash, cash equivalents, and restricted cash at end of period	$63.0	$2.9	$122.2	$—	$188.1

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$40.2	$40.4	$50.5	$(89.5)	$41.6
Income (loss) from discontinued operations	1.4	—	(27.8)	—	(26.4)
Equity in earnings of subsidiaries, net of taxes	(81.3)	(13.8)	(5.3)	100.4	—
Other	(17.2)	29.3	55.9	(9.4)	58.6
Net cash provided (used in) by operating activities - continuing operations	(56.9)	55.9	73.3	1.5	73.8
Net cash provided (used in) by operating activities - discontinued operations	(1.4)	—	101.3	—	99.9
Net cash provided (used in) by operating activities	(58.3)	55.9	174.6	1.5	173.7

Investing activities:
(Increase) decrease in short-term marketable securities	98.7	—	—	—	98.7
Proceeds from railcar lease fleet sales owned more than one year	—	15.5	—		15.5
Proceeds from dispositions of property and other assets	—	0.4	1.5	—	1.9
Capital expenditures – leasing	—	(297.2)	(21.0)		(318.2)
Capital expenditures – manufacturing and other	(1.4)	(2.9)	(3.9)	—	(8.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	3.9	—	(3.9)	—
Other	—	—	0.8	—	0.8
Net cash (used in) provided by investing activities - continuing operations	97.3	(280.3)	(22.6)	(3.9)	(209.5)
Net cash (used in) provided by investing activities - discontinued operations	—	—	(32.0)	—	(32.0)
Net cash (used in) provided by investing activities	97.3	(280.3)	(54.6)	(3.9)	(241.5)

Financing activities:
Payments to retire debt	—	(0.9)	(25.6)	—	(26.5)
Proceeds from issuance of debt	—	—	0.9	—	0.9
Shares repurchased	(49.3)	—	—	—	(49.3)
Dividends paid to common shareholders	(19.5)	—	—	—	(19.5)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interest	—	—	(5.8)	—	(5.8)
Distributions to controlling interest in partially-owned subsidiaries	—	—	3.9	(3.9)	—
Change in intercompany financing between entities	(126.3)	231.3	(111.3)	6.3	—
Other	—	—	(3.0)	—	(3.0)
Net cash (used in) provided by financing activities	(195.2)	230.4	(140.9)	2.4	(103.3)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(156.2)	6.0	(20.9)	—	(171.1)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$607.7	$7.6	$187.4	$—	$802.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2018 Annual Report on Form 10-K.
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

Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2018 Annual Report on Form 10-K.

Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") own businesses that are leading providers of railcar products and services in North America. Our rail-related businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail integrated platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services. We also own businesses engaged in the manufacturing of products used on the nation's roadways and in traffic control, as well as a logistics business that provides support services to Trinity and a variety of other industrial manufacturers.
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., comprised of Trinity’s rail-related businesses, which are leading providers of railcar products and services in North America, and (2) Arcosa, a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax-free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction. See Note 2 of the Consolidated Financial Statements for further information related to the spin-off transaction.
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
Arcosa's results of operations have been presented as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Additionally, all intersegment sales between Arcosa and us, previously recorded as intersegment sales and eliminated in consolidation prior to the Arcosa spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation.
All segment results set forth herein have been recast to present results on a comparable basis.

Executive Summary
Financial and Operational Highlights

•
Our revenues for the three months ended March 31, 2019 were $604.8 million representing an increase of 13.4%, compared to the three months ended March 31, 2018. Our operating profit for the three months ended March 31, 2019 was $91.8 million representing an increase of 47.8%, compared to the three months ended March 31, 2018.

•
The Railcar Leasing and Management Services Group (the "Leasing Group") reported additions to the wholly-owned and partially-owned lease fleet of 8,410 railcars, for a total of 101,005 railcars as of March 31, 2019, an increase of 9.1% compared to March 31, 2018.

•
For the three months ended March 31, 2019, after taking into account deferred profit on new railcar additions, modifications to the lease fleet, and the proceeds from the sales of leased railcars owned one year or less at the time of sale, we made a net investment in our lease fleet of approximately $465.0 million.

•
The Leasing Group's lease fleet of 101,005 company-owned rail cars was 98.4% utilized as of March 31, 2019, in comparison to a lease fleet utilization of 96.1% on 92,595 company-owned railcars as of March 31, 2018. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

•
The total value of the railcar backlog at March 31, 2019 was $3,252.7 million, compared to $2,140.3 million at March 31, 2018. The Rail Products Group received orders for 3,000 railcars and delivered 4,505 railcars in the three months ended March 31, 2019, in comparison to orders for 4,705 railcars and deliveries of 5,725 railcars in the three months ended March 31, 2018.

See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
Debt and Capital Allocation Updates

•
We repurchased approximately 3.5 million shares during the three months ended March 31, 2019, at a cost of approximately $89.0 million, which includes the completion of our previously announced accelerated share repurchase program.

See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.
Subsequent Events

•
In April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2049.

Cyclical Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the U.S. and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices or lower demand for certain commodities could result in a decline in customer demand for various types of railcars. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenue	$604.8	$533.2
Cost of revenues	463.4	399.9
Selling, engineering, and administrative expenses	59.6	73.4
Gains on disposition of property	10.0	2.2
Total operating profit	91.8	62.1
Interest expense, net	51.4	42.4
Other, net	0.3	(1.2)
Income from continuing operations before income taxes	40.1	20.9
Provision for income taxes	8.9	5.7
Income from continuing operations	$31.2	$15.2
Revenue

The tables below present revenue by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Revenues			Percent
	External	Intersegment	Total	Change
	($ in millions)
Railcar Leasing and Management Services Group	$200.2	$0.2	$200.4	14.8%
Rail Products Group	333.5	270.1	603.6	2.6
All Other	71.1	15.3	86.4	11.8
Segment Totals before Eliminations	604.8	285.6	890.4	6.0
Eliminations – Lease subsidiary	—	(270.1)	(270.1)
Eliminations – Other	—	(15.5)	(15.5)
Consolidated Total	$604.8	$—	$604.8	13.4

	Three Months Ended March 31, 2018
	Revenues
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$174.3	$0.3	$174.6
Rail Products Group	292.0	296.1	588.1
All Other	66.9	10.4	77.3
Segment Totals before Eliminations	533.2	306.8	840.0
Eliminations – Lease subsidiary	—	(296.1)	(296.1)
Eliminations – Other	—	(10.7)	(10.7)
Consolidated Total	$533.2	$—	$533.2

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$114.6	$103.5
Rail Products Group	553.0	536.6
All Other	79.8	71.5
Segment Totals before Eliminations and Corporate Expenses	747.4	711.6
Corporate	23.6	37.7
Eliminations – Lease subsidiary	(242.9)	(267.4)
Eliminations – Other	(15.1)	(10.8)
Consolidated Total	$513.0	$471.1
Operating Profit
Operating profit by segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$85.8	$71.1
Rail Products Group	50.6	51.5
All Other	6.6	5.8
Segment Totals before Eliminations and Corporate Expenses	143.0	128.4
Corporate	(23.6)	(37.7)
Eliminations – Lease subsidiary	(27.2)	(28.7)
Eliminations – Other	(0.4)	0.1
Consolidated Total	$91.8	$62.1
Discussion of Consolidated Results
Revenue — Our revenues for the three months ended March 31, 2019 were $604.8 million, representing an increase of $71.6 million, or 13.4%, over the prior year period. The increase in revenues resulted primarily from the Leasing Group, including higher leasing and management services revenue and a higher volume of railcars sold from our lease fleet. Additionally, revenues increased in our Rail Products Group as a result of growth in our maintenance services business and favorable pricing and product mix on external railcar sales, partly offset by lower railcar deliveries.
Cost of revenues — Our cost of revenues for the three months ended March 31, 2019 were $463.4 million, representing an increase of $63.5 million, or 15.9%, over the prior year period. The increase in cost of revenues, when compared to the previous year period, resulted primarily from higher volumes in our maintenance services business and increased depreciation expense associated with the growth of our lease fleet.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 18.8% for the three months ended March 31, 2019, when compared to the prior year period primarily due to lower litigation-related expenses and cost reductions associated with optimizing our post-spin corporate structure.
Gains on disposition of property — Gains on disposition of property increased by $7.8 million for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018 primarily due to higher sales of leased railcars.
Operating profit — Operating profit for the three months ended March 31, 2019 totaled $91.8 million, representing an increase of 47.8% from prior year period. The increase in operating profit resulted primarily from reductions in selling, engineering, and administrative expenses, and improved profitability in the Leasing Group, including higher profits from railcar sales, partially offset by production inefficiencies in our rail products business related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the upcoming period.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.

Interest expense, net — Interest expense, net for the three months ended March 31, 2019 totaled $51.4 million, compared to $42.4 million for the three months ended March 31, 2018. The increase in interest expense was driven by higher debt obligations associated with the Leasing Group and lower interest income when compared to the prior year period, partly offset by lower interest expense related to our Convertible Notes, which were retired in the second quarter of 2018.
Other, net — We reported expense in other, net of $0.3 million in the three months ended March 31, 2019, compared to income of $1.2 million during the three months ended March 31, 2018. The increase in expense was primarily due to higher net periodic benefit costs associated with our company-sponsored pension plans.
Income taxes — Our effective tax rates for the three months ended March 31, 2019 and 2018 were 22.2% and 27.3%, respectively. The effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, and tax return true-ups in foreign jurisdictions.
Income tax refunds received, net of payments, during the three months ended March 31, 2019 totaled $24.4 million. The total net income tax receivable position as of March 31, 2019 amounted to $14.6 million.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$187.1	$174.6	7.2%
Sales of railcars owned one year or less at the time of sale	13.3	—	*
Total revenues	$200.4	$174.6	14.8

Operating profit:
Leasing and management	$77.1	$69.0	11.7
Railcar sales:
Railcars owned one year or less at the time of sale	0.8	—	*
Railcars owned more than one year at the time of sale	7.9	2.1	*
Total operating profit	$85.8	$71.1	20.7
Total operating profit margin	42.8%	40.7%

Leasing and management operating profit margin:	41.2%	39.5%

Selected expense information(1):
Depreciation	$54.4	$45.1	20.6
Maintenance and compliance	$27.8	$26.4	5.3
Rent	$5.5	$10.1	(45.5)
Selling, engineering, and administrative expenses	$12.8	$12.2	4.9
Interest	$46.0	$31.5	46.0
 * Not meaningful
(1) Depreciation, maintenance and compliance, rent, and selling, engineering, and administrative expenses are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
Total revenues for the Railcar Leasing and Management Services Group increased by 14.8% for the three months ended March 31, 2019 compared to 2018. Revenues related to sales of leased railcars owned one year or less increased due to a higher volume of railcars sold from the fleet. Additionally, leasing and management revenues increased 7.2% year over year as a result of growth in the lease fleet, partially offset by lower average lease rates.
During the three months ended March 31, 2019 and 2018, the Leasing Group received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale	$13.3	$—
Railcars owned more than one year at the time of sale	29.4	15.5
	$42.7	$15.5
Operating profit increased by 20.7% for the three months ended March 31, 2019 compared to 2018 primarily due to growth in the lease fleet, higher profits from railcar sales, and lower rent expense resulting from the purchase of 6,779 railcars previously under lease which are now wholly-owned. These increases were partially offset by higher depreciation expense associated with the growth in the lease fleet. See "Liquidity and Capital Resources" below for further information regarding the leased railcar purchase.

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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	March 31, 2019	March 31, 2018
Number of railcars:
Wholly-owned	76,365	67,935
Partially-owned	24,640	24,660
	101,005	92,595
Managed (third-party owned)	21,725	26,430
	122,730	119,025
Company-owned railcars (1):
Average age in years	9.1	8.6
Average remaining lease term in years	3.5	3.4
Fleet utilization	98.4%	96.1%
(1)Company-owned railcars includes wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Rail Products	$504.0	$521.1	(3.3)%
Maintenance services	85.3	55.7	53.1
Other	14.3	11.3	26.5
Total revenues	603.6	588.1	2.6

Operating costs:
Cost of revenues	541.2	524.9	3.1
Selling, engineering, and administrative costs	11.8	11.7	0.9
Operating profit	$50.6	$51.5	(1.7)
Operating profit margin	8.4%	8.8%
Information related to our Rail Products Group backlog of railcars is summarized below:

	March 31
	2019	2018	Percent
	(in millions)		Change
External Customers	$2,038.9	$1,420.7
Leasing Group (1)	1,213.8	719.6
Total	$3,252.7	$2,140.3	52.0%

	Three Months Ended March 31,
	2019	2018	Percent
			Change
Beginning balance	30,875	22,585
Orders received	3,000	4,705
Shipments	(4,505)	(5,725)
Other adjustments (1)	(3,050)	(200)
Ending balance	26,320	21,365
Average selling price in ending backlog	$123,583	$100,178	23.4%
(1) For the three months ended March 31, 2019, the adjustment reflects the removal of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers; negotiation of the consideration to be received in exchange for terminating the underlying leases is ongoing. The entire amount removed from the backlog was planned for delivery subsequent to 2019. For the three months ended March 31, 2018, the other adjustments line reflects the removal of 200 railcars.
Revenues and cost of revenues for the Rail Products Group increased for the three months ended March 31, 2019 by 2.6% and 3.1%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the three months ended March 31, 2019 primarily resulted from the growth in our maintenance services business, favorable railcar product mix changes and pricing compared to the prior year period, partially offset by lower railcar deliveries. The cost of revenues increase was also driven by production inefficiencies within the rail products business for the three months ended March 31, 2019 related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the upcoming period.
Total backlog dollars increased by 52.0% when compared to the prior year period, primarily resulting from an increase in railcar units in the backlog. The increase is also attributable to a 23.4% higher average selling price on railcars included in backlog, driven primarily by changes to the product mix and fluctuations in steel prices. Approximately 59.0% of our railcar backlog is expected to be delivered during 2019 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease.
During the three months ended March 31, 2019, railcar shipments included sales to the Leasing Group of $248.5 million with a deferred profit of $23.9 million, representing 2,176 railcars, compared to $272.6 million with a deferred profit of $24.5 million, representing 3,227 railcars, in the comparable period in 2018.

All Other

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Revenues:
Highway Products	$61.6	$54.8	12.4%
Other	24.8	22.5	10.2
Total revenues	86.4	77.3	11.8

Operating costs:
Cost of revenues	68.4	59.7	14.6
Selling, engineering, and administrative costs	11.4	11.8	(3.4)
Operating profit	$6.6	$5.8	13.8
Revenues and cost of revenues increased for the three months ended March 31, 2019 when compared to the prior year period primarily due to increased demand and higher shipping volumes in our highway products business, as well as an increase in internal and external shipments by our logistics business.
Corporate

	Three Months Ended March 31,
	2019	2018	Percent
	($ in millions)		Change
Operating costs	$23.6	$37.7	(37.4)%
Operating costs for the three months ended March 31, 2019 decreased 37.4% compared to the three months ended March 31, 2018 primarily due to lower litigation-related expenses and cost reductions associated with optimizing our post-spin corporate structure.

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
As of March 31, 2019, we had an unrestricted cash and cash equivalents balance of $73.9 million, and $142.5 million available under our revolving credit facility. Under the TILC warehouse facility, $149.5 million was unused and available as of March 31, 2019 based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Leased Railcar Purchase — Our Leasing Group previously leased railcars from certain independent owner Trusts under operating leases, which contained an option to purchase the railcars at a predetermined fixed price in 2019. On January 14, 2019, we exercised the purchase option at a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly owned by our Leasing Group. The purchase was funded using cash on hand and borrowings available to us under our revolving credit facility.
New Share Repurchase Program — In March 2019, upon completion of our existing share repurchase program, our Board of Directors authorized a new $350.0 million share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program is designed to meet certain IRS safe harbor guidelines associated with our spin-off of Arcosa.
Increase in Quarterly Cash Dividend — In March 2019, our Board of Directors declared a 31% increase to our quarterly dividend from $0.13 per share to $0.17 per share, which will be payable on April 30, 2019 to stockholders of record as of April 15, 2019.
Cash Flows
The Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to the spin-off of Arcosa, completed on November 1, 2018. These amounts have been reclassified as discontinued operations for all periods presented.
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net cash flows from continuing operations:
Operating activities	$(125.9)	$73.8
Investing activities	(438.5)	(209.5)
Financing activities	401.7	(103.3)
Net cash flows from discontinued operations	—	67.9
Net decrease in cash, cash equivalents, and restricted cash	$(162.7)	$(171.1)
Operating Activities. Net cash used in operating activities from continuing operations for the three months ended March 31, 2019 was $125.9 million compared to net cash provided by operating activities from continuing operations of $73.8 million for the three months ended March 31, 2018. The decrease in operating activities was driven primarily by changes in our operating assets and liabilities.

	Three Months Ended March 31,
	2019	2018
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(158.5)	$7.0
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(73.8)	(24.0)
Changes in operating assets and liabilities	$(232.3)	$(17.0)

The changes in our operating assets and liabilities resulted in a net use of $232.3 million for the three months ended March 31, 2019, compared to a net use of $17.0 million for the three months ended March 31, 2018. The increase was primarily due to the build-up of work in progress inventory levels in our railcar manufacturing business.

Investing Activities. Net cash used in investing activities from continuing operations for the three months ended March 31, 2019 was $438.5 million compared to $209.5 million for the three months ended March 31, 2018.

•
Capital expenditures for the three months ended March 31, 2019 were $476.5 million, which included $477.5 million for additions to the lease fleet less $12.5 million for the cost of sold lease fleet railcars owned one year or less. This compares to $326.4 million of capital expenditures for the same period last year, which included $318.2 million for additions to the lease fleet.

•
Proceeds from the sale of property, plant, and equipment and other assets totaled $36.7 million for the three months ended March 31, 2019, including sales from the lease fleet of railcars owned more than one year at the time of sale totaling $29.4 million. This compares to $17.4 million for the same period in 2018, including sales from the lease fleet of railcars owned more than one year at the time of sale totaling $15.5 million.

•
Short-term marketable securities decreased by $98.7 million for the three months ended March 31, 2018. There were no investing activities related to short-term marketable securities during the three months ended March 31, 2019.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2019 was $401.7 million compared to $103.3 million of cash used in financing activities for the same period in 2018.

•	We borrowed $649.7 million and retired $214.8 million in debt, primarily for the purchase of leased railcars.

•	We paid $17.3 million and $19.5 million in dividends to our common stockholders during the three months ended March 31, 2019 and 2018, respectively.

•
We repurchased common stock under our authorized share repurchase programs totaling $15.0 million and $49.3 million during the three months ended March 31, 2019 and 2018, respectively. The cash outlay for shares repurchased during three months ended March 31, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during March 2019, totaling $4.0 million, were cash settled in April 2019 in accordance with normal settlement practices.

Current Debt Obligations
Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of March 31, 2019, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $57.5 million, the full amount of which is expected to expire in July 2019. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements with regard to our Leasing Group.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments from time to time to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
Contractual Obligations and Commercial Commitments
Except as described below, as of March 31, 2019, there have been no material changes to our contractual obligations from December 31, 2018:

•
We have an outstanding balance of $250.0 million as of March 31, 2019 under the revolving credit facility. Refer to Note 8 of the Consolidated Financial Statements for information regarding other changes to our outstanding debt and maturities.

•
Contractual obligations that relate to operating leases, decreased by $199.0 million for the exercise of the option to purchase 6,779 railcars previously under operating leases. We completed the purchase on January 14, 2019. See Note 1 and Note 6 of the Consolidated Financial Statements for additional information regarding our operating lease obligations.

Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2018 as set forth in Item 7A of our 2018 Annual Report on Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2019.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
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
Internal Controls over Financial Reporting
During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
The information provided in Note 14 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1, 2019 through January 31, 2019	1,052	$21.19	—	$70,005,842
February 1, 2019 through February 28, 2019	869	$25.32	—	$70,005,842
March 1, 2019 through March 31, 2019	3,496,173	$25.59	3,473,887	$331,001,020
Total	3,498,094		3,473,887
(1) These columns include the following transactions during the three months ended March 31, 2019: (i) the surrender to the Company of 22,729 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,478 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, (iii) the purchase of 2,607,172 shares of common stock associated with the completion of our accelerated stock repurchase program, and (iv) the purchase of 866,715 shares of common stock on the open market as part of our new share repurchase program.
(2) In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019, of which $70.0 million was remaining under the authorization as of December 31, 2018. During the three months ended March 31, 2019, we repurchased 2,607,172 shares under this program at a cost of approximately $70.0 million, representing the final settlement of our previously announced accelerated share repurchase program and the full utilization of the remaining authorization. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
(3)In March 2019, our Board of Directors authorized a new $350.0 million share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program is designed to meet certain IRS safe harbor guidelines associated with the spin-off of Arcosa, which was completed November 1, 2018. 866,715 shares were repurchased under the new share repurchase program during the three months ended March 31, 2019, at a cost of approximately $19.0 million. Certain shares of stock repurchased during March 2019, totaling $4.0 million, were cash settled in April 2019 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Fifth Supplemental Indenture dated April 22, 2019, by and among Trinity Industries, Inc., TrinityRail Maintenance Services, Inc., and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1	Form of Indemnification Agreement between Trinity Industries, Inc. and its directors and officers (filed herewith).
10.2
Note Purchase Agreement dated April 3, 2019, among Trinity Industries Leasing Company, Trinity Rail Leasing 2019 LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and DVB Capital Markets LLC (filed herewith).

10.2.1	Master Indenture dated April 10, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (filed herewith).
10.2.2	Purchase and Contribution Agreement dated April 10, 2019, between Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2019 LLC (filed herewith).
10.3	Supplement to Subsidiary Guaranty, dated April 22, 2019, in favor of JPMorgan Chase Bank, National Association, as administrative agent (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Melendy E. Lovett
Registrant
Melendy E. Lovett
Senior Vice President and
Chief Financial Officer
April 25, 2019