Form 10-Q
period 2019-06-30
TRINITY INDUSTRIES INC
filed 2019-07-25
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ .
Commission File Number 1-6903
(Exact name of registrant as specified in its charter)

Delaware		75-0225040
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
2525 N. Stemmons Freeway
Dallas,	Texas	75207-2401
(Address of principal executive offices)		(Zip Code)
(214) 631-4420
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TRN	New York Stock Exchange
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 18, 2019, the number of shares of common stock, $0.01 par value, outstanding was 127,874,316.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Manufacturing	$459.1	$420.8	$863.7	$779.7
Leasing	276.9	213.2	477.1	387.5
	736.0	634.0	1,340.8	1,167.2
Operating costs:
Cost of revenues:
Manufacturing	399.6	363.4	751.2	669.9
Leasing	178.9	118.5	290.7	211.9
	578.5	481.9	1,041.9	881.8
Selling, engineering, and administrative expenses:
Manufacturing	26.5	23.1	49.7	46.6
Leasing	12.7	12.6	25.5	24.8
Other	30.6	39.9	54.2	77.6
	69.8	75.6	129.4	149.0
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	18.7	9.5	26.6	11.6
Other	0.6	2.0	2.7	2.1
	19.3	11.5	29.3	13.7
Total operating profit	107.0	88.0	198.8	150.1
Other (income) expense:
Interest income	(1.6)	(3.7)	(2.9)	(7.6)
Interest expense	57.0	43.8	109.7	90.1
Other, net	(0.1)	(1.9)	0.2	(3.1)
	55.3	38.2	107.0	79.4
Income from continuing operations before income taxes	51.7	49.8	91.8	70.7
Provision for income taxes	14.1	12.5	23.0	18.2
Income from continuing operations	37.6	37.3	68.8	52.5
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.3), $8.1, $(0.5), and $17.2	(0.8)	28.2	(1.9)	54.6
Net income	36.8	65.5	66.9	107.1
Net income (loss) attributable to noncontrolling interest	0.4	1.4	(0.1)	2.8
Net income attributable to Trinity Industries, Inc.	$36.4	$64.1	$67.0	$104.3

Basic earnings per common share:
Income from continuing operations	$0.29	$0.24	$0.53	$0.33
Income (loss) from discontinued operations	(0.01)	0.19	(0.02)	0.37
Basic net income attributable to Trinity Industries, Inc.	$0.28	$0.43	$0.51	$0.70
Diluted earnings per common share:
Income from continuing operations	$0.29	$0.24	$0.52	$0.32
Income (loss) from discontinued operations	(0.01)	0.19	(0.01)	0.36
Diluted net income attributable to Trinity Industries, Inc.	$0.28	$0.43	$0.51	$0.68
Weighted average number of shares outstanding:
Basic	127.6	146.2	129.0	146.7
Diluted	129.2	147.0	130.7	150.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$36.8	$65.5	$66.9	$107.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $2.4, $0.2, $4.2, and $-	(8.0)	(0.9)	(13.5)	(0.1)
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $-, $(0.2), $(0.4), and $0.1	1.0	0.3	1.9	1.3
Currency translation adjustment	—	(0.8)	—	(1.5)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.2, $0.6, and $0.6	0.8	0.9	1.6	1.7
	(6.2)	(0.5)	(10.0)	1.4
Comprehensive income	30.6	65.0	56.9	108.5
Less: comprehensive income attributable to noncontrolling interest	0.7	1.8	0.5	3.6
Comprehensive income attributable to Trinity Industries, Inc.	$29.9	$63.2	$56.4	$104.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$102.8	$179.2
Receivables, net of allowance	351.7	276.6
Income tax receivable	21.0	40.4
Inventories:
Raw materials and supplies	333.7	342.5
Work in process	194.2	119.3
Finished goods	72.6	62.9
	600.5	524.7
Restricted cash, including partially-owned subsidiaries of $30.8 and $36.6	113.7	171.6
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,048.3 and $2,032.0	8,882.5	8,253.4
Less accumulated depreciation, including partially-owned subsidiaries of $499.8 and $472.0	(2,012.9)	(1,919.0)
	6,869.6	6,334.4
Goodwill	208.8	208.8
Other assets	307.8	253.5
	$8,575.9	$7,989.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$217.7	$212.1
Accrued liabilities	346.3	368.3
Debt:
Recourse	397.6	397.4
Non-recourse:
Wholly-owned subsidiaries	2,919.4	2,316.6
Partially-owned subsidiaries	1,298.9	1,315.2
	4,615.9	4,029.2
Deferred income	—	17.7
Deferred income taxes	769.0	743.1
Other liabilities	97.4	56.8
	6,046.3	5,427.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.3	1.3
Capital in excess of par value	—	1.2
Retained earnings	2,305.8	2,326.1
Accumulated other comprehensive loss	(127.4)	(116.8)
Treasury stock	(0.9)	(1.0)
	2,178.8	2,210.8
Noncontrolling interest	350.8	351.2
	2,529.6	2,562.0
	$8,575.9	$7,989.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Operating activities:
Net income	$66.9	$107.1
(Income) loss from discontinued operations, net of income taxes	1.9	(54.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.1	119.7
Stock-based compensation expense	13.0	14.2
Provision for deferred income taxes	22.8	19.0
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(26.6)	(11.6)
Gains on dispositions of property and other assets	(2.7)	(2.1)
Non-cash interest expense	7.2	12.6
Other	(1.9)	(0.6)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(55.7)	11.0
(Increase) decrease in inventories	(75.8)	41.9
(Increase) decrease in other assets	(33.0)	(26.8)
Increase (decrease) in accounts payable	5.6	14.4
Increase (decrease) in accrued liabilities	(51.7)	(25.9)
Increase (decrease) in other liabilities	(5.2)	1.5
Net cash provided by operating activities - continuing operations	2.9	219.8
Net cash provided by operating activities - discontinued operations	—	128.5
Net cash provided by operating activities	2.9	348.3

Investing activities:
Decrease in short-term marketable securities	—	294.5
Proceeds from dispositions of property and other assets	14.3	4.4
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	99.9	56.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $91.8 and $24.8	(690.9)	(503.2)
Capital expenditures – manufacturing and other	(34.0)	(13.5)
Other	(1.2)	1.3
Net cash used in investing activities - continuing operations	(611.9)	(160.1)
Net cash used in investing activities - discontinued operations	—	(44.3)
Net cash used in investing activities	(611.9)	(204.4)

Financing activities:
Payments to retire debt	(1,044.9)	(674.5)
Proceeds from issuance of debt	1,626.9	478.0
Shares repurchased	(59.0)	(102.2)
Dividends paid to common shareholders	(39.5)	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(7.9)	(11.3)
Distributions to noncontrolling interest	(0.9)	(10.3)
Other	—	(3.2)
Net cash provided by (used in) financing activities	474.7	(362.8)
Net decrease in cash, cash equivalents, and restricted cash	(134.3)	(218.9)
Cash, cash equivalents, and restricted cash at beginning of period	350.8	973.8
Cash, cash equivalents, and restricted cash at end of period	$216.5	$754.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive (loss) income	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Other restricted share activity	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1
Net income	—	—	—	36.4	—	—	—	36.4	0.4	36.8
Other comprehensive (loss) income	—	—	—	—	(6.5)	—	—	(6.5)	0.3	(6.2)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5	—	7.5
Shares repurchased	—	—	—	—	—	(2.1)	(44.0)	(44.0)	—	(44.0)
Other restricted share activity	0.7	—	1.0	—	—	(0.5)	(8.5)	(7.5)	—	(7.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Retirement of treasury stock	(6.1)	—	(85.8)	(56.9)	—	6.1	142.7	—	—	—
Balances at June 30, 2019	127.9	$1.3	$—	$2,305.8	$(127.4)	(0.1)	$(0.9)	$2,178.8	$350.8	$2,529.6

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Net income	—	—	—	40.2	—	—	—	40.2	1.4	41.6
Other comprehensive income	—	—	—	—	1.5	—	—	1.5	0.4	1.9
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Shares repurchased	—	—	—	—	—	(1.5)	(50.0)	(50.0)	—	(50.0)
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Other restricted share activity	—	—	3.9	—	—	(0.1)	(1.9)	2.0	—	2.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5.8)	(5.8)
Cumulative effect of adopting new accounting standard	—	—	—	18.7	(18.7)	—	—	—	—	—
Balances at March 31, 2018	150.9	$1.6	$492.7	$4,162.9	$(122.0)	(1.7)	$(53.5)	$4,481.7	$352.9	$4,834.6
Net income	—	—	—	64.1	—	—	—	64.1	1.4	65.5
Other comprehensive income	—	—	—	—	(0.9)	—	—	(0.9)	0.4	(0.5)
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.6)	—	—	—	(19.6)	—	(19.6)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0	—	8.0
Shares repurchased	—	—	—	—	—	(1.5)	(50.1)	(50.1)	—	(50.1)
Other restricted share activity	0.2	—	4.2	—	—	(0.3)	(12.8)	(8.6)	—	(8.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(4.5)	(4.5)
Retirement of treasury stock	(3.4)	—	(114.8)	—	—	3.4	114.8	—	—	—
Redemption of convertible subordinated notes	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Other	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2018	147.7	$1.5	$237.2	$4,207.4	$(122.9)	(0.1)	$(1.6)	$4,321.6	$350.2	$4,671.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2019, and the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2019 presentation.
Due to seasonal and other factors, the results of operations for the six months ended June 30, 2019 may not be indicative of expected results of operations for the year ending December 31, 2019. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018.
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
Railcar Leasing and Management Services Group
In our Railcar Leasing and Management Services Group ("Leasing Group"), revenue from rentals and operating leases, including contracts that contain non-level fixed lease payments, is recognized monthly on a straight-line basis. Leases not classified as operating leases are generally considered sales-type leases as a result of an option to purchase.
We review our operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the lessee’s payment history, the financial condition of the lessee, and business and economic conditions in the industry in which the lessee operates. In the event that the collectibility of a receivable with respect to any lessee is no longer probable, we de-recognize the revenue and related receivable and recognize future revenue only when the lessee makes a rental payment. Contingent rents are recognized when the contingency is resolved.
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $10.1 million and $10.2 million as of June 30, 2019 and December 31, 2018, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2019 and the percentage of the outstanding performance obligations as of June 30, 2019 expected to be delivered during the remainder of 2019:

	Unsatisfied performance obligations at June 30, 2019
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Rail Products Group:
Products:
External Customers	$1,892.0
Leasing Group	973.5
	$2,865.5	50%

Maintenance Services	$70.4	78%

Railcar Leasing and Management Services Group	$100.1	12%

The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing and management agreements and are expected to be performed through 2024.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to forty years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2019, we had no finance leases in which we were the lessee.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Consolidated Statement of Operations
Operating lease expense	$4.1	$9.3
Short-term lease expense	$1.2	$2.6

		June 30, 2019
Consolidated Balance Sheet
Right-of-use assets (1)		$46.2
Lease liabilities (2)		$47.2

Weighted average remaining lease term		5.0 years
Weighted average discount rate		4.1%

		Six Months Ended June 30, 2019
Consolidated Statement of Cash Flows
Cash flows from operating activities		$9.3
Right-of-use assets recognized in exchange for new lease liabilites		$4.2
(1) Included in other assets in our Consolidated Balance Sheet
(2) Included in other liabilities in our Consolidated Balance Sheet
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining six months of 2019	$5.2	$2.0	$7.2
2020	9.1	3.3	12.4
2021	8.2	1.8	10.0
2022	7.5	1.7	9.2
2023	5.5	1.4	6.9
Thereafter	3.3	3.2	6.5
Total operating lease payments	$38.8	$13.4	$52.2
Less: Present value adjustment			(5.0)
Total operating lease liabilities			$47.2

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The majority of our fleet operates on leases that earn fixed monthly lease payments. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and some include options to terminate the leases within one year with certain notice requirements. Our sales-type leases include an option for the lessee to purchase the leased railcars with certain notice. As of June 30, 2019, non-Leasing Group operating leases were not significant, and we had no direct finance leases.

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
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease revenues	$171.6	$339.9
Variable operating lease payments	10.8	21.6
Sales-type lease revenues	32.3	34.2
Interest income on sales-type lease receivables	0.3	0.3
Profit recognized at sales-type lease commencement	3.9	4.1

Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining six months of 2019	$5.3
2020	9.0
2021	24.9
2022	—
2023	—
Thereafter	—
Total	$39.2
Less: Unearned interest income	(4.7)
Net investment in sales-type leases (1)	$34.5
(1) Includes $1.1 million in receivables, net of allowance and $33.4 million other assets in our Consolidated Balance Sheet
Future contractual minimum revenues for operating leases will mature as follows (in millions):

Remaining six months of 2019	$295.6
2020	504.3
2021	390.1
2022	293.8
2023	198.6
Thereafter	355.9
Total	$2,038.3

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

Goodwill
As of both June 30, 2019 and December 31, 2018, the carrying amount of our goodwill totaled $208.8 million.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$7.1	$9.7	$7.4	$10.1
Warranty costs incurred	(0.6)	(0.6)	(1.5)	(1.8)
Warranty originations and revisions	1.9	1.1	2.6	1.9
Warranty expirations	(0.1)	0.3	(0.2)	0.3
Ending balance	$8.3	$10.5	$8.3	$10.5

Recent Accounting Pronouncements
Adopted in 2019
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
We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements. For qualifying operating leases in which we are the lessor, we do not separate lease components for our leased railcars from non-lease components, which are comprised of stand-ready maintenance obligations. We did not elect the practical expedient to use hindsight in determining a lease term and impairment of right-of-use assets at the adoption date.
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
Effective in 2020
ASU 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt ASU 2018-15 effective January 1, 2020 on a prospective basis and are currently evaluating the impact of ASU 2018-15 on our Consolidated Financial Statements.

ASU 2016-13 — In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This approach may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses", which excludes operating lease receivables from the scope of ASU 2016-13. ASU 2016-13 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2016-13 on our Consolidated Financial Statements.
Note 2. Discontinued Operations
On November 1, 2018, we completed the spin-off of Arcosa. Upon completion of the spin-off transaction, the accounting requirements for reporting Arcosa as a discontinued operation were met, and, accordingly, Arcosa's historical results have been reclassified to discontinued operations for the periods presented herein.
In connection with the spin-off transaction, Trinity and Arcosa entered into various agreements to effect the distribution and provide a framework for their relationship after the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, and an intellectual property matters agreement. Trinity is also party to certain commercial agreements with Arcosa entities. These agreements have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of Arcosa. The amount billed for transition services provided under the above agreements was not material to our results of operations for the three and six months ended June 30, 2019.
We incurred $0.8 million and $10.4 million in spin-off related transaction costs during the three months ended June 30, 2019 and 2018, respectively, of which $0.8 million and $9.0 million are included in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations. We incurred $1.8 million and $18.3 million in spin-off related transaction costs during the six months ended June 30, 2019 and 2018, respectively, of which $1.8 million and $16.4 million are included in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations. These costs primarily relate to the preparation of regulatory filings, investment banking fees, professional fees associated with various legal, accounting, and tax matters related to the spin-off, and other separation activities within the finance, tax, legal, and information technology functions.
Arcosa is a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Arcosa included within discontinued operations may not be indicative of the actual financial results of Arcosa as a stand-alone company.
The following is a summary of operating results included in income (loss) from discontinued operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$—	$320.3	$—	$631.2
Cost of revenues	—	248.0	0.1	490.9
Selling, engineering, and administrative expenses	1.1	34.9	2.3	66.4
Other expense	—	1.1	—	2.1
Income (loss) from discontinued operations before income taxes	(1.1)	36.3	(2.4)	71.8
Provision (benefit) for income taxes	(0.3)	8.1	(0.5)	17.2
Income (loss) from discontinued operations, net of income taxes	$(0.8)	$28.2	$(1.9)	$54.6

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
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2019
	Notional Amount	Interest Rate(1)	Asset/(Liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.2)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.2	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$2.6	$3.6
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.2	$0.2
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.7)	$—
Open hedge:
2017 promissory notes - interest rate swap	$586.2	2.68%	$(29.2)	$29.2	$—

(1)	Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2019	2018	2019	2018
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$—	$(0.1)	$(0.1)	$(0.1)
2018 secured railcar equipment notes	$—	$—	$0.1	$—	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.0	$1.2	$2.0
TRIP Master Funding secured railcar equipment notes	$—	$—	$0.1	$0.1	$0.2
2017 promissory notes - interest rate cap	$(0.1)	$—	$(0.1)	$—	$(0.1)
Open hedge:
2017 promissory notes - interest rate swap	$0.7	$—	$1.3	$—	$2.6
(1) Based on the fair value of open hedges as of June 30, 2019
Natural Gas and Diesel Fuel Derivatives
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
Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2019	December 31, 2018
	(in millions)
Assets:
Cash equivalents	$32.6	$124.9
Restricted cash	113.7	171.6
Total assets	$146.3	$296.5

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

	Level 2
	June 30, 2019	December 31, 2018
	(in millions)
Liabilities:
Interest rate hedge (1)	$29.2	$12.9
Total liabilities	$29.2	$12.9
(1) Included in accrued liabilities in our Consolidated Balance Sheets

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2019 and December 31, 2018, we have no assets measured as Level 3 in the fair value hierarchy.
See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 4. Segment Information
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other. The All Other segment includes our highway products business; our logistics businesses; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment.
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
The financial information for these segments is shown in the tables below. We operate principally in North America.

	Three Months Ended June 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$276.9	$383.4	$75.7	$—	$—	$—	$736.0
Intersegment Revenue	0.2	328.9	12.8	—	(328.9)	(13.0)	—
Total Revenues	$277.1	$712.3	$88.5	$—	$(328.9)	$(13.0)	$736.0

Operating Profit (Loss)	$104.8	$68.0	$6.2	$(30.6)	$(41.6)	$0.2	$107.0

	Three Months Ended June 30, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$213.2	$337.7	$83.1	$—	$—	$—	$634.0
Intersegment Revenue	0.2	228.5	9.1	—	(228.5)	(9.3)	—
Total Revenues	$213.4	$566.2	$92.2	$—	$(228.5)	$(9.3)	$634.0

Operating Profit (Loss)	$91.8	$48.5	$12.4	$(39.9)	$(24.5)	$(0.3)	$88.0

	Six Months Ended June 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$477.1	$716.9	$146.8	$—	$—	$—	$1,340.8
Intersegment Revenue	0.4	599.0	28.1	—	(599.0)	(28.5)	—
Total Revenues	$477.5	$1,315.9	$174.9	$—	$(599.0)	$(28.5)	$1,340.8

Operating Profit (Loss)	$190.6	$118.6	$12.8	$(54.2)	$(68.8)	$(0.2)	$198.8

	Six Months Ended June 30, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations - Lease Subsidiary	Eliminations - Other	Consolidated Total
External Revenue	$387.5	$629.7	$150.0	$—	$—	$—	$1,167.2
Intersegment Revenue	0.5	524.6	19.5	—	(524.6)	(20.0)	—
Total Revenues	$388.0	$1,154.3	$169.5	$—	$(524.6)	$(20.0)	$1,167.2

Operating Profit (Loss)	$162.9	$100.0	$18.2	$(77.6)	$(53.2)	$(0.2)	$150.1

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
At June 30, 2019, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $188.6 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL-2012", wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors. TILC is the contractual servicer for TRIP Master Funding and TRL-2012, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of our partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL-2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL-2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL-2012 and has the potential to earn certain incentive fees. TILC and the third-party equity investors have commitments to provide additional equity funding to TRIP Holdings that are scheduled to expire in May 2021 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
See Note 8 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Other Investments
In 2018, TILC acquired a 5% equity interest in an RIV fund that is managed and controlled by a third party that is also one of our RIV partners. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not required to consolidate this entity. The carrying value of our investment in this entity was not significant to our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	June 30, 2019
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$2.9	$—	$99.9	$102.8
Property, plant, and equipment, net	$5,550.1	$1,800.6	$380.8	$7,731.5
Net deferred profit on railcars sold to the Leasing Group				(861.9)
Consolidated property, plant, and equipment, net				$6,869.6
Restricted cash	$82.8	$30.8	$0.1	$113.7
Debt:
Recourse, net of unamortized discount of $-, $-, $0.2, and $0.2	$—	$—	$399.8	$399.8
Less: unamortized debt issuance costs	—	—	(2.2)	(2.2)
	—	—	397.6	397.6
Non-recourse, net of unamortized discount of $2.6, $-, $-, and $2.6	2,942.0	1,310.7	—	4,252.7
Less: unamortized debt issuance costs	(22.6)	(11.8)	—	(34.4)
	2,919.4	1,298.9	—	4,218.3
Total debt	$2,919.4	$1,298.9	$397.6	$4,615.9
Net deferred tax liabilities	$819.3	$1.0	$(65.7)	$754.6

	December 31, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$6.0	$—	$173.2	$179.2
Property, plant, and equipment, net	$4,976.5	$1,814.7	$370.9	$7,162.1
Net deferred profit on railcars sold to the Leasing Group				(827.7)
Consolidated property, plant, and equipment, net				$6,334.4
Restricted cash	$134.9	$36.6	$0.1	$171.6
Debt:
Recourse, net of unamortized discount of $-, $-, $0.3, and $0.3	$—	$—	$399.7	$399.7
Less: uamortized debt issuance costs	—	—	(2.3)	(2.3)
	—	—	397.4	397.4
Non-recourse, net of unamortized discount of $2.7, $-, $-, and $2.7	2,336.3	1,327.9	—	3,664.2
Less: unamortized debt issuance costs	(19.7)	(12.7)	—	(32.4)
	2,316.6	1,315.2	—	3,631.8
Total debt	$2,316.6	$1,315.2	$397.4	$4,029.2
Net deferred tax liabilities	$797.6	$1.0	$(67.0)	$731.6

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$189.4	$184.2	2.8%	$376.5	$358.8	4.9%
Sales of railcars owned one year or less at the time of sale (1)	87.7	29.2	*	101.0	29.2	*
Total revenues	$277.1	$213.4	29.9	$477.5	$388.0	23.1

Operating profit:
Leasing and management	$77.7	$77.9	(0.3)	$154.8	$146.9	5.4
Railcar sales:
Railcars owned one year or less at the time of sale	8.4	4.4	*	9.2	4.4	*
Railcars owned more than one year at the time of sale	18.7	9.5	*	26.6	11.6	*
Total operating profit	$104.8	$91.8	14.2	$190.6	$162.9	17.0
Total operating profit margin	37.8%	43.0%		39.9%	42.0%

Leasing and management operating profit margin	41.0%	42.3%		41.1%	40.9%

Selected expense information(2):
Depreciation	$57.8	$47.0	23.0	$112.2	$92.1	21.8
Maintenance and compliance	$26.5	$25.0	6.0	$54.3	$51.4	5.6
Rent	$4.3	$9.9	(56.6)	$9.8	$20.0	(51.0)
Selling, engineering, and administrative expenses	$12.7	$12.6	0.8	$25.5	$24.8	2.8
Interest	$50.4	$32.3	56.0	$96.4	$63.8	51.1
 * Not meaningful
(1)Includes revenues associated with sales-type leases of $32.3 million and $34.2 million, respectively, for the three and six months ended June 30, 2019.
(2)Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
During the six months ended June 30, 2019 and 2018, the Leasing Group recognized sales of leased railcars as follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale (1)	$101.0	$29.2
Railcars owned more than one year at the time of sale	99.9	56.4
	$200.9	$85.6

(1)Includes revenues associated with sales-type leases of $34.2 million for the six months ended June 30, 2019.
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one year and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on operating leases related to our wholly-owned and partially-owned subsidiaries are as follows:

	Remaining six months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$290.5	$496.9	$384.6	$290.0	$197.1	$355.4	$2,014.5

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2019 consisted primarily of non-recourse debt. As of June 30, 2019, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,256.3 million which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2019 was $1,285.3 million. See Note 8 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,250.8 million is pledged as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $549.8 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 5 for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts is considered to be the primary beneficiary of the Trust; and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, are not included as part of the Consolidated Financial Statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of twenty-two years, and subleased the railcars to independent third-party customers under shorter term operating lease agreements. The terms of the operating lease agreements between the subsidiaries and the remaining Trusts provided the Leasing Group with the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. On January 14, 2019, we completed the purchase for a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly-owned by our Leasing Group. The future contractual minimum rental revenues associated with these railcars are included in the table above.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases related to the Leasing Group other than the leases discussed above are as follows:

	Remaining six months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future operating lease obligations	$5.2	$9.1	$8.2	$7.5	$5.5	$3.3	$38.8
Future contractual minimum rental revenues	$5.1	$7.4	$5.5	$3.8	$1.5	$0.5	$23.8

Operating lease obligations totaling $3.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 in our 2018 Annual Report on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(in millions)
Manufacturing/Corporate:
Land	$25.5	$24.2
Buildings and improvements	388.1	385.5
Machinery and other	529.9	537.2
Construction in progress	45.1	16.3
	988.6	963.2
Less accumulated depreciation	(607.8)	(592.3)
	380.8	370.9
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.8	13.5
Equipment on lease	6,568.2	5,934.8
	6,582.0	5,948.3
Less accumulated depreciation	(1,031.9)	(971.8)
	5,550.1	4,976.5
Partially-owned subsidiaries:
Equipment on lease	2,390.7	2,371.9
Less accumulated depreciation	(590.1)	(557.2)
	1,800.6	1,814.7

Deferred profit on railcars sold to the Leasing Group	(1,078.8)	(1,030.0)
Less accumulated amortization	216.9	202.3
	(861.9)	(827.7)
	$6,869.6	$6,334.4

Note 8. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—	$—	$—
Senior notes, net of unamortized discount of $0.2 and $0.3	399.8	398.4	399.7	343.7
	399.8	398.4	399.7	343.7
Less: unamortized debt issuance costs	(2.2)		(2.3)
Total recourse debt	397.6		397.4

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	120.4	126.0	133.4	138.0
2009 secured railcar equipment notes	153.8	158.0	159.7	174.0
2010 secured railcar equipment notes	252.9	268.8	257.0	264.0
2017 promissory notes	643.6	643.6	660.2	660.2
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	462.3	485.5	472.2	475.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $2.1 and $2.5	271.6	276.6	279.0	278.1
2019 secured railcar equipment notes, net of unamortized discount of $0.3 and $-	526.3	543.3	—	—
TILC warehouse facility	511.1	511.1	374.8	374.8
	2,942.0	3,012.9	2,336.3	2,364.3
Less: unamortized debt issuance costs	(22.6)		(19.7)
	2,919.4		2,316.6
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	381.1	389.0	386.2	370.9
TRIP Master Funding secured railcar equipment notes	929.6	968.8	941.7	963.0
	1,310.7	1,357.8	1,327.9	1,333.9
Less: unamortized debt issuance costs	(11.8)		(12.7)
	1,298.9		1,315.2
Total non–recourse debt	4,218.3		3,631.8
Total debt	$4,615.9	$4,769.1	$4,029.2	$4,041.9
The estimated fair value of our Senior Notes is based on a quoted market price in a market with little activity as of June 30, 2019 and December 31, 2018 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, 2018, and 2019 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2019 and December 31, 2018 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input).
Revolving Credit Facility — We have a $450.0 million unsecured corporate revolving credit facility that matures in November 2023. During the six months ended June 30, 2019, we borrowed and repaid $550.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $35.5 million, leaving $414.5 million available for borrowing as of June 30, 2019. The outstanding letters of credit as of June 30, 2019 are scheduled to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate based on LIBOR or an alternate base rate at the time of the borrowing and Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and was initially set at LIBOR plus 1.25% (1.75% as of June 30, 2019). A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.250% as of June 30, 2019).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.

TILC Warehouse Loan Facility — The TILC warehouse loan facility was established to finance railcars owned by TILC. During the six months ended June 30, 2019, we borrowed $554.7 million and repaid $418.4 million under the TILC warehouse loan facility, with a remaining outstanding balance of $511.1 million as of June 30, 2019. The entire unused facility amount of $238.9 million was available as of June 30, 2019 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 4.03% at June 30, 2019. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
TRL-2019 — In April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Secured Railcar Equipment Notes"). The TRL-2019 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019. Net proceeds received from the transaction were used to repay approximately $347.0 million of borrowings under TILC’s secured warehouse credit facility, to repay approximately $125.0 million of borrowings under the Company’s revolving credit facility, and for general corporate purposes.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of our 2018 Annual Report on Form 10-K.
The remaining principal payments under existing debt agreements as of June 30, 2019, are as follows:

	Remaining six months of 2019	2020	2021	2022	2023	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$—	$400.0
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	15.7	29.7	29.1	29.8	16.1	—
2009 secured railcar equipment notes	5.5	6.6	13.4	14.0	11.8	102.5
2010 secured railcar equipment notes	4.3	14.1	20.0	20.9	22.5	171.1
2017 promissory notes	16.6	33.1	33.1	33.2	33.1	494.5
2018 secured railcar equipment notes	10.0	20.0	20.0	20.0	20.0	372.5
TRIHC 2018 secured railcar equipment notes	6.5	10.9	11.9	9.3	11.6	223.5
2019 secured railcar equipment notes	10.4	20.7	22.5	21.5	19.6	431.9
TILC warehouse facility	7.8	15.6	15.6	2.6	—	—
Facility termination payments - TILC warehouse facility	—	—	—	469.5	—	—
TRL 2012 secured railcar equipment notes	9.8	19.3	19.9	19.6	29.2	283.3
TRIP Master Funding secured railcar equipment notes	11.7	32.9	40.4	41.8	37.0	765.8
Total principal payments	$98.3	$202.9	$225.9	$682.2	$200.9	$3,245.1

Note 9. Income Taxes
Our effective tax rates were 27.3% and 25.1% for the three and six months ended June 30, 2019, respectively, and 25.1% and 25.7% for the three and six months ended June 30, 2018, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, excess tax benefits of equity based compensation, non-deductible executive compensation, and tax return true-ups.
Our federal tax years remain open under statute from 2014 forward. The 2014-2017 tax years have been reviewed by the Internal Revenue Service but remain open due to tax loss carryback claims that have been filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries remain open from 2013 forward. We believe we are appropriately reserved for any potential matters.
During the six months ended June 30, 2019, we effectively settled a state tax audit resulting in a decrease in uncertain tax positions of $5.7 million.
Note 10. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Expense Components
Service cost	$0.1	$0.1	$0.1	$0.1
Interest	4.9	4.6	9.8	9.1
Expected return on plan assets	(5.8)	(6.9)	(11.5)	(13.7)
Amortization of actuarial loss	1.1	1.1	2.2	2.3
Net periodic benefit cost	0.3	(1.1)	0.6	(2.2)
Profit sharing	3.0	2.5	5.2	5.0
Net expense	$3.3	$1.4	$5.8	$2.8

We had no contributions to our defined benefit pension plans for the three months ended June 30, 2019. We contributed $0.2 million to our defined benefit pension plans for the six months ended June 30, 2019. We contributed $3.0 million and $3.7 million to our defined benefit pension plans for the three and six months ended June 30, 2018, respectively. We do not expect any further contributions to our defined benefit pension plans in 2019. The non-service cost components of net periodic benefit cost shown in the table above are included in the Other, net line in our Consolidated Statements of Operations.
Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the six months ended June 30, 2019 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2018	$(1.3)	$(8.3)	$(107.2)	$(116.8)
Other comprehensive loss, net of tax, before reclassifications	—	(13.5)	—	(13.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.4, $0.6, and $1.0	—	1.9	1.6	3.5
Less: noncontrolling interest	—	(0.6)	—	(0.6)
Other comprehensive income (loss)	—	(12.2)	1.6	(10.6)
Balances at June 30, 2019	$(1.3)	$(20.5)	$(105.6)	$(127.4)

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
In March 2019, our Board of Directors authorized a new share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. The share repurchase program is designed to meet certain IRS safe harbor guidelines associated with our spin-off of Arcosa, which was completed on November 1, 2018.
During the three and six months ended June 30, 2019, we repurchased 2,133,116 and 5,607,003 shares, respectively, at a cost of approximately $44.0 million and $133.0 million, respectively. The total for the six months ended June 30, 2019 includes 2,607,172 shares at a cost of approximately $70.0 million representing the final settlement of the ASR Program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018. As of June 30, 2019, the Company had a remaining authorization to repurchase up to $287.0 million, not to exceed 10.7 million shares, of its common stock under the current repurchase program. Certain shares of stock repurchased during June 2019, totaling $4.0 million, were cash settled in July 2019 in accordance with normal settlement practices.
During the three and six months ended June 30, 2018, 1,451,171 and 2,970,674 shares, respectively, were repurchased at a cost of approximately $50.1 million and $100.1 million, respectively, under the prior share repurchase program.
Stock-Based Compensation
Stock-based compensation totaled approximately $7.5 million and $13.0 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation totaled approximately $8.0 million and $14.2 million for the three and six months ended June 30, 2018, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Expense related to restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years, or to the date on which retirement eligibility is achieved, if shorter. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Expense related to restricted stock awards granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year.
The following table summarizes stock-based compensation awards granted during the three months ended June 30, 2019:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	953,666	$22.21
Restricted stock awards	17,538	$22.24
Performance units	476,394	$22.22

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes 1) the net impact of unvested RSAs and RSUs and 2) with respect to the six months ended June 30, 2018, the dilutive impact of our then-outstanding convertible notes due 2036 (the "Convertible Notes"), which were subsequently converted and settled in cash during the second quarter of 2018. See Note 11 of our 2018 Annual Report on Form 10-K for further information regarding the settlement of the Convertible Notes. Total weighted average restricted shares were 5.6 million and 5.5 million shares for the three and six months ended June 30, 2019, respectively. Total weighted average restricted shares were 6.0 million and 5.9 million shares for the three and six months ended June 30, 2018, respectively. Approximately 0.6 million of these shares were excluded from the EPS calculation for the three months ended June 30, 2019 as their effect would have been antidilutive. There were no antidilutive restrictive shares or stock options for the six months ended June 30, 2019 or the three and six months ended June 30, 2018.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Income from continuing operations	$37.6	$37.3	$68.8	$52.5
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	(1.4)	0.1	(2.8)
Unvested restricted share participation - continuing operations	(0.3)	(0.8)	(0.9)	(1.3)
Net income from continuing operations attributable to Trinity Industries, Inc.	36.9	35.1	68.0	48.4
Net income (loss) from discontinued operations, net of income taxes	(0.8)	28.2	(1.9)	54.6
Unvested restricted share participation - discontinued operations	—	(0.3)	—	(0.6)
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(0.8)	27.9	(1.9)	54.0
Net income attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$36.1	$63.0	$66.1	$102.4

Basic weighted average shares outstanding	127.6	146.2	129.0	146.7
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	1.6	0.8	1.7	0.8
Convertible subordinated notes	—	—	—	2.7
Diluted weighted average shares outstanding	129.2	147.0	130.7	150.2

Basic earnings per common share:
Income from continuing operations	$0.29	$0.24	$0.53	$0.33
Income (loss) from discontinued operations	(0.01)	0.19	(0.02)	0.37
Basic net income attributable to Trinity Industries, Inc.	$0.28	$0.43	$0.51	$0.70
Diluted earnings per common share:
Income from continuing operations	$0.29	$0.24	$0.52	$0.32
Income (loss) from discontinued operations	(0.01)	0.19	(0.01)	0.36
Diluted net income attributable to Trinity Industries, Inc.	$0.28	$0.43	$0.51	$0.68

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
On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. On October 27, 2017, Mr. Harman filed a Petition for Rehearing En Banc in the Fifth Circuit, which was denied by the Fifth Circuit on November 14, 2017. On February 12, 2018, Mr. Harman, filed a petition for certiorari with the United States Supreme Court, seeking a review of the Fifth Circuit's decision. On January 7, 2019, the United States Supreme Court denied Mr. Harman's petition for certiorari. The denial of Mr. Harman's petition ends this action.
State, county, and municipal actions
Mr. Harman also filed thirteen separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the Nevada False Claims Act (State of Nevada ex rel. Joshua M. Harman V. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in all of the above-referenced state qui tam cases except Virginia.
As previously reported, the state qui tam actions filed by Mr. Harman in Indiana, Florida, and Delaware were dismissed earlier this year.
In the Iowa state qui tam action filed by Mr. Harman (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County), on May 7, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Iowa. On May 8, 2019, the Court entered an Order dismissing the case.

In the Montana state qui tam action filed by Mr. Harman (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County), on May 21, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Montana. On May 22, 2019, the Court entered an Order dismissing the case.
In the Rhode Island state qui tam action filed by Mr. Harman (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations), on May 14, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Rhode Island. On June 19, 2019, the Court entered an Order dismissing the case.
In the Nevada state qui tam action filed by Mr. Harman (State of Nevada ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. A-14-699028-C, in the District Court for Clark County, Nevada), on May 28, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Nevada. On May 31, 2019, the Court entered an Order dismissing the case.
In the Minnesota state qui tam action filed by Mr. Harman (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota), on June 12, 2019, Mr. Harman filed a Notice of Dismissal with prejudice as to Mr. Harman and without prejudice as to the State of Minnesota. On June 14, 2019, the Court entered an Order dismissing the case.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs"). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant's motion to stay and administratively close proceedings pending the Fifth Circuit appeal. Following the conclusion of the appeal, the Court entered orders regarding the schedule for filing Lead Plaintiffs’ amended complaint and Defendants’ motion to dismiss an amended complaint. The parties have reached an agreement in principle to settle all claims in this case without any admission of liability or fault for $7.5 million. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged by Lead Plaintiffs in this case. The settlement is subject to completion of a formal stipulation of settlement and final court approval. Lead Plaintiffs will file a motion for preliminary approval of the settlement once the stipulation of settlement has been executed. During the three months ended June 30, 2019, we accrued a $2.5 million charge for these claims, net of insurance recoveries, which is included in the amounts described below under "Other matters".
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $24.5 million to $41.0 million, which includes our rights in indemnity and recourse to third parties of approximately $19.0 million, which is recorded in Other Assets on our Consolidated Balance Sheet. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation” and the settlement described above in the section titled "Shareholder class actions." At June 30, 2019, total accruals of $29.2 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.5 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
As of June 30, 2019, assets held by the Combined Non-Guarantor Subsidiaries included $88.3 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,221.3 million of equipment securing certain non-recourse debt, and $124.1 million of assets located in foreign locations. As of December 31, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $132.9 million of restricted cash that was not available for distribution to the Parent, $5,316.2 million of equipment securing certain non-recourse debt, $67.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $116.0 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$516.9	$280.8	$(61.7)	$736.0
Cost of revenues	0.3	435.8	215.6	(73.2)	578.5
Selling, engineering, and administrative expenses	26.6	27.2	16.0	—	69.8
Gains on dispositions of property	—	7.4	11.9	—	19.3
	26.9	455.6	219.7	(73.2)	629.0
Operating profit (loss)	(26.9)	61.3	61.1	11.5	107.0
Other expense	(4.1)	8.3	51.1	—	55.3
Equity in earnings of subsidiaries, net of taxes	65.6	10.6	6.6	(82.8)	—
Income from continuing operations before income taxes	42.8	63.6	16.6	(71.3)	51.7
Provision (benefit) for income taxes	5.7	12.7	1.1	(5.4)	14.1
Income from continuing operations	37.1	50.9	15.5	(65.9)	37.6
Loss from discontinued operations, net of income taxes	(0.7)	—	(0.1)	—	(0.8)
Net income	36.4	50.9	15.4	(65.9)	36.8
Net income attributable to noncontrolling interest	—	—	—	0.4	0.4
Net income attributable to controlling interest	$36.4	$50.9	$15.4	$(66.3)	$36.4

Net income	$36.4	$50.9	$15.4	$(65.9)	$36.8
Other comprehensive income (loss)	0.8	—	(7.0)	—	(6.2)
Comprehensive income	37.2	50.9	8.4	(65.9)	30.6
Comprehensive income attributable to noncontrolling interest	—	—	—	0.7	0.7
Comprehensive income attributable to controlling interest	$37.2	$50.9	$8.4	$(66.6)	$29.9

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$465.0	$224.5	$(55.5)	$634.0
Cost of revenues	0.5	384.2	159.3	(62.1)	481.9
Selling, engineering, and administrative expenses	38.2	27.4	10.0	—	75.6
Gains on dispositions of property	1.3	13.8	(3.6)	—	11.5
	37.4	397.8	172.9	(62.1)	546.0
Operating profit (loss)	(37.4)	67.2	51.6	6.6	88.0
Other expense	(0.3)	7.8	30.7	—	38.2
Equity in earnings of subsidiaries, net of taxes	102.6	13.4	7.6	(123.6)	—
Income before income taxes	65.5	72.8	28.5	(117.0)	49.8
Provision (benefit) for income taxes	(1.7)	16.7	2.9	(5.4)	12.5
Income from continuing operations	67.2	56.1	25.6	(111.6)	37.3
Income (loss) from discontinued operations, net of income taxes	(3.1)	—	31.3	—	28.2
Net income	64.1	56.1	56.9	(111.6)	65.5
Net income attributable to noncontrolling interest	—	—	—	1.4	1.4
Net income attributable to controlling interest	$64.1	$56.1	$56.9	$(113.0)	$64.1

Net income	$64.1	$56.1	$56.9	$(111.6)	$65.5
Other comprehensive income (loss)	0.3	—	(0.8)	—	(0.5)
Comprehensive income	64.4	56.1	56.1	(111.6)	65.0
Comprehensive income attributable to noncontrolling interest	—	—	—	1.8	1.8
Comprehensive income attributable to controlling interest	$64.4	$56.1	$56.1	$(113.4)	$63.2

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$926.4	$541.8	$(127.4)	$1,340.8
Cost of revenues	1.2	779.3	409.6	(148.2)	1,041.9
Selling, engineering, and administrative expenses	47.3	53.4	28.7	—	129.4
Gains on dispositions of property	—	9.1	20.2	—	29.3
	48.5	823.6	418.1	(148.2)	1,142.0
Operating profit (loss)	(48.5)	102.8	123.7	20.8	198.8
Other expense	0.6	9.8	96.6	—	107.0
Equity in earnings of subsidiaries, net of taxes	119.8	26.0	11.6	(157.4)	—
Income from continuing operations before income taxes	70.7	119.0	38.7	(136.6)	91.8
Provision (benefit) for income taxes	2.1	25.4	2.3	(6.8)	23.0
Income from continuing operations	68.6	93.6	36.4	(129.8)	68.8
Loss from discontinued operations, net of income taxes	(1.6)	—	(0.3)	—	(1.9)
Net income	67.0	93.6	36.1	(129.8)	66.9
Net loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income attributable to controlling interest	$67.0	$93.6	$36.1	$(129.7)	$67.0

Net income	$67.0	$93.6	$36.1	$(129.8)	$66.9
Other comprehensive income (loss)	1.6	—	(11.6)	—	(10.0)
Comprehensive income	68.6	93.6	24.5	(129.8)	56.9
Comprehensive income attributable to noncontrolling interest	—	—	—	0.5	0.5
Comprehensive income attributable to controlling interest	$68.6	$93.6	$24.5	$(130.3)	$56.4

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$839.6	$460.9	$(133.3)	$1,167.2
Cost of revenues	0.7	689.5	337.8	(146.2)	881.8
Selling, engineering, and administrative expenses	74.3	55.7	19.0	—	149.0
Gains on dispositions of property	1.4	15.7	(3.4)	—	13.7
	73.6	729.5	360.2	(146.2)	1,017.1
Operating profit (loss)	(73.6)	110.1	100.7	12.9	150.1
Other expense	2.5	15.8	61.1	—	79.4
Equity in earnings of subsidiaries, net of taxes	183.9	27.2	12.9	(224.0)	—
Income from continuing operations before income taxes	107.8	121.5	52.5	(211.1)	70.7
Provision (benefit) for income taxes	(1.0)	25.0	4.2	(10.0)	18.2
Income from continuing operations	108.8	96.5	48.3	(201.1)	52.5
Income (loss) from discontinued operations, net of income taxes	(4.5)	—	59.1	—	54.6
Net income	104.3	96.5	107.4	(201.1)	107.1
Net income attributable to noncontrolling interest	—	—	—	2.8	2.8
Net income attributable to controlling interest	$104.3	$96.5	$107.4	$(203.9)	$104.3

Net income	$104.3	$96.5	$107.4	$(201.1)	$107.1
Other comprehensive income	0.4	—	1.0	—	1.4
Comprehensive income	104.7	96.5	108.4	(201.1)	108.5
Comprehensive income attributable to noncontrolling interest	—	—	—	3.6	3.6
Comprehensive income attributable to controlling interest	$104.7	$96.5	$108.4	$(204.7)	$104.9

Condensed Consolidating Balance Sheet
June 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$93.3	$—	$34.9	$(25.4)	$102.8
Receivables, net of allowance	3.5	253.2	95.0	—	351.7
Income tax receivable	21.0	—	—	—	21.0
Inventory	—	554.5	46.1	(0.1)	600.5
Property, plant, and equipment, net	43.1	1,284.3	6,344.7	(802.5)	6,869.6
Investments in and advances to subsidiaries	4,661.5	3,075.1	426.3	(8,162.9)	—
Restricted cash	—	—	88.3	25.4	113.7
Goodwill and other assets	229.4	275.5	67.3	(55.6)	516.6
	$5,051.8	$5,442.6	$7,102.6	$(9,021.1)	$8,575.9
Liabilities:
Accounts payable	$9.4	$137.2	$71.7	$(0.6)	$217.7
Accrued liabilities	156.9	53.3	140.3	(4.2)	346.3
Debt	397.6	—	4,218.3	—	4,615.9
Deferred income taxes	—	831.3	1.4	(63.7)	769.0
Advances from subsidiaries	1,904.7	—	—	(1,904.7)	—
Other liabilities	53.6	42.6	1.2	—	97.4
Total stockholders' equity	2,529.6	4,378.2	2,669.7	(7,047.9)	2,529.6
	$5,051.8	$5,442.6	$7,102.6	$(9,021.1)	$8,575.9

Condensed Consolidating Balance Sheet
December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$154.7	$4.1	$59.1	$(38.7)	$179.2
Receivables, net of allowance	12.5	181.8	82.3	—	276.6
Income tax receivable	40.4	—	—	—	40.4
Inventory	—	485.8	40.9	(2.0)	524.7
Property, plant, and equipment, net	42.0	1,436.3	5,579.7	(723.6)	6,334.4
Investments in and advances to subsidiaries	4,558.6	2,981.7	661.1	(8,201.4)	—
Restricted cash	—	—	132.9	38.7	171.6
Goodwill and other assets	205.1	197.9	106.8	(47.5)	462.3
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2
Liabilities:
Accounts payable	$8.6	$134.0	$69.9	$(0.4)	$212.1
Accrued liabilities	184.3	55.4	128.7	(0.1)	368.3
Debt	397.4	—	3,631.8	—	4,029.2
Deferred income	—	16.5	1.2	—	17.7
Deferred income taxes	—	790.3	—	(47.2)	743.1
Advances from subsidiaries	1,804.2	—	—	(1,804.2)	—
Other liabilities	56.8	—	—	—	56.8
Total stockholders' equity	2,562.0	4,291.4	2,831.2	(7,122.6)	2,562.0
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$67.0	$93.6	$36.1	$(129.8)	$66.9
Loss from discontinued operations	1.6	—	0.3	—	1.9
Equity in earnings of subsidiaries, net of taxes	(119.8)	(26.0)	(11.6)	157.4	—
Other	(16.1)	(169.6)	142.1	(22.3)	(65.9)
Net cash provided by (used in) operating activities	(67.3)	(102.0)	166.9	5.3	2.9

Investing activities:
Proceeds from railcar lease fleet sales owned more than one year	—	999.2	139.3	(1,038.6)	99.9
Proceeds from dispositions of property and other assets	—	6.0	8.3	—	14.3
Capital expenditures – leasing	—	(735.5)	(994.0)	1,038.6	(690.9)
Capital expenditures – manufacturing and other	(2.8)	(19.9)	(11.3)	—	(34.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	0.7	—	(0.7)	—
Other	—	—	(1.2)	—	(1.2)
Net cash used in (provided by) investing activities	(2.8)	250.5	(858.9)	(0.7)	(611.9)

Financing activities:
Payments to retire debt	(550.0)	—	(494.9)	—	(1,044.9)
Proceeds from issuance of debt	550.0	—	1,076.9	—	1,626.9
Shares repurchased	(59.0)	—	—	—	(59.0)
Dividends paid to common shareholders	(39.5)	—	—	—	(39.5)
Purchase of shares to satisfy employee tax on vested stock	(7.9)	—	—	—	(7.9)
Distributions to noncontrolling interest	—	—	(0.9)	—	(0.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(0.7)	0.7	—
Change in intercompany financing between entities	115.1	(152.6)	42.8	(5.3)	—
Net cash (used in) provided by financing activities	8.7	(152.6)	623.2	(4.6)	474.7
Net decrease in cash, cash equivalents, and restricted cash	(61.4)	(4.1)	(68.8)	—	(134.3)
Cash, cash equivalents, and restricted cash at beginning of period	154.7	4.1	192.0	—	350.8
Cash, cash equivalents, and restricted cash at end of period	$93.3	$—	$123.2	$—	$216.5

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$104.3	$96.5	$107.4	$(201.1)	$107.1
Income (loss) from discontinued operations	4.5	—	(59.1)	—	(54.6)
Equity in earnings of subsidiaries, net of taxes	(183.9)	(27.2)	(12.9)	224.0	—
Other	(35.1)	122.6	100.1	(20.3)	167.3
Net cash (used in) provided by operating activities - continuing operations	(110.2)	191.9	135.5	2.6	219.8
Net cash (used in) provided by operating activities - discontinued operations	(4.5)	—	133.0	—	128.5
Net cash (used in) provided by operating activities	(114.7)	191.9	268.5	2.6	348.3

Investing activities:
Decrease in short-term marketable securities	294.5	—	—	—	294.5
Proceeds from railcar lease fleet sales owned more than one year	—	700.1	4.0	(647.7)	56.4
Proceeds from dispositions of property and other assets	0.1	1.9	2.4	—	4.4
Capital expenditures – leasing	—	(462.3)	(688.6)	647.7	(503.2)
Capital expenditures – manufacturing and other	(2.6)	(4.1)	(6.8)	—	(13.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	4.9	—	(4.9)	—
Other	—	—	1.3	—	1.3
Net cash (used in) provided by investing activities - continuing operations	292.0	240.5	(687.7)	(4.9)	(160.1)
Net cash used in investing activities - discontinued operations	—	—	(44.3)	—	(44.3)
Net cash (used in) provided by investing activities	292.0	240.5	(732.0)	(4.9)	(204.4)

Financing activities:
Payments to retire debt	(619.7)	(1.5)	(53.3)	—	(674.5)
Proceeds from issuance of debt	—	—	478.0	—	478.0
Shares repurchased	(102.2)	—	—	—	(102.2)
Dividends paid to common shareholders	(39.3)	—	—	—	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(11.3)	—	—	—	(11.3)
Distributions to noncontrolling interest	—	—	(10.3)	—	(10.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(4.9)	4.9	—
Change in intercompany financing between entities	422.2	(429.8)	10.2	(2.6)	—
Other	—	—	(3.2)	—	(3.2)
Net cash (used in) provided by financing activities	(350.3)	(431.3)	416.5	2.3	(362.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(173.0)	1.1	(47.0)	—	(218.9)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$590.9	$2.7	$161.3	$—	$754.9

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

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, tariffs, and trade policies;

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
On November 1, 2018, we completed the separation of Trinity Industries, Inc. into two public companies: (1) Trinity Industries, Inc., primarily comprised of Trinity’s rail-related businesses, and (2) Arcosa, a new public company focused on infrastructure-related products and services. The separation was effected through a pro rata dividend to Trinity's shareholders of all outstanding Arcosa shares and was structured to qualify as a tax-free distribution for federal income tax purposes. Following the distribution, Arcosa became an independent, publicly-traded company on the New York Stock Exchange. Trinity did not retain an ownership interest in Arcosa following the completion of the spin-off transaction. See Note 2 of the Consolidated Financial Statements for further information related to the spin-off transaction.
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

Executive Summary
Financial and Operational Highlights

•
Our revenues for the six months ended June 30, 2019 were $1,340.8 million representing an increase of 14.9%, compared to the six months ended June 30, 2018. Our operating profit for the six months ended June 30, 2019 was $198.8 million representing an increase of 32.4%, compared to the six months ended June 30, 2018.

•
The Railcar Leasing and Management Services Group (the "Leasing Group") reported additions to the wholly-owned and partially-owned lease fleet of 8,005 railcars, for a total of 102,140 railcars as of June 30, 2019, an increase of 8.5% compared to June 30, 2018.

•
For the six months ended June 30, 2019, we made a net investment in our lease fleet of approximately $591.0 million, which includes new railcar additions net of deferred profit, secondary market purchases, railcar modifications, and proceeds from the sales of leased railcars.

•
The Leasing Group's lease fleet of 102,140 company-owned rail cars was 97.8% utilized as of June 30, 2019, in comparison to a lease fleet utilization of 97.1% on 94,135 company-owned railcars as of June 30, 2018. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

•
The total value of the railcar backlog at June 30, 2019 was $2,865.5 million, compared to $2,664.3 million at June 30, 2018. The Rail Products Group received orders for 5,105 railcars and delivered 9,760 railcars in the six months ended June 30, 2019, in comparison to orders for 13,025 railcars and deliveries of 10,830 railcars in the six months ended June 30, 2018.

See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
Debt and Capital Allocation Updates

•
In connection with the Company's ongoing efforts to optimize its balance sheet, in April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. These notes have a coupon of 3.82% and a stated final maturity date of 2049.

•
We repurchased approximately 2.1 million and 5.6 million shares during the three and six months ended June 30, 2019, respectively, at a cost of approximately $44.0 million and $133.0 million. The total for the six months ended June 30, 2019 includes the completion of our previously announced accelerated share repurchase program. As of June 30, 2019, the Company had a remaining authorization to repurchase up to $287.0 million, not to exceed 10.7 million shares, of its common stock under the current repurchase program.

See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.
Cyclical Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the U.S. and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices or lower demand for certain commodities could result in a decline in customer demand for various types of railcars. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could negatively impact our recurring leasing revenues and operating profits. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$736.0	$634.0	$1,340.8	$1,167.2
Cost of revenues	578.5	481.9	1,041.9	881.8
Selling, engineering, and administrative expenses	69.8	75.6	129.4	149.0
Gains on disposition of property	19.3	11.5	29.3	13.7
Total operating profit	107.0	88.0	198.8	150.1
Interest expense, net	55.4	40.1	106.8	82.5
Other, net	(0.1)	(1.9)	0.2	(3.1)
Income from continuing operations before income taxes	51.7	49.8	91.8	70.7
Provision for income taxes	14.1	12.5	23.0	18.2
Income from continuing operations	$37.6	$37.3	$68.8	$52.5
Revenues

The tables below present revenues by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Revenues			Percent
	External	Intersegment	Total	Change
	($ in millions)
Railcar Leasing and Management Services Group	$276.9	$0.2	$277.1	29.9%
Rail Products Group	383.4	328.9	712.3	25.8
All Other	75.7	12.8	88.5	(4.0)
Segment Totals before Eliminations	736.0	341.9	1,077.9	23.6
Eliminations – Lease subsidiary	—	(328.9)	(328.9)
Eliminations – Other	—	(13.0)	(13.0)
Consolidated Total	$736.0	$—	$736.0	16.1

	Three Months Ended June 30, 2018
	Revenues
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$213.2	$0.2	$213.4
Rail Products Group	337.7	228.5	566.2
All Other	83.1	9.1	92.2
Segment Totals before Eliminations	634.0	237.8	871.8
Eliminations – Lease subsidiary	—	(228.5)	(228.5)
Eliminations – Other	—	(9.3)	(9.3)
Consolidated Total	$634.0	$—	$634.0

	Six Months Ended June 30, 2019
	Revenues			Percent
	External	Intersegment	Total	Change
	($ in millions)
Railcar Leasing and Management Services Group	$477.1	$0.4	$477.5	23.1%
Rail Products Group	716.9	599.0	1,315.9	14.0
All Other	146.8	28.1	174.9	3.2
Segment Totals before Eliminations	1,340.8	627.5	1,968.3	15.0
Eliminations – Lease subsidiary	—	(599.0)	(599.0)
Eliminations – Other	—	(28.5)	(28.5)
Consolidated Total	$1,340.8	$—	$1,340.8	14.9

	Six Months Ended June 30, 2018
	Revenues
	External	Intersegment	Total
	($ in millions)
Railcar Leasing and Management Services Group	$387.5	$0.5	$388.0
Rail Products Group	629.7	524.6	1,154.3
All Other	150.0	19.5	169.5
Segment Totals before Eliminations	1,167.2	544.6	1,711.8
Eliminations – Lease subsidiary	—	(524.6)	(524.6)
Eliminations – Other	—	(20.0)	(20.0)
Consolidated Total	$1,167.2	$—	$1,167.2
Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$172.3	$121.6	$286.9	$225.1
Rail Products Group	644.3	517.7	1,197.3	1,054.3
All Other	82.3	79.8	162.1	151.3
Segment Totals before Eliminations and Corporate Expenses	898.9	719.1	1,646.3	1,430.7
Corporate	30.6	39.9	54.2	77.6
Eliminations – Lease subsidiary	(287.3)	(204.0)	(530.2)	(471.4)
Eliminations – Other	(13.2)	(9.0)	(28.3)	(19.8)
Consolidated Total	$629.0	$546.0	$1,142.0	$1,017.1
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$104.8	$91.8	$190.6	$162.9
Rail Products Group	68.0	48.5	118.6	100.0
All Other	6.2	12.4	12.8	18.2
Segment Totals before Eliminations and Corporate Expenses	179.0	152.7	322.0	281.1
Corporate	(30.6)	(39.9)	(54.2)	(77.6)
Eliminations – Lease subsidiary	(41.6)	(24.5)	(68.8)	(53.2)
Eliminations – Other	0.2	(0.3)	(0.2)	(0.2)
Consolidated Total	$107.0	$88.0	$198.8	$150.1

Discussion of Consolidated Results
Revenues — Our revenues for the three months ended June 30, 2019 were $736.0 million, representing an increase of $102.0 million, or 16.1%, over the prior year period. Our revenues for the six months ended June 30, 2019 were $1,340.8 million, representing an increase of $173.6 million, or 14.9%, over the prior year period. The increase in revenues was primarily related to the Leasing Group, including a higher volume of railcars sold from our lease fleet and higher leasing and management services revenue. Additionally, revenues increased in our Rail Products Group as a result of favorable pricing and product mix on external railcar sales and growth in our maintenance services business, partly offset by lower railcar deliveries.
Cost of revenues — Our cost of revenues for the three months ended June 30, 2019 were $578.5 million, representing an increase of $96.6 million, or 20.0%, over the prior year period. Our cost of revenues for the six months ended June 30, 2019 were $1,041.9 million, representing an increase of $160.1 million, or 18.2%, over the prior year period. The increase in cost of revenues resulted primarily from a higher volume of car sales from the Leasing Group, including cost of revenues attributable to sales-type leases, and increased depreciation expense associated with the growth of our lease fleet. Additionally, cost of revenues increased in our Rail Products Group due to product mix changes on external railcar sales and higher volumes in our maintenance services business.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 7.7% and 13.2% for the three and six months ended June 30, 2019, respectively, when compared to the prior year period primarily due to cost reductions associated with optimizing our post-spin corporate structure.
Gains on disposition of property — Gains on disposition of property increased by $7.8 million and $15.6 million for the three and six months ended June 30, 2019, respectively, when compared to the prior year period primarily due to higher sales of leased railcars.
Operating profit — Operating profit for the three months ended June 30, 2019 totaled $107.0 million, representing an increase of 21.6% from prior year period. Operating profit for the six months ended June 30, 2019 totaled $198.8 million, representing an increase of 32.4% from prior year period. The increase in operating profit resulted primarily from improved profitability in the Leasing Group, including higher profits from railcar sales, and reductions in corporate selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net — Interest expense, net for the three and six months ended June 30, 2019 totaled $55.4 million and $106.8 million, respectively, compared to $40.1 million and $82.5 million for the three and six months ended June 30, 2018, respectively. The increase in interest expense was driven by higher debt obligations associated with the Leasing Group and lower interest income when compared to the prior year period, partly offset by lower interest expense related to our then-outstanding convertible notes, which were retired in the second quarter of 2018.
Other, net — We reported income in other, net of $0.1 million and expense of $0.2 million in the three and six months ended June 30, 2019, respectively, compared to income of $1.9 million and $3.1 million during the three and six months ended June 30, 2018, respectively. The decrease in income was primarily due to higher net periodic benefit costs associated with our company-sponsored pension plans.
Income taxes — Our effective tax rates were 27.3% and 25.1% for the three and six months ended June 30, 2019, respectively, and 25.1% and 25.7% for the three and six months ended June 30, 2018, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, excess tax benefits of equity based compensation, non-deductible executive compensation, and tax return true-ups.
Income tax refunds received, net of payments, during the six months ended June 30, 2019 totaled $20.4 million. The total net income tax receivable position as of June 30, 2019 amounted to $17.0 million.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$189.4	$184.2	2.8%	$376.5	$358.8	4.9%
Sales of railcars owned one year or less at the time of sale (1)	87.7	29.2	*	101.0	29.2	*
Total revenues	$277.1	$213.4	29.9	$477.5	$388.0	23.1

Operating profit:
Leasing and management	$77.7	$77.9	(0.3)	$154.8	$146.9	5.4
Railcar sales:
Railcars owned one year or less at the time of sale	8.4	4.4	*	9.2	4.4	*
Railcars owned more than one year at the time of sale	18.7	9.5	*	26.6	11.6	*
Total operating profit	$104.8	$91.8	14.2	$190.6	$162.9	17.0
Total operating profit margin	37.8%	43.0%		39.9%	42.0%

Leasing and management operating profit margin:	41.0%	42.3%		41.1%	40.9%

Selected expense information(2):
Depreciation	$57.8	$47.0	23.0	$112.2	$92.1	21.8
Maintenance and compliance	$26.5	$25.0	6.0	$54.3	$51.4	5.6
Rent	$4.3	$9.9	(56.6)	$9.8	$20.0	(51.0)
Selling, engineering, and administrative expenses	$12.7	$12.6	0.8	$25.5	$24.8	2.8
Interest	$50.4	$32.3	56.0	$96.4	$63.8	51.1
 * Not meaningful
(1)Includes revenues associated with sales-type leases of $32.3 million and $34.2 million, respectively, for the three and six months ended June 30, 2019.
(2) Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
Total revenues for the Railcar Leasing and Management Services Group increased by 29.9% and 23.1% for the three and six months ended June 30, 2019, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less increased due to a higher volume of railcars sold from the fleet. Additionally, leasing and management revenues increased 2.8% and 4.9% for the three and six months ended June 30, 2019, respectively, as a result of growth in the lease fleet, partially offset by slightly lower average lease rates when compared to the three and six months ended June 30, 2018.
During the six months ended June 30, 2019 and 2018, the Leasing Group recognized sales of leased railcars as follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale (1)	$101.0	$29.2
Railcars owned more than one year at the time of sale	99.9	56.4
	$200.9	$85.6
(1)Includes revenues associated with sales-type leases of $34.2 million for the six months ended June 30, 2019.
Operating profit increased by 14.2% and 17.0% for the three and six months ended June 30, 2019, respectively, compared to the prior year period primarily due to growth in the lease fleet, higher profits from railcar sales, and lower rent expense resulting from the purchase of 6,779 railcars previously under lease which are now wholly-owned. These increases were partially offset by higher depreciation expense associated with the growth in the lease fleet and slightly lower average lease rates when compared to the three and six months ended June 30, 2018. See "Liquidity and Capital Resources" below for further information regarding the leased railcar purchase.
The Leasing Group generally uses its non-recourse warehouse loan facility or cash to provide initial funding for a portion of the purchase price of the railcars. After initial funding, the Leasing Group may obtain long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sale-leaseback transactions; long-term recourse debt such as equipment trust certificates; long-term non-recourse promissory notes; or third-party equity.
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	June 30, 2019	June 30, 2018
Number of railcars:
Wholly-owned	77,510	69,480
Partially-owned	24,630	24,655
	102,140	94,135
Managed (third-party owned)	22,510	27,150
	124,650	121,285
Company-owned railcars (1):
Average age in years	9.3	8.7
Average remaining lease term in years	3.5	3.5
Fleet utilization	97.8%	97.1%
(1)Company-owned railcars includes wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail Products	$607.2	$483.8	25.5%	$1,111.2	$1,004.9	10.6%
Maintenance services	92.3	68.3	35.1	177.6	124.0	43.2
Other	12.8	14.1	(9.2)	27.1	25.4	6.7
Total revenues	712.3	566.2	25.8	1,315.9	1,154.3	14.0

Operating costs:
Cost of revenues	630.4	504.4	25.0	1,171.6	1,029.3	13.8
Selling, engineering, and administrative expenses	13.9	13.3	4.5	25.7	25.0	2.8
Operating profit	$68.0	$48.5	40.2	$118.6	$100.0	18.6
Operating profit margin	9.5%	8.6%		9.0%	8.7%
Information related to our Rail Products Group backlog of railcars is summarized below:

	June 30,
	2019	2018	Percent
	(in millions)		Change
External Customers	$1,892.0	$1,922.8
Leasing Group (1)	973.5	741.5
Total	$2,865.5	$2,664.3	7.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Percent
					Change
Beginning balance	26,320	21,365	30,875	22,585
Orders received	2,105	8,320	5,105	13,025
Shipments	(5,255)	(5,105)	(9,760)	(10,830)
Other adjustments (1)	—	—	(3,050)	(200)
Ending balance	23,170	24,580	23,170	24,580
Average selling price in ending backlog			$123,673	$108,393	14.1%
(1)As previously disclosed, the adjustment for the six months ended June 30, 2019 includes the removal in the first quarter of 2019 of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers. The entire amount removed from the backlog was planned for delivery subsequent to 2019. For the six months ended June 30, 2018, the other adjustments line reflects the removal of 200 railcars.
Revenues and cost of revenues for the Rail Products Group increased for the three months ended June 30, 2019 by 25.8% and 25.0%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the three months ended June 30, 2019 primarily resulted from favorable railcar pricing and product mix changes compared to the prior year period and growth in our maintenance services business.
Revenues and cost of revenues for the Rail Products Group increased for the six months ended June 30, 2019 by 14.0% and 13.8%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the six months ended June 30, 2019 primarily resulted from favorable railcar pricing and product mix changes compared to the prior year period, and growth in our maintenance services business, partially offset by lower railcar deliveries. The cost of revenues increase was also driven by production inefficiencies within the rail products business for the six months ended June 30, 2019 related to changes in the mix of railcars manufactured during the period and activities undertaken in anticipation of higher production levels expected in the upcoming period.
Total backlog dollars increased by 7.6% when compared to the prior year period, primarily from a 14.1% higher average selling price on railcars included in backlog, as a result of changes to the product mix. Approximately 50.0% of our railcar backlog is expected to be delivered during 2019 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease.

During the three months ended June 30, 2019, railcar shipments included sales to the Leasing Group of $304.0 million with a deferred profit of $37.9 million, representing 2,621 railcars, compared to $200.0 million with a deferred profit of $19.9 million, representing 2,139 railcars, in the comparable period in 2018. During the six months ended June 30, 2019, railcar shipments included sales to the Leasing Group of $552.5 million with a deferred profit of $61.8 million, representing 4,797 railcars, compared to $472.6 million with a deferred profit of $44.4 million, representing 5,366 railcars, in the comparable period in 2018.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$67.6	$71.7	(5.7)%	$129.2	$126.5	2.1%
Other	20.9	20.5	2.0	$45.7	$43.0	6.3
Total revenues	88.5	92.2	(4.0)	$174.9	$169.5	3.2

Operating costs:
Cost of revenues	69.7	71.9	(3.1)	138.1	131.6	4.9
Selling, engineering, and administrative expenses	12.6	9.8	28.6	24.0	21.6	11.1
Gains on dispositions of property	—	(1.9)	*	—	(1.9)	*
Operating profit	$6.2	$12.4	(50.0)	$12.8	$18.2	(29.7)
Revenues and cost of revenues decreased for the three months ended June 30, 2019 when compared to the prior year period primarily due to decreased demand and lower shipping volumes in our highway products business. Revenues and cost of revenues increased for the six months ended June 30, 2019 when compared to the prior year period primarily due to increased demand and higher shipping volumes in our highway products business. The decline in operating profit in the three and six months ended June 30, 2019 primarily resulted from litigation-related insurance recoveries and gains on dispositions of property recognized in the prior year.
Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$30.6	$39.9	(23.3)%	$54.2	$77.6	(30.2)%
Operating costs for the three and six months ended June 30, 2019 decreased 23.3% and 30.2%, respectively, compared to the prior year period primarily due to cost reductions associated with optimizing our post-spin corporate structure and lower litigation-related expenses.

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
As of June 30, 2019, we had an unrestricted cash and cash equivalents balance of $102.8 million, and $414.5 million available under our revolving credit facility. Under the TILC warehouse facility, $238.9 million was unused and available as of June 30, 2019 based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Leased Railcar Purchase — Our Leasing Group previously leased railcars from certain independent owner trusts under operating leases, which contained an option to purchase the railcars at a predetermined fixed price in 2019. On January 14, 2019, we exercised the purchase option at a purchase price of $218.4 million. As a result, 6,779 railcars previously under lease are now wholly-owned by our Leasing Group. The purchase was funded using cash on hand and borrowings available to us under our revolving credit facility.
New Share Repurchase Program — In March 2019, our Board of Directors authorized a new share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. The new share repurchase program is designed to meet certain IRS safe harbor guidelines associated with our spin-off of Arcosa.
Increase in Quarterly Cash Dividend — In March 2019, our Board of Directors declared a 31% increase to our quarterly dividend from $0.13 per share to $0.17 per share.
TRL-2019 Railcar Financing — In April 2019, TRL-2019, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2049.
Cash Flows
The Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to the spin-off of Arcosa, completed on November 1, 2018. These amounts have been reclassified as discontinued operations for all periods presented.
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Net cash flows from continuing operations:
Operating activities	$2.9	$219.8
Investing activities	(611.9)	(160.1)
Financing activities	474.7	(362.8)
Net cash flows from discontinued operations	—	84.2
Net decrease in cash, cash equivalents, and restricted cash	$(134.3)	$(218.9)
Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2019 was $2.9 million compared to $219.8 million for the six months ended June 30, 2018. The decrease in operating activities was driven primarily by changes in our operating assets and liabilities.

	Six Months Ended June 30,
	2019	2018
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(164.5)	$26.1
Decrease in accounts payable, accrued liabilities, and other liabilities	(51.3)	(10.0)
Changes in operating assets and liabilities	$(215.8)	$16.1

The changes in our operating assets and liabilities resulted in a net use of $215.8 million for the six months ended June 30, 2019, compared to a net source of $16.1 million for the six months ended June 30, 2018. The increase was primarily due to the build-up of work in progress inventory levels and increases in accounts receivable in the Rail Products Group.
Investing Activities. Net cash used in investing activities from continuing operations for the six months ended June 30, 2019 was $611.9 million compared to $160.1 million for the six months ended June 30, 2018.

•
Capital expenditures for the six months ended June 30, 2019 were $724.9 million, which included $782.7 million for additions to the lease fleet less $91.8 million for the cost of sold lease fleet railcars owned one year or less. This compares to $516.7 million of capital expenditures for the same period last year, which included $528.0 million for additions to the lease fleet less $24.8 million for the cost of sold lease fleet railcars owned one year or less.

•
Proceeds from the sale of property, plant, and equipment and other assets totaled $114.2 million for the six months ended June 30, 2019, including sales from the lease fleet of railcars owned more than one year at the time of sale totaling $99.9 million. This compares to $60.8 million for the same period in 2018, including sales from the lease fleet of railcars owned more than one year at the time of sale totaling $56.4 million.

•
Short-term marketable securities decreased by $294.5 million for the six months ended June 30, 2018. There were no investing activities related to short-term marketable securities during the six months ended June 30, 2019.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2019 was $474.7 million compared to $362.8 million of cash used in financing activities for the same period in 2018.

•
During the six months ended June 30, 2019, we borrowed $1,626.9 million and retired $1,044.9 million in debt, for net proceeds of $582.0 million, primarily to support our investment in the lease fleet. During the six months ended June 30, 2018, we borrowed $478.0 million and retired $674.5 million, for net repayments of $196.5 million, primarily related to the cash settlement of our then-outstanding convertible notes of $646.6 million, partially offset by proceeds of debt to support our investment in the lease fleet.

•	We paid $39.5 million and $39.3 million in dividends to our common stockholders during the six months ended June 30, 2019 and 2018, respectively.

•
We repurchased common stock under our authorized share repurchase programs totaling $59.0 million and $102.2 million during the six months ended June 30, 2019 and 2018, respectively. The cash outlay for shares repurchased during six months ended June 30, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during June 2019, totaling $4.0 million, were cash settled in July 2019 in accordance with normal settlement practices.

Current Debt Obligations
Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2019, we anticipate a net investment in our lease fleet of between $0.9 billion and $1.1 billion, which includes new railcar additions net of deferred profit, secondary market purchases, railcar modifications, and proceeds from the sales of leased railcars. Capital expenditures related to manufacturing and corporate are projected to range between $120 million and $140 million for the full year 2019.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of June 30, 2019, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $35.5 million, the full amount of which is expected to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2019, there have been no material changes to our contractual obligations from December 31, 2018:

•
Contractual obligations that relate to operating leases, decreased by $199.0 million for the exercise of the option to purchase 6,779 railcars previously under operating leases. We completed the purchase on January 14, 2019. See Note 1 and Note 6 of the Consolidated Financial Statements for additional information regarding our operating lease obligations.

•
In April 2019, TRL-2019 issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2049. See Note 8 of the Consolidated Financial Statements for additional information regarding TRL-2019.

Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2018 as set forth in Item 7A of our 2018 Annual Report on Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 through April 30, 2019	1,246	$22.13	—	$331,001,020
May 1, 2019 through May 31, 2019	1,483,946	$21.16	1,133,653	$306,985,014
June 1, 2019 through June 30, 2019	1,000,453	$20.01	999,463	$286,985,091
Total	2,485,645		2,133,116
(1) These columns include the following transactions during the three months ended June 30, 2019: (i) the surrender to the Company of 351,357 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,172 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 2,133,116 shares of common stock on the open market as part of our share repurchase program.
(2)In March 2019, our Board of Directors authorized a new share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. The share repurchase program is designed to meet certain IRS safe harbor guidelines associated with the spin-off of Arcosa, which was completed November 1, 2018. 2,133,116 shares were repurchased under the new share repurchase program during the three months ended June 30, 2019, at a cost of approximately $44.0 million. As of June 30, 2019, the Company had a remaining authorization to repurchase up to $287.0 million, not to exceed 10.7 million shares, of its common stock under the current repurchase program. Certain shares of stock repurchased during June 2019, totaling $4.0 million, were cash settled in July 2019 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Fifth Supplemental Indenture dated April 22, 2019, by and among Trinity Industries, Inc., Trinity Rail Maintenance Services, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.1
Form of Indemnification Agreement between Trinity Industries, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.2
Note Purchase Agreement dated April 3, 2019, among Trinity Industries Leasing Company, Trinity Rail Leasing 2019 LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and DVB Capital Markets LLC (incorporated by reference to Exhibit 10.2 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.2.1
Master Indenture dated April 10, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.2.1 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.2.2
Purchase and Contribution Agreement dated April 10, 2019, between Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2019 LLC (incorporated by reference to Exhibit 10.2.2 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.3
Supplement to Subsidiary Guaranty, dated April 22, 2019, in favor of JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.4	Form of Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 9, 2019).*
10.5	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 9, 2019).*
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
* Management contracts and compensatory plan arrangements.
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Melendy E. Lovett
Registrant
Melendy E. Lovett
Senior Vice President and
Chief Financial Officer
July 25, 2019