Form 10-Q
period 2019-09-30
TRINITY INDUSTRIES INC
filed 2019-10-24
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 17, 2019, the number of shares of common stock, $0.01 par value, outstanding was 122,685,077.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Manufacturing	$487.4	$379.7	$1,351.1	$1,159.4
Leasing	326.2	227.2	803.3	614.7
	813.6	606.9	2,154.4	1,774.1
Operating costs:
Cost of revenues:
Manufacturing	430.7	333.5	1,181.9	1,003.4
Leasing	218.4	133.0	509.1	344.9
	649.1	466.5	1,691.0	1,348.3
Selling, engineering, and administrative expenses:
Manufacturing	27.5	26.3	77.2	72.9
Leasing	10.7	11.9	36.2	36.7
Other	23.9	37.4	78.1	115.0
	62.1	75.6	191.5	224.6
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	18.1	9.4	44.7	21.0
Other	(0.2)	1.0	2.5	3.1
	17.9	10.4	47.2	24.1
Total operating profit	120.3	75.2	319.1	225.3
Other (income) expense:
Interest income	(1.8)	(2.4)	(4.7)	(10.0)
Interest expense	55.8	42.8	165.5	132.9
Other, net	—	(0.4)	0.2	(3.5)
	54.0	40.0	161.0	119.4
Income from continuing operations before income taxes	66.3	35.2	158.1	105.9
Provision for income taxes	18.2	6.7	41.2	24.9
Income from continuing operations	48.1	28.5	116.9	81.0
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.1), $4.0, $(0.6), and $21.2	(0.4)	(0.2)	(2.3)	54.4
Net income	47.7	28.3	114.6	135.4
Net income (loss) attributable to noncontrolling interest	(1.3)	0.6	(1.4)	3.4
Net income attributable to Trinity Industries, Inc.	$49.0	$27.7	$116.0	$132.0

Basic earnings per common share:
Income from continuing operations	$0.39	$0.19	$0.91	$0.52
Income (loss) from discontinued operations	—	—	(0.02)	0.37
Basic net income attributable to Trinity Industries, Inc.	$0.39	$0.19	$0.89	$0.89
Diluted earnings per common share:
Income from continuing operations	$0.39	$0.19	$0.90	$0.51
Income (loss) from discontinued operations	—	—	(0.02)	0.36
Diluted net income attributable to Trinity Industries, Inc.	$0.39	$0.19	$0.88	$0.87
Weighted average number of shares outstanding:
Basic	124.7	145.0	127.6	146.1
Diluted	126.0	145.8	129.2	148.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$47.7	$28.3	$114.6	$135.4
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized (losses) gains arising during the period, net of tax benefit of $1.4, $-, $5.6, and $-	(4.6)	0.2	(18.1)	0.1
Reclassification adjustments for losses included in net income, net of tax benefit of $0.3, $0.2, $0.7, and $0.1	1.0	0.4	2.9	1.7
Currency translation adjustment	—	0.5	—	(1.0)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.3, $0.9, and $0.9	0.9	1.0	2.5	2.7
	(2.7)	2.1	(12.7)	3.5
Comprehensive income	45.0	30.4	101.9	138.9
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.9)	0.9	(0.4)	4.5
Comprehensive income attributable to Trinity Industries, Inc.	$45.9	$29.5	$102.3	$134.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$97.6	$179.2
Receivables, net of allowance	304.7	276.6
Income tax receivable	21.1	40.4
Inventories:
Raw materials and supplies	342.2	342.5
Work in process	189.0	119.3
Finished goods	101.7	62.9
	632.9	524.7
Restricted cash, including partially-owned subsidiaries of $30.9 and $36.6	117.5	171.6
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,057.5 and $2,032.0	9,011.8	8,253.4
Less accumulated depreciation, including partially-owned subsidiaries of $513.6 and $472.0	(2,095.1)	(1,919.0)
	6,916.7	6,334.4
Goodwill	208.8	208.8
Other assets	343.8	253.5
Total assets	$8,643.1	$7,989.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$250.8	$212.1
Accrued liabilities	368.9	368.3
Debt:
Recourse	472.7	397.4
Non-recourse:
Wholly-owned subsidiaries	2,923.2	2,316.6
Partially-owned subsidiaries	1,289.3	1,315.2
	4,685.2	4,029.2
Deferred income	—	17.7
Deferred income taxes	784.1	743.1
Other liabilities	94.8	56.8
Total liabilities	6,183.8	5,427.2

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.3	1.3
Capital in excess of par value	—	1.2
Retained earnings	2,342.1	2,326.1
Accumulated other comprehensive loss	(130.5)	(116.8)
Treasury stock	(102.3)	(1.0)
	2,110.6	2,210.8
Noncontrolling interest	348.7	351.2
Total stockholders' equity	2,459.3	2,562.0
Total liabilities and stockholders' equity	$8,643.1	$7,989.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating activities:
Net income	$114.6	$135.4
(Income) loss from discontinued operations, net of income taxes	2.3	(54.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.5	184.3
Stock-based compensation expense	21.4	21.8
Provision for deferred income taxes	38.5	36.4
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(44.7)	(21.0)
Gains on dispositions of property and other assets	(2.5)	(3.1)
Non-cash interest expense	10.4	15.0
Other	(4.3)	(1.3)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(8.8)	(34.4)
(Increase) decrease in inventories	(108.2)	(78.5)
(Increase) decrease in other assets	(68.6)	(56.5)
Increase (decrease) in accounts payable	38.7	39.2
Increase (decrease) in accrued liabilities	(28.8)	(2.8)
Increase (decrease) in other liabilities	(6.5)	(0.6)
Net cash provided by operating activities – continuing operations	164.0	179.5
Net cash provided by operating activities – discontinued operations	—	140.4
Net cash provided by operating activities	164.0	319.9

Investing activities:
Decrease in short-term marketable securities	—	319.5
Proceeds from dispositions of property and other assets	19.5	6.9
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	175.0	123.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $210.3 and $63.2	(854.3)	(675.8)
Capital expenditures – manufacturing and other	(63.3)	(30.0)
Other	(0.2)	(1.9)
Net cash used in investing activities – continuing operations	(723.3)	(257.9)
Net cash used in investing activities – discontinued operations	—	(53.1)
Net cash used in investing activities	(723.3)	(311.0)

Financing activities:
Payments to retire debt	(1,360.8)	(738.9)
Proceeds from issuance of debt	2,010.2	561.3
Shares repurchased	(154.9)	(156.1)
Dividends paid to common shareholders	(60.8)	(58.1)
Purchase of shares to satisfy employee tax on vested stock	(8.0)	(11.5)
Distributions to noncontrolling interest	(2.1)	(10.3)
Other	—	(3.2)
Net cash provided by (used in) financing activities	423.6	(416.8)
Net decrease in cash, cash equivalents, and restricted cash	(135.7)	(407.9)
Cash, cash equivalents, and restricted cash at beginning of period	350.8	973.8
Cash, cash equivalents, and restricted cash at end of period	$215.1	$565.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive (loss) income	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Other restricted share activity	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1
Net income	—	—	—	36.4	—	—	—	36.4	0.4	36.8
Other comprehensive (loss) income	—	—	—	—	(6.5)	—	—	(6.5)	0.3	(6.2)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5	—	7.5
Shares repurchased	—	—	—	—	—	(2.1)	(44.0)	(44.0)	—	(44.0)
Other restricted share activity	0.7	—	1.0	—	—	(0.5)	(8.5)	(7.5)	—	(7.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Retirement of treasury stock	(6.1)	—	(85.8)	(56.9)	—	6.1	142.7	—	—	—
Balances at June 30, 2019	127.9	$1.3	$—	$2,305.8	$(127.4)	(0.1)	$(0.9)	$2,178.8	$350.8	$2,529.6
Net income	—	—	—	49.0	—	—	—	49.0	(1.3)	47.7
Other comprehensive (loss) income	—	—	—	—	(3.1)	—	—	(3.1)	0.4	(2.7)
Cash dividends declared on common stock ($0.17 per common share)	—	—	—	(21.3)	—	—	—	(21.3)	—	(21.3)
Stock-based compensation expense	—	—	8.4	—	—	—	—	8.4	—	8.4
Shares repurchased	—	—	(8.6)	8.6	—	(5.2)	(100.9)	(100.9)	—	(100.9)
Other restricted share activity	—	—	0.2	—	—	—	(0.5)	(0.3)	—	(0.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balances at September 30, 2019	127.9	$1.3	$—	$2,342.1	$(130.5)	(5.3)	$(102.3)	$2,110.6	$348.7	$2,459.3
See accompanying notes to Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Net income	—	—	—	40.2	—	—	—	40.2	1.4	41.6
Other comprehensive income	—	—	—	—	1.5	—	—	1.5	0.4	1.9
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Shares repurchased	—	—	—	—	—	(1.5)	(50.0)	(50.0)	—	(50.0)
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Other restricted share activity	—	—	3.9	—	—	(0.1)	(1.9)	2.0	—	2.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5.8)	(5.8)
Cumulative effect of adopting new accounting standard	—	—	—	18.7	(18.7)	—	—	—	—	—
Balances at March 31, 2018	150.9	$1.6	$492.7	$4,162.9	$(122.0)	(1.7)	$(53.5)	$4,481.7	$352.9	$4,834.6
Net income	—	—	—	64.1	—	—	—	64.1	1.4	65.5
Other comprehensive income	—	—	—	—	(0.9)	—	—	(0.9)	0.4	(0.5)
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.6)	—	—	—	(19.6)	—	(19.6)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0	—	8.0
Shares repurchased	—	—	—	—	—	(1.5)	(50.1)	(50.1)	—	(50.1)
Other restricted share activity	0.2	—	4.2	—	—	(0.3)	(12.8)	(8.6)	—	(8.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(4.5)	(4.5)
Retirement of treasury stock	(3.4)	—	(114.8)	—	—	3.4	114.8	—	—	—
Redemption of convertible subordinated notes	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Other	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2018	147.7	$1.5	$237.2	$4,207.4	$(122.9)	(0.1)	$(1.6)	$4,321.6	$350.2	$4,671.8
Net income	—	—	—	27.7	—	—	—	27.7	0.6	28.3
Other comprehensive income	—	—	—	—	1.8	—	—	1.8	0.3	2.1
Cash dividends declared on common stock ($0.13 per common share)	—	—	—	(19.0)	—	—	—	(19.0)	—	(19.0)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Shares repurchased	—	—	—	—	—	(1.4)	(50.0)	(50.0)	—	(50.0)
Other restricted share activity	—	—	5.4	—	—	—	(2.8)	2.6	—	2.6
Balances at September 30, 2018	147.7	$1.5	$250.2	$4,216.1	$(121.1)	(1.5)	$(54.4)	$4,292.3	$351.1	$4,643.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2019, and the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2019 presentation.
Due to seasonal and other factors, the results of operations for the nine months ended September 30, 2019 may not be indicative of expected results of operations for the year ending December 31, 2019. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $6.2 million and $10.2 million as of September 30, 2019 and December 31, 2018, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2019 and the percentage of the outstanding performance obligations as of September 30, 2019 expected to be delivered during the remainder of 2019:

	Unsatisfied performance obligations at September 30, 2019
	Total Amount	Percent expected to be delivered in 2019
	(in millions)
Rail Products Group:
Products:
External Customers	$1,628.3
Leasing Group	817.4
	$2,445.7	33%

Maintenance Services	$44.9	49%

Railcar Leasing and Management Services Group	$90.0	5%

The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to forty years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of September 30, 2019, we had no finance leases in which we were the lessee.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Consolidated Statement of Operations
Operating lease expense	$4.0	$13.3
Short-term lease expense	$0.9	$3.5

		September 30, 2019
Consolidated Balance Sheet
Right-of-use assets (1)		$45.3
Lease liabilities (2)		$46.0

Weighted average remaining lease term		4.9 years
Weighted average discount rate		4.1%

		Nine Months Ended September 30, 2019
Consolidated Statement of Cash Flows
Cash flows from operating activities		$13.3
Right-of-use assets recognized in exchange for new lease liabilites		$8.4
(1) Included in other assets in our Consolidated Balance Sheet
(2) Included in other liabilities in our Consolidated Balance Sheet
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining three months of 2019	$3.2	$0.9	$4.1
2020	9.5	3.1	12.6
2021	8.2	2.1	10.3
2022	7.5	1.8	9.3
2023	5.5	1.5	7.0
Thereafter	3.3	3.3	6.6
Total operating lease payments	$37.2	$12.7	$49.9
Less: Present value adjustment			(3.9)
Total operating lease liabilities			$46.0

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The majority of our fleet operates on leases that earn fixed monthly lease payments. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties. Our sales-type leases include an option for the lessee to purchase the leased railcars with certain notice. As of September 30, 2019, non-Leasing Group operating leases were not significant, and we had no direct finance leases.

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
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease revenues	$169.5	$506.9
Variable operating lease revenues	12.5	36.6
Sales-type lease revenues	26.3	60.5
Interest income on sales-type lease receivables	0.6	0.9
Profit recognized at sales-type lease commencement	3.7	7.8

Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining three months of 2019	$4.6
2020	15.7
2021	45.9
2022	—
2023	—
Thereafter	—
Total	$66.2
Less: Unearned interest income	(7.8)
Net investment in sales-type leases (1)	$58.4
(1) Includes $0.9 million in receivables, net of allowance and $57.5 million in other assets in our Consolidated Balance Sheet
Future contractual minimum revenues for operating leases will mature as follows (in millions):

Remaining three months of 2019	$149.4
2020	521.3
2021	413.0
2022	314.8
2023	217.1
Thereafter	388.2
Total	$2,003.8

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

Goodwill
As of September 30, 2019 and December 31, 2018, the carrying amount of our goodwill totaled $208.8 million, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$8.3	$10.5	$7.4	$10.1
Warranty costs incurred	(1.7)	(1.1)	(3.2)	(2.9)
Warranty originations and revisions	3.2	(2.1)	5.8	(0.2)
Warranty expirations	—	(0.1)	(0.2)	0.2
Ending balance	$9.8	$7.2	$9.8	$7.2

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
Effective in 2020
ASU 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt ASU 2018-15 effective January 1, 2020 on a prospective basis and are currently evaluating its impact on our Consolidated Financial Statements.

ASU 2016-13 — In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This approach may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses," which excludes operating lease receivables from the scope of ASU 2016-13. ASU 2016-13 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt ASU 2016-13 effective January 1, 2020 on a prospective basis and are currently evaluating its impact on our Consolidated Financial Statements.
Note 2. Discontinued Operations
On November 1, 2018, we completed the spin-off of Arcosa. Upon completion of the spin-off transaction, the accounting requirements for reporting Arcosa as a discontinued operation were met, and, accordingly, Arcosa's historical results have been reclassified to discontinued operations for the periods presented herein.
In connection with the spin-off transaction, Trinity and Arcosa entered into various agreements to effect the distribution and provide a framework for their relationship after the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, and an intellectual property matters agreement. Trinity is also party to certain commercial agreements with Arcosa entities. These agreements have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of Arcosa. The amount billed for transition services provided under the above agreements was not material to our results of operations for the three and nine months ended September 30, 2019.
We incurred $0.5 million and $10.5 million in spin-off related transaction costs during the three months ended September 30, 2019 and 2018, respectively, of which $0.5 million and $9.2 million are included in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations. We incurred $2.3 million and $28.8 million in spin-off related transaction costs during the nine months ended September 30, 2019 and 2018, respectively, of which $2.3 million and $25.6 million are included in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations. These costs primarily relate to the preparation of regulatory filings, investment banking fees, professional fees associated with various legal, accounting, and tax matters related to the spin-off, and other separation activities within the finance, tax, legal, and information technology functions.
Arcosa is a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Arcosa included within discontinued operations may not be indicative of the actual financial results of Arcosa as a stand-alone company.
The following is a summary of operating results included in income (loss) from discontinued operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$—	$334.8	$—	$966.0
Cost of revenues	—	295.6	0.1	786.5
Selling, engineering, and administrative expenses	0.5	35.6	2.8	102.0
Other (income) expense	—	(0.2)	—	1.9
Income (loss) from discontinued operations before income taxes	(0.5)	3.8	(2.9)	75.6
Provision (benefit) for income taxes	(0.1)	4.0	(0.6)	21.2
Income (loss) from discontinued operations, net of income taxes	$(0.4)	$(0.2)	$(2.3)	$54.4

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
Interest Rate Hedges

			Included in accompanying balance sheet at September 30, 2019
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.2)	$—
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.1	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$2.4	$3.3
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.2	$0.2
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.7)	$—
Open hedge:
2017 promissory notes - interest rate swap	$578.6	2.68%	$(34.1)	$34.0	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2019	2018	2019	2018
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$—	$(0.1)	$(0.1)	$(0.1)
2018 secured railcar equipment notes	$0.1	$—	$0.2	$—	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.5	$1.7	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.2	$0.2	$0.2
2017 promissory notes - interest rate cap	$—	$—	$(0.1)	$—	$(0.1)
Open hedge:
2017 promissory notes - interest rate swap	$0.6	$—	$1.9	$—	$2.6
(1) Based on the fair value of open hedges as of September 30, 2019.
Other Derivatives
The effect of commodity and foreign exchange hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein.

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
Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	September 30, 2019	December 31, 2018
	(in millions)
Assets:
Cash equivalents	$18.8	$124.9
Restricted cash	117.5	171.6
Total assets	$136.3	$296.5

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

	Level 2
	September 30, 2019	December 31, 2018
	(in millions)
Liabilities:
Interest rate hedge (1)	$34.1	$12.9
Total liabilities	$34.1	$12.9
(1) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2019 and December 31, 2018, we have no assets measured as Level 3 in the fair value hierarchy.
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
Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and are reflected in "Eliminations — Lease Subsidiary" in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended September 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$326.2	$409.0	$78.4	$—	$—	$—	$813.6
Intersegment Revenue	0.2	314.0	12.0	—	(314.0)	(12.2)	—
Total Revenues	$326.4	$723.0	$90.4	$—	$(314.0)	$(12.2)	$813.6

Operating Profit (Loss)	$115.7	$65.4	$3.9	$(23.9)	$(40.7)	$(0.1)	$120.3

	Three Months Ended September 30, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$227.2	$290.2	$89.5	$—	$—	$—	$606.9
Intersegment Revenue	0.3	207.4	12.9	—	(207.4)	(13.2)	—
Total Revenues	$227.5	$497.6	$102.4	$—	$(207.4)	$(13.2)	$606.9

Operating Profit (Loss)	$92.2	$28.0	$9.5	$(37.4)	$(18.1)	$1.0	$75.2

	Nine Months Ended September 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$803.3	$1,125.9	$225.2	$—	$—	$—	$2,154.4
Intersegment Revenue	0.6	913.0	40.1	—	(913.0)	(40.7)	—
Total Revenues	$803.9	$2,038.9	$265.3	$—	$(913.0)	$(40.7)	$2,154.4

Operating Profit (Loss)	$306.3	$184.0	$16.7	$(78.1)	$(109.5)	$(0.3)	$319.1

	Nine Months Ended September 30, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$614.7	$919.9	$239.5	$—	$—	$—	$1,774.1
Intersegment Revenue	0.8	732.0	32.4	—	(732.0)	(33.2)	—
Total Revenues	$615.5	$1,651.9	$271.9	$—	$(732.0)	$(33.2)	$1,774.1

Operating Profit (Loss)	$255.1	$128.0	$27.7	$(115.0)	$(71.3)	$0.8	$225.3

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
At September 30, 2019, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $186.8 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
Other Investments
TILC holds a 5% equity interest in an RIV fund that is managed and controlled by a third party that is also one of our RIV partners. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not required to consolidate this entity. The carrying value of our investment was not significant to our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	September 30, 2019
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$4.0	$—	$93.6	$97.6
Property, plant, and equipment, net	$5,597.0	$1,794.5	$396.3	$7,787.8
Net deferred profit on railcars sold to the Leasing Group				(871.1)
Consolidated property, plant, and equipment, net				$6,916.7
Restricted cash	$86.5	$30.9	$0.1	$117.5
Debt:
Recourse, net of unamortized discount of $-, $-, $0.2, and $0.2	$—	$—	$474.8	$474.8
Less: unamortized debt issuance costs	—	—	(2.1)	(2.1)
	—	—	472.7	472.7
Non-recourse, net of unamortized discount of $2.5, $-, $-, and $2.5	2,944.7	1,300.6	—	4,245.3
Less: unamortized debt issuance costs	(21.5)	(11.3)	—	(32.8)
	2,923.2	1,289.3	—	4,212.5
Total debt	$2,923.2	$1,289.3	$472.7	$4,685.2
Net deferred tax liabilities	$833.5	$1.0	$(64.8)	$769.7

	December 31, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$6.0	$—	$173.2	$179.2
Property, plant, and equipment, net	$4,976.5	$1,814.7	$370.9	$7,162.1
Net deferred profit on railcars sold to the Leasing Group				(827.7)
Consolidated property, plant, and equipment, net				$6,334.4
Restricted cash	$134.9	$36.6	$0.1	$171.6
Debt:
Recourse, net of unamortized discount of $-, $-, $0.3, and $0.3	$—	$—	$399.7	$399.7
Less: uamortized debt issuance costs	—	—	(2.3)	(2.3)
	—	—	397.4	397.4
Non-recourse, net of unamortized discount of $2.7, $-, $-, and $2.7	2,336.3	1,327.9	—	3,664.2
Less: unamortized debt issuance costs	(19.7)	(12.7)	—	(32.4)
	2,316.6	1,315.2	—	3,631.8
Total debt	$2,316.6	$1,315.2	$397.4	$4,029.2
Net deferred tax liabilities	$797.6	$1.0	$(67.0)	$731.6

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$190.1	$175.9	8.1%	$566.6	$534.7	6.0%
Sales of railcars owned one year or less at the time of sale (1)	136.3	51.6	*	237.3	80.8	*
Total revenues	$326.4	$227.5	43.5	$803.9	$615.5	30.6

Operating profit(2):
Leasing and management	$79.8	$69.7	14.5	$234.6	$216.6	8.3
Railcar sales:
Railcars owned one year or less at the time of sale	17.8	13.1	*	27.0	17.5	*
Railcars owned more than one year at the time of sale	18.1	9.4	*	44.7	21.0	*
Total operating profit	$115.7	$92.2	25.5	$306.3	$255.1	20.1
Total operating profit margin	35.4%	40.5%		38.1%	41.4%

Leasing and management operating profit margin	42.0%	39.6%		41.4%	40.5%

Selected expense information:
Depreciation	$59.4	$48.8	21.7%	$171.6	$140.9	21.8%
Maintenance and compliance	$24.9	$24.1	3.3%	$79.2	$75.5	4.9%
Rent	$3.8	$9.7	(60.8)%	$13.6	$29.7	(54.2)%
Selling, engineering, and administrative expenses	$10.7	$11.9	(10.1)%	$36.2	$36.7	(1.4)%
Interest	$50.0	$37.4	33.7%	$146.4	$101.2	44.7%
 * Not meaningful
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million, respectively, for the three and nine months ended September 30, 2019.
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
During the nine months ended September 30, 2019 and 2018, the Leasing Group recognized sales of leased railcars as follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale (1)	$237.3	$80.8
Railcars owned more than one year at the time of sale	175.0	123.4
	$412.3	$204.2

(1) Includes revenues associated with sales-type leases of $60.5 million for the nine months ended September 30, 2019.
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

	Remaining three months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$146.8	$513.4	$406.9	$310.3	$214.9	$387.4	$1,979.7

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2019 consisted primarily of non-recourse debt. As of September 30, 2019, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,296.0 million which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at September 30, 2019 was $1,289.5 million. See Note 8 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,249.7 million is pledged as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $544.8 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 5 for a description of TRIP Holdings and RIV 2013.
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
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases related to the Leasing Group other than the leases discussed above are as follows:

	Remaining three months of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.2	$9.5	$8.2	$7.5	$5.5	$3.3	$37.2
Future contractual minimum rental revenues	$2.6	$7.9	$6.1	$4.5	$2.2	$0.8	$24.1

Operating lease obligations totaling $3.0 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 in our 2018 Annual Report on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	September 30, 2019	December 31, 2018
	(in millions)
Manufacturing/Corporate:
Land	$25.5	$24.2
Buildings and improvements	389.0	385.5
Machinery and other	548.9	537.2
Construction in progress	50.4	16.3
	1,013.8	963.2
Less accumulated depreciation	(617.5)	(592.3)
	396.3	370.9
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.8	13.5
Equipment on lease	6,677.9	5,934.8
	6,691.7	5,948.3
Less accumulated depreciation	(1,094.7)	(971.8)
	5,597.0	4,976.5
Partially-owned subsidiaries:
Equipment on lease	2,401.0	2,371.9
Less accumulated depreciation	(606.5)	(557.2)
	1,794.5	1,814.7

Deferred profit on railcars sold to the Leasing Group	(1,094.7)	(1,030.0)
Less accumulated amortization	223.6	202.3
	(871.1)	(827.7)
	$6,916.7	$6,334.4

Note 8. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$75.0	$75.0	$—	$—
Senior notes, net of unamortized discount of $0.2 and $0.3	399.8	407.1	399.7	343.7
	474.8	482.1	399.7	343.7
Less: unamortized debt issuance costs	(2.1)		(2.3)
Total recourse debt	472.7		397.4

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	114.7	120.0	133.4	138.0
2009 secured railcar equipment notes	150.7	174.6	159.7	174.0
2010 secured railcar equipment notes	251.2	270.6	257.0	264.0
2017 promissory notes	635.4	635.4	660.2	660.2
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	457.3	478.3	472.2	475.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $2.1 and $2.5	268.3	275.2	279.0	278.1
2019 secured railcar equipment notes, net of unamortized discount of $0.2 and $-	521.3	536.0	—	—
TILC warehouse facility	545.8	545.8	374.8	374.8
	2,944.7	3,035.9	2,336.3	2,364.3
Less: unamortized debt issuance costs	(21.5)		(19.7)
	2,923.2		2,316.6
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	376.8	387.4	386.2	370.9
TRIP Master Funding secured railcar equipment notes	923.8	1,005.6	941.7	963.0
	1,300.6	1,393.0	1,327.9	1,333.9
Less: unamortized debt issuance costs	(11.3)		(12.7)
	1,289.3		1,315.2
Total non–recourse debt	4,212.5		3,631.8
Total debt	$4,685.2	$4,911.0	$4,029.2	$4,041.9
The estimated fair value of our Senior Notes is based on a quoted market price in a market with little activity as of September 30, 2019 and December 31, 2018 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, 2018, and 2019 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of September 30, 2019 and December 31, 2018 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate.
Revolving Credit Facility — We have a $450.0 million unsecured corporate revolving credit facility that matures in November 2023. During the nine months ended September 30, 2019, we had total borrowings of $825.0 million and total repayments of $750.0 million under the revolving credit facility, with a remaining outstanding balance of $75.0 million as of September 30, 2019. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $35.5 million, leaving $339.5 million available for borrowing as of September 30, 2019. The outstanding letters of credit as of September 30, 2019 are scheduled to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate based on LIBOR or an alternate base rate at the time of the borrowing and Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and was initially set at LIBOR plus 1.25% (1.50% as of September 30, 2019). A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.20% as of September 30, 2019).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of September 30, 2019, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
TILC Warehouse Loan Facility — The TILC warehouse loan facility was established to finance railcars owned by TILC. During the nine months ended September 30, 2019, we had total borrowings of $663.1 million and total repayments of $492.1 million under the TILC warehouse loan facility, with a remaining outstanding balance of $545.8 million as of September 30, 2019. The entire unused facility amount of $204.2 million was available as of September 30, 2019 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.69% at September 30, 2019. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
TRL-2019 — In April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Secured Railcar Equipment Notes"). The TRL-2019 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019. Net proceeds received from the transaction were used to repay approximately $347.0 million of borrowings under TILC’s secured warehouse loan facility, to repay approximately $125.0 million of borrowings under the Company’s revolving credit facility, and for general corporate purposes.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of our 2018 Annual Report on Form 10-K.
The remaining principal payments under existing debt agreements as of September 30, 2019 are as follows:

	Remaining three months of 2019	2020	2021	2022	2023	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$75.0	$400.0
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	10.0	29.7	29.1	29.8	16.1	—
2009 secured railcar equipment notes	2.5	6.6	13.4	14.0	11.8	102.4
2010 secured railcar equipment notes	2.6	14.1	20.0	20.9	22.5	171.1
2017 promissory notes	8.3	33.1	33.1	33.2	33.2	494.5
2018 secured railcar equipment notes	5.0	20.0	20.0	20.0	20.0	372.5
TRIHC 2018 secured railcar equipment notes	3.2	10.9	11.9	9.3	11.6	223.5
2019 secured railcar equipment notes	5.3	20.7	22.5	21.5	19.6	431.9
TILC warehouse facility	4.3	17.0	17.0	2.9	—	—
Facility termination payments - TILC warehouse facility	—	—	—	504.6	—	—
TRL 2012 secured railcar equipment notes	4.7	19.3	19.9	19.6	28.5	284.8
TRIP Master Funding secured railcar equipment notes	5.9	32.9	40.4	41.8	37.0	765.8
Total principal payments	$51.8	$204.3	$227.3	$717.6	$275.3	$3,246.5

Subsequent Event — In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Secured Railcar Equipment Notes"). The TRL-2019-2 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “Class A-2 Notes”). The TRL-2019-2 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2019-2 Supplement dated as of October 17, 2019. The Class A-1 Notes and Class A-2 Notes bear interest at fixed rates of 2.39% and 3.10%, respectively, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019. Net proceeds received from the transaction are being used to repay approximately $167 million in outstanding borrowings under the Leasing Group's secured warehouse loan facility, to repay approximately $125 million in outstanding borrowings under the Company's revolving credit facility, and for general corporate purposes.
Note 9. Income Taxes
Our effective tax rates were 27.5% and 26.1% for the three and nine months ended September 30, 2019, respectively, and 19.0% and 23.5% for the three and nine months ended September 30, 2018, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, excess tax benefits of equity based compensation, tax return true-ups, and non-deductible executive compensation.
Our federal tax years remain open under statute from 2014 forward. The 2014-2017 tax years have been reviewed by the Internal Revenue Service but remain open due to tax loss carryback claims that have been filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes remain open from 2013 forward. We believe we are appropriately reserved for any potential matters.
During the nine months ended September 30, 2019, we effectively settled a state tax audit resulting in a decrease in uncertain tax positions of $5.7 million.

Note 10. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Expense Components
Service cost	$—	$—	$0.1	$0.1
Interest	5.0	4.6	14.8	13.7
Expected return on plan assets	(5.8)	(6.9)	(17.3)	(20.6)
Amortization of actuarial loss	1.2	1.3	3.4	3.6
Net periodic benefit cost	0.4	(1.0)	1.0	(3.2)
Profit sharing	3.1	2.6	8.3	7.6
Net expense	$3.5	$1.6	$9.3	$4.4

We had no contributions to our defined benefit pension plans for the three months ended September 30, 2019. We contributed $0.2 million to our defined benefit pension plans for the nine months ended September 30, 2019. We contributed $28.0 million and $31.7 million to our defined benefit pension plans for the three and nine months ended September 30, 2018, respectively. We do not expect any further contributions to our defined benefit pension plans in 2019. The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations.
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled between late 2020 and early 2021, subject to required governmental approvals, and would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we expect to recognize pre-tax pension settlement charges totaling between $145 million and $195 million. This range includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL, which totaled approximately $140.4 million ($107.2 million, net of tax) as of December 31, 2018; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $25 million. The actual amount of the settlement charges and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.
Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the nine months ended September 30, 2019 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2018	$(1.3)	$(8.3)	$(107.2)	$(116.8)
Other comprehensive loss, net of tax, before reclassifications	—	(18.1)	—	(18.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.7, $0.9, and $1.6	—	2.9	2.5	5.4
Less: noncontrolling interest	—	(1.0)	—	(1.0)
Other comprehensive income (loss)	—	(16.2)	2.5	(13.7)
Balances at September 30, 2019	$(1.3)	$(24.5)	$(104.7)	$(130.5)

See Note 3 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.

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
During the three and nine months ended September 30, 2019, we repurchased 5,171,489 and 10,778,492 shares, respectively, at a cost of approximately $100.9 million and $233.9 million, respectively. The total for the nine months ended September 30, 2019 includes 2,607,172 shares at a cost of approximately $70.0 million representing the final settlement of the ASR Program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018. As of September 30, 2019, the Company had a remaining authorization to repurchase up to $186.1 million, not to exceed 5.5 million shares, of its common stock under the current repurchase program. Certain shares of stock repurchased during September 2019, totaling $9.0 million, were cash settled in October 2019 in accordance with normal settlement practices.
During the three and nine months ended September 30, 2018, 1,356,484 and 4,327,158 shares, respectively, were repurchased at a cost of approximately $50.0 million and $150.1 million, respectively, under the prior share repurchase program.
Stock-Based Compensation
Stock-based compensation totaled approximately $8.4 million and $21.4 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation totaled approximately $7.6 million and $21.8 million for the three and nine months ended September 30, 2018, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Expense related to restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Expense related to restricted stock awards granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year.
The following table summarizes stock-based compensation awards granted during the nine months ended September 30, 2019:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	956,235	$22.20
Restricted stock awards	20,321	$22.27
Performance units	476,394	$22.22

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes 1) the net impact of unvested RSAs and RSUs and 2) with respect to the nine months ended September 30, 2018, the dilutive impact of our then-outstanding convertible notes due 2036 (the "Convertible Notes"), which were converted and settled in cash during the second quarter of 2018. See Note 11 of our 2018 Annual Report on Form 10-K for further information regarding the settlement of the Convertible Notes. Total weighted average restricted shares were 5.5 million shares for the three and nine months ended September 30, 2019, respectively. Approximately 1.2 million and 0.2 million of these shares were excluded from the EPS calculation for the three and nine months ended September 30, 2019, respectively as their effect would have been antidilutive. Total weighted average restricted shares were 5.9 million shares for the three and nine months ended September 30, 2018, respectively. There were no antidilutive restrictive shares for the three and nine months ended September 30, 2018.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Income from continuing operations	$48.1	$28.5	$116.9	$81.0
Less: Net (income) loss attributable to noncontrolling interest	1.3	(0.6)	1.4	(3.4)
Unvested restricted share participation — continuing operations	(0.6)	(0.6)	(1.6)	(1.9)
Net income from continuing operations attributable to Trinity Industries, Inc.	48.8	27.3	116.7	75.7
Net income (loss) from discontinued operations, net of income taxes	(0.4)	(0.2)	(2.3)	54.4
Unvested restricted share participation — discontinued operations	—	—	—	(0.5)
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(0.4)	(0.2)	(2.3)	53.9
Net income attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$48.4	$27.1	$114.4	$129.6

Basic weighted average shares outstanding	124.7	145.0	127.6	146.1
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	1.3	0.8	1.6	0.9
Convertible subordinated notes	—	—	—	1.8
Diluted weighted average shares outstanding	126.0	145.8	129.2	148.8

Basic earnings per common share:
Income from continuing operations	$0.39	$0.19	$0.91	$0.52
Income (loss) from discontinued operations	—	—	(0.02)	0.37
Basic net income attributable to Trinity Industries, Inc.	$0.39	$0.19	$0.89	$0.89
Diluted earnings per common share:
Income from continuing operations	$0.39	$0.19	$0.90	$0.51
Income (loss) from discontinued operations	—	—	(0.02)	0.36
Diluted net income attributable to Trinity Industries, Inc.	$0.39	$0.19	$0.88	$0.87

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
State, county, and municipal actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); the New Jersey False Claims Act (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County); and the California False Claims Act (State of California ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. RG 14721864, in the Superior Court of California, Alameda County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in all of the above-referenced state qui tam cases except Virginia.
In a similar Georgia state qui tam action filed by Mr. Harman (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia), on July 24, 2019, the Court entered an order dismissing Mr. Harman’s complaint without prejudice for lack of subject matter jurisdiction.
In a similar Illinois state qui tam action filed by Mr. Harman (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois), on September 27, 2019, Mr. Harman filed an Unopposed Motion for Voluntary Dismissal with prejudice. On October 7, 2019, the Court entered an order dismissing the case.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Indiana, Iowa, Minnesota, Montana, Nevada, and Rhode Island were dismissed earlier this year.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). The parties reached an agreement to settle all claims in this case without any admission of liability or fault for $7.5 million, and on September 23, 2019, entered into a Stipulation of Settlement. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged by Lead Plaintiffs in this case. The settlement is subject to final court approval. On September 24, 2019, Lead Plaintiffs filed with the Court an Unopposed Motion for Preliminary Approval of Settlement and Approval of Notice to the Class. We have accrued a $2.5 million charge for these claims, net of insurance recoveries, which is included in the amounts described below under "Other matters".

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $29.6 million to $46.2 million, which includes our rights in indemnity and recourse to third parties of approximately $24.0 million, which is recorded in Other Assets on our Consolidated Balance Sheet as of September 30, 2019. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation” and the settlement described above in the section titled "Shareholder class actions." At September 30, 2019, total accruals of $33.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.4 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
As of September 30, 2019, assets held by the Combined Non-Guarantor Subsidiaries included $92.7 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,251.1 million of equipment securing certain non-recourse debt, and $127.4 million of assets located in foreign locations. As of December 31, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $132.9 million of restricted cash that was not available for distribution to the Parent, $5,316.2 million of equipment securing certain non-recourse debt, $67.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $116.0 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$566.3	$311.3	$(64.0)	$813.6
Cost of revenues	1.1	466.8	254.7	(73.5)	649.1
Selling, engineering, and administrative expenses	24.0	24.2	13.9	—	62.1
Gains on dispositions of property	(0.2)	11.3	6.8	—	17.9
	25.3	479.7	261.8	(73.5)	693.3
Operating profit (loss)	(25.3)	86.6	49.5	9.5	120.3
Other (income) expense	(0.6)	4.8	50.1	(0.3)	54.0
Equity in earnings of subsidiaries, net of taxes	75.6	6.0	8.1	(89.7)	—
Income from continuing operations before income taxes	50.9	87.8	7.5	(79.9)	66.3
Provision (benefit) for income taxes	1.4	21.5	1.0	(5.7)	18.2
Income from continuing operations	49.5	66.3	6.5	(74.2)	48.1
Income (loss) from discontinued operations, net of income taxes	(0.5)	—	0.1	—	(0.4)
Net income	49.0	66.3	6.6	(74.2)	47.7
Net loss attributable to noncontrolling interest	—	—	—	(1.3)	(1.3)
Net income attributable to controlling interest	$49.0	$66.3	$6.6	$(72.9)	$49.0

Net income	$49.0	$66.3	$6.6	$(74.2)	$47.7
Other comprehensive income (loss)	0.9	—	(3.6)	—	(2.7)
Comprehensive income	49.9	66.3	3.0	(74.2)	45.0
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.9)	(0.9)
Comprehensive income attributable to controlling interest	$49.9	$66.3	$3.0	$(73.3)	$45.9

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$449.0	$231.5	$(73.6)	$606.9
Cost of revenues	1.6	375.2	171.9	(82.2)	466.5
Selling, engineering, and administrative expenses	35.6	28.3	11.7	—	75.6
Gains on dispositions of property	—	8.4	2.0	—	10.4
	37.2	395.1	181.6	(82.2)	531.7
Operating profit (loss)	(37.2)	53.9	49.9	8.6	75.2
Other (income) expense	(3.9)	8.4	35.5	—	40.0
Equity in earnings of subsidiaries, net of taxes	63.8	8.0	7.3	(79.1)	—
Income before income taxes	30.5	53.5	21.7	(70.5)	35.2
Provision (benefit) for income taxes	(5.3)	8.4	2.4	1.2	6.7
Income from continuing operations	35.8	45.1	19.3	(71.7)	28.5
Income (loss) from discontinued operations, net of income taxes	(8.1)	—	7.9	—	(0.2)
Net income	27.7	45.1	27.2	(71.7)	28.3
Net income attributable to noncontrolling interest	—	—	—	0.6	0.6
Net income attributable to controlling interest	$27.7	$45.1	$27.2	$(72.3)	$27.7

Net income	$27.7	$45.1	$27.2	$(71.7)	$28.3
Other comprehensive income	1.4	—	0.7	—	2.1
Comprehensive income	29.1	45.1	27.9	(71.7)	30.4
Comprehensive income attributable to noncontrolling interest	—	—	—	0.9	0.9
Comprehensive income attributable to controlling interest	$29.1	$45.1	$27.9	$(72.6)	$29.5

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,492.7	$853.1	$(191.4)	$2,154.4
Cost of revenues	2.3	1,246.1	664.3	(221.7)	1,691.0
Selling, engineering, and administrative expenses	71.3	77.6	42.6	—	191.5
Gains on dispositions of property	(0.2)	20.4	27.0	—	47.2
	73.8	1,303.3	679.9	(221.7)	1,835.3
Operating profit (loss)	(73.8)	189.4	173.2	30.3	319.1
Other (income) expense	—	14.6	146.7	(0.3)	161.0
Equity in earnings of subsidiaries, net of taxes	195.4	32.0	19.7	(247.1)	—
Income from continuing operations before income taxes	121.6	206.8	46.2	(216.5)	158.1
Provision (benefit) for income taxes	3.5	46.9	3.3	(12.5)	41.2
Income from continuing operations	118.1	159.9	42.9	(204.0)	116.9
Loss from discontinued operations, net of income taxes	(2.1)	—	(0.2)	—	(2.3)
Net income	116.0	159.9	42.7	(204.0)	114.6
Net loss attributable to noncontrolling interest	—	—	—	(1.4)	(1.4)
Net income attributable to controlling interest	$116.0	$159.9	$42.7	$(202.6)	$116.0

Net income	$116.0	$159.9	$42.7	$(204.0)	$114.6
Other comprehensive income (loss)	2.5	—	(15.2)	—	(12.7)
Comprehensive income	118.5	159.9	27.5	(204.0)	101.9
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.4)	(0.4)
Comprehensive income attributable to controlling interest	$118.5	$159.9	$27.5	$(203.6)	$102.3

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,288.6	$692.4	$(206.9)	$1,774.1
Cost of revenues	2.3	1,059.1	515.3	(228.4)	1,348.3
Selling, engineering, and administrative expenses	109.9	84.0	30.7	—	224.6
Gains on dispositions of property	1.4	18.5	4.2	—	24.1
	110.8	1,124.6	541.8	(228.4)	1,548.8
Operating profit (loss)	(110.8)	164.0	150.6	21.5	225.3
Other (income) expense	(1.4)	24.2	96.6	—	119.4
Equity in earnings of subsidiaries, net of taxes	247.7	35.2	20.2	(303.1)	—
Income from continuing operations before income taxes	138.3	175.0	74.2	(281.6)	105.9
Provision (benefit) for income taxes	(6.3)	33.4	6.6	(8.8)	24.9
Income from continuing operations	144.6	141.6	67.6	(272.8)	81.0
Income (loss) from discontinued operations, net of income taxes	(12.6)	—	67.0	—	54.4
Net income	132.0	141.6	134.6	(272.8)	135.4
Net income attributable to noncontrolling interest	—	—	—	3.4	3.4
Net income attributable to controlling interest	$132.0	$141.6	$134.6	$(276.2)	$132.0

Net income	$132.0	$141.6	$134.6	$(272.8)	$135.4
Other comprehensive income	1.8	—	1.7	—	3.5
Comprehensive income	133.8	141.6	136.3	(272.8)	138.9
Comprehensive income attributable to noncontrolling interest	—	—	—	4.5	4.5
Comprehensive income attributable to controlling interest	$133.8	$141.6	$136.3	$(277.3)	$134.4

Condensed Consolidating Balance Sheet
September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$87.4	$2.3	$32.7	$(24.8)	$97.6
Receivables, net of allowance	2.9	227.6	74.2	—	304.7
Income tax receivable	21.1	—	—	—	21.1
Inventory	—	592.4	40.6	(0.1)	632.9
Property, plant, and equipment, net	42.3	1,275.9	6,387.5	(789.0)	6,916.7
Investments in and advances to subsidiaries	4,655.8	3,167.3	357.0	(8,180.1)	—
Restricted cash	—	—	92.7	24.8	117.5
Goodwill and other assets	252.1	300.0	62.8	(62.3)	552.6
	$5,061.6	$5,565.5	$7,047.5	$(9,031.5)	$8,643.1
Liabilities:
Accounts payable	$4.3	$171.5	$74.7	$0.3	$250.8
Accrued liabilities	179.8	34.4	158.6	(3.9)	368.9
Debt	472.7	—	4,212.5	—	4,685.2
Deferred income taxes	—	860.4	2.2	(78.5)	784.1
Advances from subsidiaries	1,893.8	—	—	(1,893.8)	—
Other liabilities	51.7	41.9	1.2	—	94.8
Total stockholders' equity	2,459.3	4,457.3	2,598.3	(7,055.6)	2,459.3
	$5,061.6	$5,565.5	$7,047.5	$(9,031.5)	$8,643.1

Condensed Consolidating Balance Sheet
December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$154.7	$4.1	$59.1	$(38.7)	$179.2
Receivables, net of allowance	12.5	181.8	82.3	—	276.6
Income tax receivable	40.4	—	—	—	40.4
Inventory	—	485.8	40.9	(2.0)	524.7
Property, plant, and equipment, net	42.0	1,436.3	5,579.7	(723.6)	6,334.4
Investments in and advances to subsidiaries	4,558.6	2,981.7	661.1	(8,201.4)	—
Restricted cash	—	—	132.9	38.7	171.6
Goodwill and other assets	205.1	197.9	106.8	(47.5)	462.3
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2
Liabilities:
Accounts payable	$8.6	$134.0	$69.9	$(0.4)	$212.1
Accrued liabilities	184.3	55.4	128.7	(0.1)	368.3
Debt	397.4	—	3,631.8	—	4,029.2
Deferred income	—	16.5	1.2	—	17.7
Deferred income taxes	—	790.3	—	(47.2)	743.1
Advances from subsidiaries	1,804.2	—	—	(1,804.2)	—
Other liabilities	56.8	—	—	—	56.8
Total stockholders' equity	2,562.0	4,291.4	2,831.2	(7,122.6)	2,562.0
	$5,013.3	$5,287.6	$6,662.8	$(8,974.5)	$7,989.2

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$116.0	$159.9	$42.7	$(204.0)	$114.6
Loss from discontinued operations	2.1	—	0.2	—	2.3
Equity in earnings of subsidiaries, net of taxes	(195.4)	(32.0)	(19.7)	247.1	—
Other	(17.2)	(159.3)	257.5	(33.9)	47.1
Net cash provided by (used in) operating activities	(94.5)	(31.4)	280.7	9.2	164.0

Investing activities:
Proceeds from railcar lease fleet sales owned more than one year	—	1,184.6	180.0	(1,189.6)	175.0
Proceeds from dispositions of property and other assets	—	6.3	13.2	—	19.5
Capital expenditures – leasing	—	(911.4)	(1,132.5)	1,189.6	(854.3)
Capital expenditures – manufacturing and other	(4.0)	(31.7)	(27.6)	—	(63.3)
(Increase) decrease in investment in partially-owned subsidiaries	—	1.6	—	(1.6)	—
Other	—	—	(0.2)	—	(0.2)
Net cash (used in) provided by investing activities	(4.0)	249.4	(967.1)	(1.6)	(723.3)

Financing activities:
Payments to retire debt	(750.0)	—	(610.8)	—	(1,360.8)
Proceeds from issuance of debt	825.0	—	1,185.2	—	2,010.2
Shares repurchased	(154.9)	—	—	—	(154.9)
Dividends paid to common shareholders	(60.8)	—	—	—	(60.8)
Purchase of shares to satisfy employee tax on vested stock	(8.0)	—	—	—	(8.0)
Distributions to noncontrolling interest	—	—	(2.1)	—	(2.1)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(1.6)	1.6	—
Change in intercompany financing between entities	179.9	(219.8)	49.1	(9.2)	—
Net cash (used in) provided by financing activities	31.2	(219.8)	619.8	(7.6)	423.6
Net decrease in cash, cash equivalents, and restricted cash	(67.3)	(1.8)	(66.6)	—	(135.7)
Cash, cash equivalents, and restricted cash at beginning of period	154.7	4.1	192.0	—	350.8
Cash, cash equivalents, and restricted cash at end of period	$87.4	$2.3	$125.4	$—	$215.1

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$132.0	$141.6	$134.6	$(272.8)	$135.4
Income (loss) from discontinued operations	12.6	—	(67.0)	—	(54.4)
Equity in earnings of subsidiaries, net of taxes	(247.7)	(35.2)	(20.2)	303.1	—
Other	(39.5)	29.0	132.9	(23.9)	98.5
Net cash (used in) provided by operating activities – continuing operations	(142.6)	135.4	180.3	6.4	179.5
Net cash (used in) provided by operating activities – discontinued operations	(12.6)	—	153.0	—	140.4
Net cash (used in) provided by operating activities	(155.2)	135.4	333.3	6.4	319.9

Investing activities:
Decrease in short-term marketable securities	319.5	—	—	—	319.5
Proceeds from railcar lease fleet sales owned more than one year	—	707.8	63.3	(647.7)	123.4
Proceeds from dispositions of property and other assets	0.2	3.8	2.9	—	6.9
Capital expenditures – leasing	—	(611.9)	(711.6)	647.7	(675.8)
Capital expenditures – manufacturing and other	(11.6)	(9.9)	(8.5)	—	(30.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	7.1	—	(7.1)	—
Other	—	—	(1.9)	—	(1.9)
Net cash (used in) provided by investing activities – continuing operations	308.1	96.9	(655.8)	(7.1)	(257.9)
Net cash used in investing activities – discontinued operations	—	—	(53.1)	—	(53.1)
Net cash (used in) provided by investing activities	308.1	96.9	(708.9)	(7.1)	(311.0)

Financing activities:
Payments to retire debt	(647.6)	(1.8)	(89.5)	—	(738.9)
Proceeds from issuance of debt	—	—	561.3	—	561.3
Shares repurchased	(156.1)	—	—	—	(156.1)
Dividends paid to common shareholders	(58.1)	—	—	—	(58.1)
Purchase of shares to satisfy employee tax on vested stock	(11.5)	—	—	—	(11.5)
Distributions to noncontrolling interest	—	—	(10.3)	—	(10.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	7.1	(7.1)	—
Change in intercompany financing between entities	289.6	(161.9)	(135.5)	7.8	—
Other	—	—	(3.2)	—	(3.2)
Net cash (used in) provided by financing activities	(583.7)	(163.7)	329.9	0.7	(416.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(430.8)	68.6	(45.7)	—	(407.9)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$333.1	$70.2	$162.6	$—	$565.9

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

•	the timing of introduction of new products;

•	the timing and delivery of customer orders, sales of leased railcars, or a breach of customer contracts;

•	the creditworthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by our manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies, and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation, including trial and appellate costs;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•
legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;

•
actions by U.S. and/or foreign governments (particularly Mexico and Canada) relative to federal government budgeting, taxation policies, government expenditures, borrowing/debt ceiling limits, tariffs, and trade policies;

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
Arcosa's results of operations have been presented as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Additionally, all intersegment sales between Arcosa and us, previously recorded as intersegment sales and eliminated in consolidation prior to the Arcosa spin-off, are now reflected as third-party sales. These sales, along with their related costs, are no longer eliminated in consolidation.
All segment results set forth herein have been recast to present results on a comparable basis.

Executive Summary
Financial and Operational Highlights

•
Our revenues for the nine months ended September 30, 2019 were $2,154.4 million representing an increase of 21.4%, compared to the nine months ended September 30, 2018. Our operating profit for the nine months ended September 30, 2019 was $319.1 million representing an increase of 41.6%, compared to the nine months ended September 30, 2018.

•
The Railcar Leasing and Management Services Group (the "Leasing Group") reported additions to the wholly-owned and partially-owned lease fleet of 7,220 railcars, for a total of 102,090 railcars as of September 30, 2019, an increase of 7.6% compared to September 30, 2018.

•
For the nine months ended September 30, 2019, we made a net investment in our lease fleet of approximately $679.3 million, which includes new railcar additions and railcar modifications, net of deferred profit; secondary market purchases; and proceeds from the sales of leased railcars owned more than one year at the time of sale.

•
The Leasing Group's lease fleet of 102,090 company-owned rail cars was 96.7% utilized as of September 30, 2019, in comparison to a lease fleet utilization of 97.6% on 94,870 company-owned railcars as of September 30, 2018. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

•
The total value of the railcar backlog at September 30, 2019 was $2.4 billion, compared to $3.2 billion at September 30, 2018. The Rail Products Group received orders for 7,635 railcars and delivered 15,080 railcars in the nine months ended September 30, 2019, in comparison to orders for 20,750 railcars and deliveries of 14,820 railcars in the nine months ended September 30, 2018.

See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
Debt and Capital Allocation Updates

•
In connection with the Company's ongoing efforts to optimize its balance sheet, in April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 3.82% and have a stated final maturity date of 2049.

•
We repurchased approximately 5.2 million and 10.8 million shares during the three and nine months ended September 30, 2019, respectively, at a cost of approximately $100.9 million and $233.9 million. The total for the nine months ended September 30, 2019 includes the completion of our previously announced accelerated share repurchase program. As of September 30, 2019, the Company had a remaining authorization to repurchase up to $186.1 million, not to exceed 5.5 million shares, of its common stock under the current repurchase program.

See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.
Subsequent Events

•
In October 2019, TRL-2019 issued an additional $386.5 million of TRL-2019 Secured Railcar Equipment Notes, consisting of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “Class A-2 Notes”). The Class A-1 Notes and Class A-2 Notes bear interest at fixed rates of 2.39% and 3.10%, respectively, and have a stated final maturity date of 2049. Net proceeds received from the transaction are being used to repay approximately $167 million in outstanding borrowings under the Leasing Group's secured warehouse loan facility, to repay approximately $125 million in outstanding borrowings under the Company's revolving credit facility, and for general corporate purposes.

Cyclical and Seasonal Trends Impacting Our Business
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
Recent Market Developments
Demand for railcars continued at lower levels during the third quarter of 2019 due to economic uncertainty associated with industrial production and global tariffs and trade policies. These factors, combined with pressure on railcar loading volumes, are impacting railcar lease rates and utilization, as well as orders for new railcars, and we currently expect this trend to continue in the near term. We believe that our flexible manufacturing platform is designed to respond to cyclical changes in demand.
Strategic Initiatives
We are finalizing the initial phase of efforts to optimize our manufacturing footprint and to streamline certain functions to support our rail-focused strategy. In the fourth quarter, in connection with our assessment of future needs to support our go-forward business strategy, we anticipate recognizing a restructuring charge of approximately $10 million to $20 million, primarily from write-downs related to underutilized assets in our manufacturing footprint, and employee transition costs. We estimate that these actions will generate future annualized cost savings of approximately $8 million to $10 million. We expect to identify additional streamlining and cost savings opportunities in 2020.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$813.6	$606.9	$2,154.4	$1,774.1
Cost of revenues	649.1	466.5	1,691.0	1,348.3
Selling, engineering, and administrative expenses	62.1	75.6	191.5	224.6
Gains on disposition of property	17.9	10.4	47.2	24.1
Total operating profit	120.3	75.2	319.1	225.3
Interest expense, net	54.0	40.4	160.8	122.9
Other, net	—	(0.4)	0.2	(3.5)
Income from continuing operations before income taxes	66.3	35.2	158.1	105.9
Provision for income taxes	18.2	6.7	41.2	24.9
Income from continuing operations	$48.1	$28.5	$116.9	$81.0
Revenues

The tables below present revenues by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$326.2	$0.2	$326.4	43.5%
Rail Products Group	409.0	314.0	723.0	45.3
All Other	78.4	12.0	90.4	(11.7)
Segment Totals before Eliminations	813.6	326.2	1,139.8	37.7
Eliminations – Lease subsidiary	—	(314.0)	(314.0)
Eliminations – Other	—	(12.2)	(12.2)
Consolidated Total	$813.6	$—	$813.6	34.1

	Three Months Ended September 30, 2018
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$227.2	$0.3	$227.5
Rail Products Group	290.2	207.4	497.6
All Other	89.5	12.9	102.4
Segment Totals before Eliminations	606.9	220.6	827.5
Eliminations – Lease subsidiary	—	(207.4)	(207.4)
Eliminations – Other	—	(13.2)	(13.2)
Consolidated Total	$606.9	$—	$606.9

	Nine Months Ended September 30, 2019
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$803.3	$0.6	$803.9	30.6%
Rail Products Group	1,125.9	913.0	2,038.9	23.4
All Other	225.2	40.1	265.3	(2.4)
Segment Totals before Eliminations	2,154.4	953.7	3,108.1	22.4
Eliminations – Lease subsidiary	—	(913.0)	(913.0)
Eliminations – Other	—	(40.7)	(40.7)
Consolidated Total	$2,154.4	$—	$2,154.4	21.4

	Nine Months Ended September 30, 2018
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$614.7	$0.8	$615.5
Rail Products Group	919.9	732.0	1,651.9
All Other	239.5	32.4	271.9
Segment Totals before Eliminations	1,774.1	765.2	2,539.3
Eliminations – Lease subsidiary	—	(732.0)	(732.0)
Eliminations – Other	—	(33.2)	(33.2)
Consolidated Total	$1,774.1	$—	$1,774.1
Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$210.7	$135.3	$497.6	$360.4
Rail Products Group	657.6	469.6	1,854.9	1,523.9
All Other	86.5	92.9	248.6	244.2
Segment Totals before Eliminations and Corporate Expenses	954.8	697.8	2,601.1	2,128.5
Corporate	23.9	37.4	78.1	115.0
Eliminations – Lease subsidiary	(273.3)	(189.3)	(803.5)	(660.7)
Eliminations – Other	(12.1)	(14.2)	(40.4)	(34.0)
Consolidated Total	$693.3	$531.7	$1,835.3	$1,548.8
Operating Profit
Operating profit by segment for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Railcar Leasing and Management Services Group	$115.7	$92.2	$306.3	$255.1
Rail Products Group	65.4	28.0	184.0	128.0
All Other	3.9	9.5	16.7	27.7
Segment Totals before Eliminations and Corporate Expenses	185.0	129.7	507.0	410.8
Corporate	(23.9)	(37.4)	(78.1)	(115.0)
Eliminations – Lease subsidiary	(40.7)	(18.1)	(109.5)	(71.3)
Eliminations – Other	(0.1)	1.0	(0.3)	0.8
Consolidated Total	$120.3	$75.2	$319.1	$225.3

Discussion of Consolidated Results
Revenues — Our revenues for the three months ended September 30, 2019 were $813.6 million, representing an increase of $206.7 million, or 34.1%, over the prior year period, primarily related to favorable pricing and product mix on external railcar sales, as well as higher railcar deliveries in the Rail Products Group. Additionally, revenues increased in the Leasing Group primarily from a higher volume of railcars sold from our lease fleet and higher leasing and management services revenue.
Our revenues for the nine months ended September 30, 2019 were $2,154.4 million, representing an increase of $380.3 million, or 21.4%, over the prior year period, primarily related to a higher volume of railcars sold from our lease fleet and higher leasing and management services revenue in the Leasing Group. Additionally, revenues increased in the Rail Products Group as a result of favorable pricing and product mix on external railcar sales and growth in our maintenance services business.
Cost of revenues — Our cost of revenues for the three months ended September 30, 2019 were $649.1 million, representing an increase of $182.6 million, or 39.1%, over the prior year period. Our cost of revenues for the nine months ended September 30, 2019 were $1,691.0 million, representing an increase of $342.7 million, or 25.4%, over the prior year period. The increase in cost of revenues in our Rail Products Group resulted primarily from product mix changes on external railcar sales and higher volumes in our maintenance services business. Additionally, cost of revenues increased in the Leasing Group due to a higher volume of railcars sold, including cost of revenues attributable to sales-type leases, and increased depreciation expense associated with the growth of our lease fleet.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 17.9% and 14.7% for the three and nine months ended September 30, 2019, respectively, when compared to the prior year period primarily due to cost reductions associated with optimizing our post-spin corporate structure.
Gains on disposition of property — Gains on disposition of property increased by $7.5 million and $23.1 million for the three and nine months ended September 30, 2019, respectively, when compared to the prior year period primarily due to higher sales of leased railcars.
Operating profit — Operating profit for the three months ended September 30, 2019 totaled $120.3 million, representing an increase of 60.0% from the prior year period. Operating profit for the nine months ended September 30, 2019 totaled $319.1 million, representing an increase of 41.6% from the prior year period. The increase in operating profit resulted primarily from favorable product mix changes in the Rail Products Group, higher profits from railcar sales in the Leasing Group, and reductions in corporate selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net — Interest expense, net for the three and nine months ended September 30, 2019 totaled $54.0 million and $160.8 million, respectively, compared to $40.4 million and $122.9 million for the three and nine months ended September 30, 2018, respectively. The increase in interest expense for the three and nine months ended September 30, 2019 was primarily driven by higher debt obligations associated with the Leasing Group and lower interest income when compared to the prior year period. However, in comparison to the prior year period, interest expense for the nine months ended September 30, 2019 was favorably impacted by the retirement of the convertible notes in the second quarter of 2018.
Other, net — For the nine months ended September 30, 2019, the increase in expense was primarily due to higher net periodic benefit costs associated with our company-sponsored pension plans.
Income taxes — Our effective tax rates were 27.5% and 26.1% for the three and nine months ended September 30, 2019, respectively, and 19.0% and 23.5% for the three and nine months ended September 30, 2018, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, excess tax benefits of equity based compensation, tax return true-ups, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the nine months ended September 30, 2019 totaled $18.4 million. The total net income tax receivable position as of September 30, 2019 was $16.7 million.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$190.1	$175.9	8.1%	$566.6	$534.7	6.0%
Sales of railcars owned one year or less at the time of sale (1)	136.3	51.6	*	237.3	80.8	*
Total revenues	$326.4	$227.5	43.5	$803.9	$615.5	30.6

Operating profit(2):
Leasing and management	$79.8	$69.7	14.5	$234.6	$216.6	8.3
Railcar sales:
Railcars owned one year or less at the time of sale	17.8	13.1	*	27.0	17.5	*
Railcars owned more than one year at the time of sale	18.1	9.4	*	44.7	21.0	*
Total operating profit	$115.7	$92.2	25.5	$306.3	$255.1	20.1
Total operating profit margin	35.4%	40.5%		38.1%	41.4%

Leasing and management operating profit margin:	42.0%	39.6%		41.4%	40.5%

Selected expense information:
Depreciation	$59.4	$48.8	21.7%	$171.6	$140.9	21.8%
Maintenance and compliance	$24.9	$24.1	3.3%	$79.2	$75.5	4.9%
Rent	$3.8	$9.7	(60.8)%	$13.6	$29.7	(54.2)%
Selling, engineering, and administrative expenses	$10.7	$11.9	(10.1)%	$36.2	$36.7	(1.4)%
Interest	$50.0	$37.4	33.7%	$146.4	$101.2	44.7%
 * Not meaningful
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million, respectively, for the three and nine months ended September 30, 2019.
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
Total revenues for the Railcar Leasing and Management Services Group increased by 43.5% and 30.6% for the three and nine months ended September 30, 2019, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less increased due to a higher volume and mix of railcars sold from the fleet. Additionally, leasing and management revenues increased 8.1% and 6.0% for the three and nine months ended September 30, 2019, respectively, as a result of growth in the lease fleet and higher average lease rates when compared to the three and nine months ended September 30, 2018.
During the nine months ended September 30, 2019 and 2018, the Leasing Group recognized sales of leased railcars as follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Railcars owned one year or less at the time of sale (1)	$237.3	$80.8
Railcars owned more than one year at the time of sale	175.0	123.4
	$412.3	$204.2
(1) Includes revenues associated with sales-type leases of $60.5 million for the nine months ended September 30, 2019.
Operating profit increased by 25.5% and 20.1% for the three and nine months ended September 30, 2019, respectively, compared to the prior year period primarily due to higher profits from railcar sales, growth in the lease fleet, and lower rent expense resulting from the purchase of 6,779 railcars during the first quarter of 2019, which were previously under lease and are now wholly-owned. These increases were partially offset by higher depreciation expense associated with the growth in the lease fleet. See "Liquidity and Capital Resources" below for further information regarding the leased railcar purchase.

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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	September 30, 2019	September 30, 2018
Number of railcars:
Wholly-owned	77,485	70,220
Partially-owned	24,605	24,650
	102,090	94,870
Managed (third-party owned)	24,215	27,160
	126,305	122,030
Company-owned railcars (1):
Average age in years	9.4	8.9
Average remaining lease term in years	3.4	3.5
Fleet utilization	96.7%	97.6%
(1) Company-owned railcars includes wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Rail Products	$612.3	$408.2	50.0%	$1,723.5	$1,413.1	22.0%
Maintenance services	99.8	76.5	30.5	277.4	200.5	38.4
Other	10.9	12.9	(15.5)	38.0	38.3	(0.8)
Total revenues	723.0	497.6	45.3	2,038.9	1,651.9	23.4

Operating costs:
Cost of revenues	644.8	457.0	41.1	1,816.4	1,486.3	22.2
Selling, engineering, and administrative expenses	12.5	12.6	(0.8)	38.2	37.6	1.6
Losses on dispositions of property	0.3	—	*	0.3	—	*
Operating profit	$65.4	$28.0	133.6	$184.0	$128.0	43.8
Operating profit margin	9.0%	5.6%		9.0%	7.7%
* Not meaningful
Information related to our Rail Products Group backlog of railcars is summarized below:

	September 30,
	2019	2018	Percent
	(in millions)		Change
External Customers	$1,628.3	$2,001.2
Leasing Group	817.4	1,199.6
Total (1)	$2,445.7	$3,200.8	(23.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Percent
					Change
Beginning balance	23,170	24,580	30,875	22,585
Orders received	2,530	7,725	7,635	20,750
Shipments	(5,320)	(3,990)	(15,080)	(14,820)
Other adjustments (1)	(430)	—	(3,480)	(200)
Ending balance	19,950	28,315	19,950	28,315
Average selling price in ending backlog			$122,591	$113,043	8.4%
(1) For the three months ended September 30, 2019, the adjustment includes 200 railcars that resulted from an order cancellation negotiated with a customer for which the Company received compensation and recorded a cancellation fee, and 230 railcars that were removed from the backlog because of the financial condition of a Leasing Group customer. These adjustments resulted in a reduction of the backlog of approximately $70 million. Additionally, as previously disclosed, the adjustment for the nine months ended September 30, 2019 includes the removal in the first quarter of 2019 of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers. Substantially all of the railcars removed from the backlog during the three and nine months ended September 30, 2019 were planned for delivery subsequent to 2019. For the nine months ended September 30, 2018, the other adjustments line reflects the removal of 200 railcars.
Revenues and cost of revenues for the Rail Products Group increased for the three months ended September 30, 2019 by 45.3% and 41.1%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the three months ended September 30, 2019 primarily resulted from higher railcar deliveries and favorable railcar pricing and product mix changes compared to the prior year period, as well as growth in our maintenance services business.
Revenues and cost of revenues for the Rail Products Group increased for the nine months ended September 30, 2019 by 23.4% and 22.2%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues for the nine months ended September 30, 2019 primarily resulted from favorable railcar pricing and product mix changes compared to the prior year period, and growth in our maintenance services business.
Total backlog dollars decreased by 23.6% when compared to the prior year period primarily from a reduction in orders received, partially offset by a 8.4% higher average selling price on railcars included in backlog as a result of changes to the product mix. Approximately 33.0% of our railcar backlog is expected to be delivered during 2019 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers.

The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease.
During the three months ended September 30, 2019, railcar shipments included sales to the Leasing Group of $261.9 million with a deferred profit of $35.8 million, representing 2,025 railcars, compared to $177.1 million with a deferred profit of $13.4 million, representing 1,691 railcars, in the comparable period in 2018. During the nine months ended September 30, 2019, railcar shipments included sales to the Leasing Group of $814.4 million with a deferred profit of $97.6 million, representing 6,822 railcars, compared to $649.7 million with a deferred profit of $57.8 million, representing 7,057 railcars, in the comparable period in 2018.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Highway Products	$70.1	$79.4	(11.7)%	$199.3	$205.9	(3.2)%
Other	20.3	23.0	(11.7)	66.0	66.0	—
Total revenues	90.4	102.4	(11.7)	265.3	271.9	(2.4)

Operating costs:
Cost of revenues	71.3	79.9	(10.8)	209.4	211.5	(1.0)
Selling, engineering, and administrative expenses	14.9	13.7	8.8	38.9	35.3	10.2
Losses (gains) on dispositions of property	0.3	(0.7)	*	0.3	(2.6)	*
Operating profit	$3.9	$9.5	(58.9)	$16.7	$27.7	(39.7)
* Not meaningful
Revenues and cost of revenues decreased for the three and nine months ended September 30, 2019 when compared to the prior year period primarily due to decreased demand and lower shipping volumes in our highway products business. The decrease in cost of revenues for the three and nine months ended September 30, 2019 was partially offset by increased production costs in our highway products business. The decline in operating profit in the three and nine months ended September 30, 2019 primarily resulted from insurance recoveries and gains on dispositions of property recognized in the prior year. Operating profit was further impacted by higher product development costs during the nine months ended September 30, 2019.
Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent	2019	2018	Percent
	(in millions)		Change	(in millions)		Change
Operating costs	$23.9	$37.4	(36.1)%	$78.1	$115.0	(32.1)%
Operating costs for the three and nine months ended September 30, 2019 decreased 36.1% and 32.1%, respectively, compared to the prior year period primarily due to cost reductions associated with optimizing our post-spin corporate structure and lower litigation-related expenses.

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
As of September 30, 2019, we had an unrestricted cash and cash equivalents balance of $97.6 million, and $339.5 million available under our revolving credit facility. Under the TILC warehouse facility, $204.2 million was unused and available as of September 30, 2019 based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TRL-2019 Railcar Financing — In April 2019, TRL-2019, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million of TRL-2019 Secured Railcar Equipment Notes. In October 2019, TRL-2019 issued an additional $386.5 million of TRL-2019 Secured Railcar Equipment Notes, consisting of two classes of notes. These notes have a stated final maturity date of 2049.
Share Repurchases — In March 2019, our Board of Directors authorized a new share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares, and is designed to meet certain IRS safe harbor guidelines associated with our spin-off of Arcosa. We repurchased approximately 5.2 million shares during the three months ended September 30, 2019, at a cost of approximately $100.9 million.
Dividend Payments — In March 2019, our Board of Directors declared a 31% increase to our quarterly dividend from $0.13 per share to $0.17 per share. We paid $60.8 million in dividends to our common stockholders during the nine months ended September 30, 2019.
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
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Net cash flows from continuing operations:
Operating activities	$164.0	$179.5
Investing activities	(723.3)	(257.9)
Financing activities	423.6	(416.8)
Net cash flows from discontinued operations	—	87.3
Net decrease in cash, cash equivalents, and restricted cash	$(135.7)	$(407.9)

Operating Activities. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2019 was $164.0 million compared to $179.5 million for the nine months ended September 30, 2018. The decrease was driven primarily by changes in our operating assets and liabilities partially offset by higher net income from continuing operations.

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Increase in receivables, inventories, and other assets	$(185.6)	$(169.4)
Increase in accounts payable, accrued liabilities, and other liabilities	3.4	35.8
Changes in operating assets and liabilities	$(182.2)	$(133.6)

The changes in our operating assets and liabilities resulted in a net use of $182.2 million for the nine months ended September 30, 2019, compared to a net use of $133.6 million for the nine months ended September 30, 2018.
Investing Activities. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2019 was $723.3 million compared to $257.9 million for the nine months ended September 30, 2018. Significant investing activities are as follows:

•
We made a net investment in the lease fleet of $679.3 million during the nine months ended September 30, 2019, compared to $552.4 million in the prior year period. Our net investment in the lease fleet includes new railcar additions and railcar modifications, net of deferred profit; secondary market purchases; and proceeds from the sales of leased railcars owned more than one year at the time of sale.

•
Short-term marketable securities decreased by $319.5 million for the nine months ended September 30, 2018. There were no investing activities related to short-term marketable securities during the nine months ended September 30, 2019.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2019 was $423.6 million compared to $416.8 million of cash used in financing activities for the same period in 2018. Significant financing activities are as follows:

•
During the nine months ended September 30, 2019, we had total borrowings of $2,010.2 million and total repayments of $1,360.8 million, for net proceeds of $649.4 million, primarily to support our investment in the lease fleet and for general and corporate purposes. During the nine months ended September 30, 2018, we had total borrowings of $561.3 million and total repayments of $738.9 million, for net repayments of $177.6 million, primarily related to the cash settlement of our then-outstanding convertible notes of $646.6 million, partially offset by proceeds from the issuance of debt in support of our investment in the lease fleet.

•	We paid $60.8 million and $58.1 million in dividends to our common stockholders during the nine months ended September 30, 2019 and 2018, respectively.

•
We repurchased common stock under our authorized share repurchase programs totaling $154.9 million and $156.1 million during the nine months ended September 30, 2019 and 2018, respectively. The cash outlay for shares repurchased during nine months ended September 30, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during September 2019, totaling $9.0 million, were cash settled in October 2019 in accordance with normal settlement practices.

Current Debt Obligations
Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2019, we anticipate a net investment in our lease fleet of between $850 million and $950 million, which includes new railcar additions and railcar modifications, net of deferred profit; secondary market purchases; and proceeds from the sales of leased railcars owned more than one year at the time of sale. Capital expenditures related to manufacturing and corporate are projected to range between $110 million and $120 million for the full year 2019.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.

Off Balance Sheet Arrangements
As of September 30, 2019, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $35.5 million, the full amount of which is expected to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled between late 2020 and early 2021, subject to required governmental approvals, and would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we expect to recognize pre-tax pension settlement charges totaling between $145 million and $195 million. This range includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in Accumulated Other Comprehensive Loss, which totaled approximately $140.4 million ($107.2 million, net of tax) as of December 31, 2018; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $25 million. The actual amount of the settlement charges and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.
Contractual Obligations and Commercial Commitments
Except as described below, as of September 30, 2019, there have been no material changes to our contractual obligations from December 31, 2018:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2018 as set forth in Item 7A of our 2018 Annual Report on Form 10-K. Refer to Note 8 and Note 3 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three and nine months ended September 30, 2019.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2019:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 through July 31, 2019	837,069	$19.12	835,383	$271,015,960
August 1, 2019 through August 31, 2019	1,516,505	$19.29	1,513,503	$241,821,017
September 1, 2019 through September 30, 2019	2,822,796	$19.75	2,822,603	$186,074,050
Total	5,176,370		5,171,489
(1) These columns include the following transactions during the three months ended September 30, 2019: (i) the surrender to the Company of 4,322 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 559 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 5,171,489 shares of common stock on the open market as part of our share repurchase program.
(2) In March 2019, our Board of Directors authorized a new share repurchase program effective March 7, 2019 through December 31, 2020. The new share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. The share repurchase program is designed to meet certain IRS safe harbor guidelines associated with the spin-off of Arcosa, which was completed November 1, 2018. 5,171,489 shares were repurchased under the new share repurchase program during the three months ended September 30, 2019, at a cost of approximately $100.9 million. As of September 30, 2019, the Company had a remaining authorization to repurchase up to $186.1 million, not to exceed 5.5 million shares, of its common stock under the current repurchase program. Certain shares of stock repurchased during September 2019, totaling $9.0 million, were cash settled in October 2019 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Note Purchase Agreement dated October 8, 2019, among Trinity Industries Leasing Company, Trinity Rail Leasing 2019 LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., and BofA Securities, Inc. (filed herewith).

10.1.1	Series 2019-2 Supplement dated October 17, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Melendy E. Lovett
Registrant
Melendy E. Lovett
Senior Vice President and
Chief Financial Officer
October 24, 2019