Form 10-Q
period 2020-03-31
TRINITY INDUSTRIES INC
filed 2020-04-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE CO.
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 24, 2020, the number of shares of common stock, $0.01 par value, outstanding was 117,833,593.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Revenues:
Manufacturing	$379.1	$404.6
Leasing	236.1	200.2
	615.2	604.8
Operating costs:
Cost of revenues:
Manufacturing	343.4	351.6
Leasing	138.6	111.8
	482.0	463.4
Selling, engineering, and administrative expenses:
Manufacturing	21.9	23.2
Leasing	14.3	12.8
Other	28.1	23.6
	64.3	59.6
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	8.7	7.9
Other	0.9	2.1
	9.6	10.0

Restructuring activities, net	5.5	—
Total operating profit	73.0	91.8
Other (income) expense:
Interest income	(2.4)	(1.3)
Interest expense	61.3	52.7
Other, net	(0.8)	0.3
	58.1	51.7
Income from continuing operations before income taxes	14.9	40.1
Provision (benefit) for income taxes:
Current	(372.8)	(0.8)
Deferred	225.2	9.7
	(147.6)	8.9
Income from continuing operations	162.5	31.2
Loss from discontinued operations, net of benefit for income taxes of $0.1 and $0.2	(0.2)	(1.1)
Net income	162.3	30.1
Net income (loss) attributable to noncontrolling interest	0.6	(0.5)
Net income attributable to Trinity Industries, Inc.	$161.7	$30.6

Basic earnings per common share:
Income from continuing operations	$1.36	$0.24
Income (loss) from discontinued operations	—	(0.01)
Basic net income attributable to Trinity Industries, Inc.	$1.36	$0.23
Diluted earnings per common share:
Income from continuing operations	$1.33	$0.24
Income (loss) from discontinued operations	—	(0.01)
Diluted net income attributable to Trinity Industries, Inc.	$1.33	$0.23
Weighted average number of shares outstanding:
Basic	118.0	130.4
Diluted	119.9	132.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$162.3	$30.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $7.7 and $1.7	(25.6)	(5.5)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.5 and $0.4	1.0	0.9
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $0.1 and $-	0.2	—
Amortization of net actuarial losses, net of tax benefit of $0.3 and $0.3	1.2	0.8
	(23.2)	(3.8)
Comprehensive income	139.1	26.3
Less: comprehensive income (loss) attributable to noncontrolling interest	0.9	(0.2)
Comprehensive income attributable to Trinity Industries, Inc.	$138.2	$26.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$213.2	$166.2
Receivables, net of allowance	297.8	260.1
Income tax receivable	389.1	14.7
Inventories:
Raw materials and supplies	239.8	263.4
Work in process	113.2	108.8
Finished goods	89.0	61.2
	442.0	433.4
Restricted cash, including partially-owned subsidiaries of $27.3 and $33.0	96.3	111.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,069.6 and $2,065.3	9,335.7	9,272.5
Less accumulated depreciation, including partially-owned subsidiaries of $540.5 and $527.7	(2,217.0)	(2,161.9)
	7,118.7	7,110.6
Goodwill	208.8	208.8
Other assets	237.0	396.2
Total assets	$9,002.9	$8,701.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$208.5	$203.9
Accrued liabilities	348.5	342.1
Debt:
Recourse	527.9	522.8
Non-recourse:
Wholly-owned subsidiaries	3,078.8	3,080.7
Partially-owned subsidiaries	1,263.5	1,278.4
	4,870.2	4,881.9
Deferred income taxes	1,016.1	798.3
Other liabilities	93.5	96.3
Total liabilities	6,536.8	6,322.5

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.2	1.2
Capital in excess of par value	8.0	—
Retained earnings	2,321.0	2,182.9
Accumulated other comprehensive loss	(176.6)	(153.1)
Treasury stock	(37.2)	(0.9)
	2,116.4	2,030.1
Noncontrolling interest	349.7	348.8
Total stockholders' equity	2,466.1	2,378.9
Total liabilities and stockholders' equity	$9,002.9	$8,701.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating activities:
Net income	$162.3	$30.1
Loss from discontinued operations, net of income taxes	0.2	1.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66.9	67.5
Stock-based compensation expense	7.3	5.5
Provision for deferred income taxes	225.2	9.7
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(8.7)	(7.9)
Gains on dispositions of property and other assets	(4.7)	(2.1)
Restructuring activities	5.2	—
Non-cash interest expense	3.7	3.6
Loss on early extinguishment of debt	5.0	—
Other	2.0	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(37.8)	(93.4)
(Increase) decrease in income tax receivable	(374.4)	24.3
(Increase) decrease in inventories	(8.6)	(93.7)
(Increase) decrease in other assets	159.4	4.3
Increase (decrease) in accounts payable	3.3	(14.8)
Increase (decrease) in accrued liabilities	(30.8)	(52.8)
Increase (decrease) in other liabilities	(1.7)	(6.2)
Net cash provided by (used in) operating activities – continuing operations	173.8	(124.8)
Net cash used in operating activities – discontinued operations	(0.2)	(1.1)
Net cash provided by (used in) operating activities	173.6	(125.9)

Investing activities:
Proceeds from dispositions of property and other assets	9.8	7.3
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	68.5	29.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $42.5 and $12.5	(129.2)	(465.0)
Capital expenditures – manufacturing and other	(14.0)	(11.5)
Other	0.3	1.3
Net cash used in investing activities	(64.6)	(438.5)

Financing activities:
Payments to retire debt	(471.4)	(214.8)
Proceeds from issuance of debt	452.4	649.7
Shares repurchased	(35.4)	(15.0)
Dividends paid to common shareholders	(22.7)	(17.3)
Purchase of shares to satisfy employee tax on vested stock	—	(0.5)
Distributions to noncontrolling interest	—	(0.4)
Net cash provided by (used in) financing activities	(77.1)	401.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	31.9	(162.7)
Cash, cash equivalents, and restricted cash at beginning of period	277.6	350.8
Cash, cash equivalents, and restricted cash at end of period	$309.5	$188.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive (loss) income	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Other restricted share activity	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive (loss) income	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock (1)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Other restricted share activity	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1
(1) Dividends of $0.19 and $0.17 per common share for the three months ended March 31, 2020 and 2019, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2020, and the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2020 presentation.
Due to seasonal and other factors, including the potential impacts of the coronavirus disease 2019 (“COVID-19”) pandemic and the related governmental response, the results of operations for the three months ended March 31, 2020 may not be indicative of expected results of operations for the year ending December 31, 2020. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2019.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. Payments for our products and services are generally due within normal commercial terms. The following is a description of principal activities from which we generate our revenue, separated by reportable segments. See Note 3 for a further discussion regarding our reportable segments.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of March 31, 2020.
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
We account for shipping and handling costs as activities to fulfill the promise to transfer the goods; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.

Rail Products Group
Our railcar manufacturing business recognizes revenue when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are unable to estimate the final consideration until the railcar is delivered.
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $9.3 million and $5.2 million as of March 31, 2020 and December 31, 2019, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2020 and the percentage of the outstanding performance obligations as of March 31, 2020 expected to be delivered during the remainder of 2020:

	Unsatisfied performance obligations at March 31, 2020
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Rail Products Group:
Products:
External Customers	$976.1
Leasing Group	581.7
	$1,557.8	53%

Maintenance Services	$20.0	92%

Railcar Leasing and Management Services Group	$102.4	12%

The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to forty years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of March 31, 2020, we had no finance leases in which we were the lessee.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Consolidated Statement of Operations
Operating lease expense	$3.9	$5.2
Short-term lease expense	$0.2	$1.4

	March 31, 2020	December 31, 2019
Consolidated Balance Sheet
Right-of-use assets (1)	$42.6	$44.2
Lease liabilities (2)	$43.4	$44.8

Weighted average remaining lease term	4.6 years	4.8 years
Weighted average discount rate	4.1%	4.1%

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Consolidated Statement of Cash Flows
Cash flows from operating activities	$3.9	$5.2
Right-of-use assets recognized in exchange for new lease liabilities	$2.1	$—
(1) Included in other assets in our Consolidated Balance Sheet
(2) Included in other liabilities in our Consolidated Balance Sheet
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group (1)	Total
Remaining nine months of 2020	$7.8	$3.0	$10.8
2021	8.5	3.0	11.5
2022	7.8	2.8	10.6
2023	5.9	2.5	8.4
2024	2.7	1.3	4.0
Thereafter	1.8	2.9	4.7
Total operating lease payments	$34.5	$15.5	$50.0
Less: Present value adjustment			(6.6)
Total operating lease liabilities			$43.4

(1) Excludes approximately $77.9 million of legally binding minimum operating lease liabilities for a lease that has been signed but has not yet commenced for the relocation of our corporate headquarters. See Note 10 for more information.
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties.

Leases previously classified as sales-type leases included an option for the lessee to purchase the leased railcars with certain notice. During the three months ended March 31, 2020, the lessee exercised its option to purchase the leased railcars. As of March 31, 2020, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease revenues	$172.2	$179.2
Variable operating lease revenues	$12.6	$10.8
Interest income on sales-type lease receivables	$1.7	$—

Future contractual minimum revenues for operating leases will mature as follows (in millions):

Remaining nine months of 2020	$446.5
2021	482.1
2022	376.3
2023	268.8
2024	183.7
Thereafter	330.8
Total	$2,088.2

(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical expected losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the three months ended March 31, 2020, we recognized approximately $1.2 million of credit loss expense related to our in-scope receivables, bringing the allowance for credit losses balance at March 31, 2020 to $6.7 million. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 842.

Property, Plant, and Equipment
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. Based upon analysis of historical fleet data, review of industry standards, and consideration of certain economic factors by railcar type, we determined that it was appropriate to revise the useful lives and salvage values of certain railcar types in our lease fleet. The net impact of these changes, which took effect January 1, 2020, resulted in a change in the weighted average useful life from approximately 34 years to approximately 37 years. This change was accounted for as a change in accounting estimate, which is required to be accounted for on a prospective basis. This change in estimate resulted in a decrease in depreciation expense and an increase in income from continuing operations of approximately $7.7 million, as well as an increase in net income of approximately $5.9 million for the three months ended March 31, 2020. Further, basic and diluted earnings per share increased $0.05 per share for the three months ended March 31, 2020, respectively.
Goodwill
As of March 31, 2020 and December 31, 2019, the carrying amount of our goodwill totaled $208.8 million, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Beginning balance	$8.1	$7.4
Warranty costs incurred	(0.9)	(0.9)
Warranty originations and revisions	0.6	0.7
Warranty expirations	(0.1)	(0.1)
Ending balance	$7.7	$7.1

Recent Accounting Pronouncements
Adopted in 2020
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
We adopted ASU 2016-13 effective January 1, 2020 using a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2020. Therefore, comparative financial information was not adjusted. We assessed our outstanding receivables by reportable segment and determined the expected loss rate using historical loss information and aging considerations, as well as the current and future economic conditions of our customer base and the end markets in which they operate. The Leasing Group's outstanding receivables primarily relate to their servicing and management agreements. The method for evaluating the Leasing Group's operating lease receivables remained unchanged by ASU 2016-13. The Rail Products Group's outstanding receivables primarily relate to amounts due on manufactured railcars, as well as completed repairs and maintenance projects. Upon adoption, we recorded an adjustment to opening retained earnings of approximately $0.7 million ($0.5 million, net of tax). The ongoing application of ASU 2016-13 is not expected to materially impact our results of operations, financial position, or cash flows.

ASU 2018-15 — In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2018-15 effective January 1, 2020 on a prospective basis. Beginning January 1, 2020, capitalized implementation costs are included within other assets in the Consolidated Balance Sheet and are depreciated within selling, general, and administrative expenses in the Consolidated Statement of Operations. The adoption did not have a significant impact on our Consolidated Financial Statements.
ASU 2020-04 — In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to accounting guidance on contract modifications and hedge accounting to ease the potential financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. ASU 2020-04 was effective upon issuance. ASU 2020-04 is in response to the July 2017 announcement by United Kingdom's Financial Conduct Authority, which regulates the LIBOR, that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. We currently have LIBOR-based contracts that extend beyond 2021 including derivative instruments, promissory notes for Trinity Rail Leasing 2017, LLC, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), TILC's warehouse loan facility, and our revolving credit facility. The adoption did not have a significant impact on our Consolidated Financial Statements.

Note 2. Derivative Instruments and Fair Value Accounting
Derivative Instruments
We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 7 for a description of our debt instruments.
Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2020
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCL – loss/(income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$1.0	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$2.0	$2.7
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.1	$0.1
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.6)	$—
Open hedge:
2017 promissory notes - interest rate swap	$563.6	2.68%	$(51.5)	$51.1	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2020	2019
	(in millions)
Expired hedges:
2006 secured railcar equipment notes (2)	$(0.1)	$—	$—
2018 secured railcar equipment notes	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.1
2017 promissory notes - interest rate cap	$—	$—	$(0.1)
Open hedge:
2017 promissory notes - interest rate swap	$1.7	$0.6	$6.8
(1) Based on the fair value of open hedges as of March 31, 2020.
(2) Upon settlement of the debt in March 2020, the remaining balance of $0.1 million in AOCL was recognized through interest expense. See Note 7 for additional information on the debt redemption.
Other Derivatives

		Included in accompanying balance sheet at March 31, 2020		Effect on cost of revenues –increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended March 31, 2020	Expected effect during next twelve months(1)
	(in millions)
Foreign currency hedge	$35.0	$(6.7)	$7.6	$(0.8)	$7.6
(1) Based on the fair value of open hedges as of March 31, 2020.

Our exposure related to foreign currency and commodity transactions is currently hedged for up to a maximum of twelve months. The effect of commodity hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein.
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
Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2020	December 31, 2019
	(in millions)
Assets:
Cash equivalents	$104.4	$57.9
Restricted cash	96.3	111.4
Total assets	$200.7	$169.3

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

	Level 2
	March 31, 2020	December 31, 2019
	(in millions)
Assets:
Foreign currency hedge (1)	$—	$1.2
Total assets	$—	$1.2

Liabilities:
Interest rate hedge (2)	$51.5	$28.0
Foreign currency hedge (2)	6.7	—
Total liabilities	$58.2	$28.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2020 and December 31, 2019, we have no assets measured as Level 3 in the fair value hierarchy, except as described in Note 10 to this Form 10-Q and Note 10 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.
See Note 7 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 3. Segment Information
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other, which includes our highway products business and legal, environmental, and maintenance costs associated with non-operating facilities. In connection with the implementation of our rail-focused strategy, in the first quarter of 2020, we realigned certain activities previously reported in the All Other segment to now be presented within the Rail Products Group. The prior period results have been recast to reflect these changes and present results on a comparable basis.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$236.1	$317.2	$61.9	$—	$—	$—	$615.2
Intersegment Revenue	0.2	192.2	1.5	—	(190.4)	(3.5)	—
Total Revenues	$236.3	$509.4	$63.4	$—	$(190.4)	$(3.5)	$615.2

	Three Months Ended March 31, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$200.2	$345.6	$59.0	$—	$—	$—	$604.8
Intersegment Revenue	0.2	282.3	3.1	—	(270.1)	(15.5)	—
Total Revenues	$200.4	$627.9	$62.1	$—	$(270.1)	$(15.5)	$604.8

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$92.9	$85.8
Rail Products Group	25.1	47.1
All Other	9.3	10.1
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	127.3	143.0
Corporate	(28.1)	(23.6)
Restructuring activities, net	(5.5)	—
Eliminations – Lease Subsidiary	(19.9)	(27.2)
Eliminations – Other	(0.8)	(0.4)
Consolidated operating profit	$73.0	$91.8
Other (income) expense	58.1	51.7
Provision (benefit) for income taxes	(147.6)	8.9
Loss from discontinued operations, net of income taxes	(0.2)	(1.1)
Net income	$162.3	$30.1

Note 4. Partially-Owned Leasing Subsidiaries
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
At March 31, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $187.2 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. These wholly-owned subsidiaries are TRIP Rail Master Funding LLC ("TRIP Master Funding", wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL-2012", wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors. TILC is the contractual servicer for TRIP Master Funding and TRL-2012, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
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
See Note 7 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	March 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$7.3	$—	$7.3	$—	$7.3
Accounts receivable	75.7	9.3	85.0	—	85.0
Property, plant, and equipment, net	5,837.5	1,776.6	7,614.1	(899.7)	6,714.4
Restricted cash	69.0	27.3	96.3	—	96.3
Other assets	53.4	1.3	54.7	—	54.7
Total assets	$6,042.9	$1,814.5	$7,857.4	$(899.7)	$6,957.7

Accounts payable and accrued liabilities	$85.6	$42.4	$128.0	$—	$128.0
Debt, net	3,078.8	1,263.5	4,342.3	—	4,342.3
Deferred income taxes	912.4	1.1	913.5	(202.9)	710.6
Other liabilities	82.7	—	82.7	—	82.7
Total liabilities	4,159.5	1,307.0	5,466.5	(202.9)	5,263.6
Noncontrolling interest	—	349.7	349.7	—	349.7
Total Equity	$1,883.4	$157.8	$2,041.2	$(696.8)	$1,344.4

	December 31, 2019
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$1.8	$—	$1.8	$—	$1.8
Accounts receivable	73.9	8.7	82.6	—	82.6
Property, plant, and equipment, net	5,818.9	1,786.7	7,605.6	(903.8)	6,701.8
Restricted cash	78.4	33.0	111.4	—	111.4
Other assets	209.8	1.4	211.2	—	211.2
Total assets	$6,182.8	$1,829.8	$8,012.6	$(903.8)	$7,108.8

Accounts payable and accrued liabilities	$72.7	$44.6	$117.3	$—	$117.3
Debt, net	3,080.7	1,278.4	4,359.1	—	4,359.1
Deferred income taxes	861.7	1.1	862.8	(184.8)	678.0
Other liabilities	60.7	—	60.7	—	60.7
Total liabilities	4,075.8	1,324.1	5,399.9	(184.8)	5,215.1
Noncontrolling interest	—	348.8	348.8	—	348.8
Total Equity	$2,107.0	$156.9	$2,263.9	$(719.0)	$1,544.9
(1) Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation. Net deferred profit and the related deferred tax impact are included as adjustments to the property, plant, and equipment, net and deferred income taxes line items, respectively, in the Eliminations – Lease Subsidiary column above to reflect the net book value of the railcars purchased by the Leasing Group from the Rail Products Group based on manufacturing cost. See Note 4 and Note 7 for a further discussion regarding our investment in our partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended March 31,
	2020	2019	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$192.0	$187.1	2.6%
Sales of railcars owned one year or less at the time of sale	44.3	13.3	233.1%
Total revenues	$236.3	$200.4	17.9%

Operating profit(1):
Leasing and management	$82.5	$77.1	7.0%
Railcar sales:
Railcars owned one year or less at the time of sale	1.7	0.8	112.5%
Railcars owned more than one year at the time of sale	8.7	7.9	10.1%
Total operating profit	$92.9	$85.8	8.3%
Total operating profit margin	39.3%	42.8%

Leasing and management operating profit margin	43.0%	41.2%

Selected expense information:
Depreciation (2)	$53.6	$54.4	(1.5)%
Maintenance and compliance	$25.9	$27.8	(6.8)%
Rent	$3.0	$5.5	(45.5)%
Selling, engineering, and administrative expenses	$14.3	$12.8	11.7%
Interest	$55.1	$46.0	19.8%

(1) Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(2) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three months ended March 31, 2020 of approximately $7.7 million. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
During the three months ended March 31, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale	$44.3	$13.3
Railcars owned more than one year at the time of sale	68.5	29.4
	$112.8	$42.7

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$1.7	$0.8
Railcars owned more than one year at the time of sale	8.7	7.9
	$10.4	$8.7

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	3.8%	6.0%
Railcars owned more than one year at the time of sale	12.7%	26.9%
Weighted average operating profit margin on sales of leased railcars	9.2%	20.4%

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

	Remaining nine months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$440.7	$475.9	$371.7	$266.6	$183.2	$330.5	$2,068.6

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2020 consisted primarily of non-recourse debt. As of March 31, 2020, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,347.2 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2020 was $1,471.2 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,238.5 million is pledged solely as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $538.1 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 4 for a description of TRIP Holdings and RIV 2013.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining nine months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future operating lease obligations	$7.5	$8.2	$7.5	$5.5	$2.3	$0.9	$31.9
Future contractual minimum rental revenues	$5.8	$6.2	$4.6	$2.2	$0.5	$0.3	$19.6

Operating lease obligations totaling $2.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $2.6 million, which is excluded from the table above.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2020	December 31, 2019
	(in millions)
Manufacturing/Corporate:
Land	$28.6	$28.4
Buildings and improvements	400.9	402.2
Machinery and other	544.7	546.7
Construction in progress	71.3	63.1
	1,045.5	1,040.4
Less accumulated depreciation	(641.2)	(631.6)
	404.3	408.8
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.7	13.7
Equipment on lease	7,000.0	6,944.2
	7,013.7	6,957.9
Less accumulated depreciation	(1,176.2)	(1,139.0)
	5,837.5	5,818.9
Partially-owned subsidiaries:
Equipment on lease	2,415.0	2,410.0
Less accumulated depreciation	(638.4)	(623.3)
	1,776.6	1,786.7

Deferred profit on railcars sold to the Leasing Group	(1,138.5)	(1,135.8)
Less accumulated amortization	238.8	232.0
	(899.7)	(903.8)
	$7,118.7	$7,110.6

In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. This resulted in a revision to the useful lives and salvage values of certain railcar types in our lease fleet. See Note 1 for further information.

Note 7. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$130.0	$130.0	$125.0	$125.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	343.0	399.8	411.7
	529.8	473.0	524.8	536.7
Less: unamortized debt issuance costs	(1.9)		(2.0)
Total recourse debt	527.9		522.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	—	—	109.3	114.0
2009 secured railcar equipment notes	146.2	174.7	147.8	168.7
2010 secured railcar equipment notes	246.2	233.9	248.5	264.3
2017 promissory notes	618.8	618.8	627.1	627.1
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	447.2	483.1	452.1	466.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $1.1 and $1.4	262.6	261.3	265.4	270.9
2019 secured railcar equipment notes, net of unamortized discount of $0.4 and $0.4	892.0	854.8	901.0	904.9
TILC warehouse facility	488.0	488.0	353.4	353.4
	3,101.0	3,114.6	3,104.6	3,169.5
Less: unamortized debt issuance costs	(22.2)		(23.9)
	3,078.8		3,080.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	364.0	362.0	371.4	374.4
TRIP Master Funding secured railcar equipment notes	909.9	884.9	917.9	984.0
	1,273.9	1,246.9	1,289.3	1,358.4
Less: unamortized debt issuance costs	(10.4)		(10.9)
	1,263.5		1,278.4
Total non–recourse debt	4,342.3		4,359.1
Total debt	$4,870.2	$4,834.5	$4,881.9	$5,064.6
The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity as of March 31, 2020 and December 31, 2019 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, 2018, and 2019 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Master Funding secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2020 and December 31, 2019 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate.
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
During the three months ended March 31, 2020, we had total borrowings of $180.0 million and total repayments of $175.0 million under the revolving credit facility, with a remaining outstanding balance of $130.0 million as of March 31, 2020. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $35.5 million, leaving $284.5 million available for borrowing as of March 31, 2020. The outstanding letters of credit as of March 31, 2020 are scheduled to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year.

The revolving credit facility bears interest at a variable rate based on (1) LIBOR or an alternate base rate at the time of the borrowing and (2) Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which resulted in an interest rate of LIBOR plus 1.50% as of March 31, 2020. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.20% as of March 31, 2020).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
TILC Warehouse Loan Facility — TILC has a $750.0 million warehouse loan facility, which was established to finance railcars owned by TILC. During the three months ended March 31, 2020, we had total borrowings of $168.6 million and total repayments of $34.0 million under the TILC warehouse loan facility, with a remaining outstanding balance of $488.0 million as of March 31, 2020. The entire unused facility amount of $262.0 million was available as of March 31, 2020 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.04% at March 31, 2020. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
Early Redemption of TRL V — In March 2020, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, redeemed its 2006 Secured Railcar Equipment Notes due May 2036, of which $104.7 million was outstanding at the redemption date. The fixed interest rate for these notes was at 5.90% per annum. In connection with the early redemption, we recognized a loss on extinguishment of debt of $5.0 million, which included a $4.7 million early redemption premium and $0.3 million in unamortized debt issuance costs. The loss on extinguishment of debt is included in interest expense in our Consolidated Statement of Operations.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 8 of our 2019 Annual Report on Form 10-K.
The remaining principal payments under existing debt agreements as of March 31, 2020 are as follows:

	Remaining nine months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Recourse:
Corporate	$—	$—	$—	$130.0	$400.0	$—	$530.0
Non-recourse – leasing (Note 5):
2009 secured railcar equipment notes	5.0	13.4	14.0	11.7	14.5	87.6	146.2
2010 secured railcar equipment notes	12.2	20.0	20.9	22.4	18.5	152.2	246.2
2017 promissory notes	24.9	33.1	33.1	33.2	33.2	461.3	618.8
2018 secured railcar equipment notes	15.0	20.0	20.0	20.0	20.0	352.4	447.4
TRIHC 2018 secured railcar equipment notes	7.5	11.8	9.3	11.7	14.7	208.7	263.7
2019 secured railcar equipment notes	27.2	38.0	37.0	35.1	36.8	718.3	892.4
TILC warehouse facility	11.4	15.2	2.6	—	—	—	29.2
Facility termination payments – TILC warehouse facility	—	—	458.8	—	—	—	458.8
TRL 2012 secured railcar equipment notes	14.5	19.9	19.6	22.5	28.9	258.6	364.0
TRIP Master Funding secured railcar equipment notes	25.0	40.4	41.8	37.0	191.6	574.1	909.9
Total principal payments	$142.7	$211.8	$657.1	$323.6	$758.2	$2,813.2	$4,906.6

Note 8. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity plans to carry back the tax losses incurred in 2018 and 2019, as well as the anticipated tax losses that will be generated in 2020, to its 2013-2015 tax years. The income taxes to be recovered as a result of these anticipated carrybacks were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability and the federal income tax receivable were remeasured to account for amounts that will be carried back, resulting in a tax benefit of $154.7 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2020 was a benefit of 990.6%, primarily due to the CARES Act.
Our effective tax rates, without the CARES Act impact above, were 47.7% and 22.2% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
Income tax payments, net of refunds received, during the three months ended March 31, 2020 totaled $2.3 million. The total income tax receivable position as of March 31, 2020 was $389.1 million, of which approximately $303 million relates to the 2018 and 2019 expected carryback claims.
Our federal tax years remain open under statute from 2014 forward. The 2014-2018 tax years have been reviewed by the Internal Revenue Service but remain open due to tax loss carryback claims we have filed. We have received a notice from the IRS that the returns have been accepted and our refund claim from the carryback is being processed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes remain open from 2014 forward. We believe we are appropriately reserved for any potential matters.
Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Expense Components
Service cost	$—	$—
Interest	3.7	4.9
Expected return on plan assets	(5.2)	(5.7)
Amortization of actuarial loss	1.5	1.1
Amortization of prior service cost	0.3	—
Net periodic benefit cost	0.3	0.3
Profit sharing	2.7	2.2
Net expense	$3.0	$2.5

We contributed $0.3 million and $0.2 million to our defined benefit pension plans for the three months ended March 31, 2020 and 2019, respectively. Total contributions for our defined benefit pension plans in 2020 are expected to be approximately $1.1 million. The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations.
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

Upon settlement, we expect to recognize pre-tax pension settlement charges totaling between $155 million and $185 million. The settlement charges will be recognized in our Statement of Operations in two phases, with the first charge to be recognized when payments are made to those participants electing to receive a lump sum distribution, and the second charge to be recognized when the annuity contracts are purchased to settle all remaining outstanding pension obligations. The range of settlement charges includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL related to the Pension Plan, which totaled approximately $170.1 million ($131.2 million, net of tax) as of December 31, 2019; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $15 million. The actual amount of the settlement charges and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.
Note 10. Restructuring Activities
In late 2019, we approved a restructuring plan to resize certain resources, reduce stranded costs resulting from the spin-off of Arcosa, Inc., and better align support services with our rail-focused strategy. In the first quarter of 2020, we continued our efforts and eliminated additional positions across multiple functions, including certain corporate and operational support functions primarily at our Dallas headquarters. Additionally, we executed a lease agreement on a new headquarters facility to better suit our new organizational structure, which prompted the need to perform a recoverability test to evaluate for impairment. This test indicated that the carrying value of our corporate headquarters campus was not recoverable.The fair value of our corporate headquarters campus was measured based on a third-party valuation estimate using Level 2 and Level 3 inputs in the fair value hierarchy and resulted in a non-cash impairment charge of $5.2 million.
During the three months ended March 31, 2020, we recorded total restructuring charges of $5.5 million, consisting of $5.2 million of non-cash charges from the write-down of our corporate headquarters campus described above and $4.1 million in cash charges for severance costs, partially offset by a $3.8 million gain on the disposition of a non-operating facility.
Other restructuring actions associated with these plans are expected to be substantially completed in 2020. As we continue to reposition the organization, it is possible that we will engage in additional restructuring activities in 2020.
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheet:

	Accrued charges as of December 31, 2019	Charges and adjustments	Payments	Accrued charges as of March 31, 2020
	(in millions)
Cash charges:
Employee severance costs	$3.4	$4.1	$(6.5)	$1.0
	$3.4	$4.1	$(6.5)	$1.0
Asset impairment charges:
Write-down of assets		$5.2
Gain on disposition of assets		(3.8)
		$1.4
Total restructuring activities		$5.5

Although restructuring activities are not allocated to our reportable segments, the following table summarizes the restructuring activities by reportable segment:

	Three Months Ended March 31, 2020
	Employee Severance Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—	$—
Rail Products Group	2.6	—	—	2.6
All Other	0.1	(3.8)	—	(3.7)
Corporate	1.4	—	5.2	6.6
Total restructuring activities	$4.1	$(3.8)	$5.2	$5.5

Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the three months ended March 31, 2020 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2019	$(1.3)	$(17.9)	$(133.9)	$(153.1)
Other comprehensive loss, net of tax, before reclassifications	—	(25.6)	—	(25.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.5, $0.4, and $0.9	—	1.0	1.4	2.4
Less: noncontrolling interest	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	(24.9)	1.4	(23.5)
Balances at March 31, 2020	$(1.3)	$(42.8)	$(132.5)	$(176.6)

See Note 2 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under the current program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
Total	12,954,794	$260.1

Additionally, for the three months ended March 31, 2019, repurchases include 2.6 million shares at a cost of approximately $70.0 million representing the final settlement of an accelerated share repurchase program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018.

Stock-Based Compensation
Stock-based compensation totaled approximately $7.3 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight-line basis, generally three years. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Expense related to restricted stock awards ("RSAs") and RSUs granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2020:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Stock options	300,000	$5.26
Restricted stock units	119,012	$21.26
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.0%
Dividend yield	3.42%

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of unvested RSAs and RSUs. Total weighted average restricted shares were 5.5 million shares for the three months ended March 31, 2020. Approximately 0.1 million restricted shares and 0.1 million stock options were excluded from the EPS calculation for the three months ended March 31, 2020, as their effect would have been antidilutive. Total weighted average restricted shares were 5.4 million shares for the three months ended March 31, 2019. Approximately 0.3 million of these shares were excluded from the EPS calculation for the three months ended March 31, 2019, as their effect would have been antidilutive.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Income from continuing operations	$162.5	$31.2
Less: Net (income) loss attributable to noncontrolling interest	(0.6)	0.5
Unvested restricted share participation — continuing operations	(1.9)	(0.5)
Net income from continuing operations attributable to Trinity Industries, Inc.	160.0	31.2
Net loss from discontinued operations, net of income taxes	(0.2)	(1.1)
Unvested restricted share participation — discontinued operations	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(0.2)	(1.1)
Net income attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$159.8	$30.1

Basic weighted average shares outstanding	118.0	130.4
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	1.9	1.8
Diluted weighted average shares outstanding	119.9	132.2

Basic earnings per common share:
Income from continuing operations	$1.36	$0.24
Income (loss) from discontinued operations	—	(0.01)
Basic net income attributable to Trinity Industries, Inc.	$1.36	$0.23
Diluted earnings per common share:
Income from continuing operations	$1.33	$0.24
Income (loss) from discontinued operations	—	(0.01)
Diluted net income attributable to Trinity Industries, Inc.	$1.33	$0.23

Note 14. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, in which the U.S. Government declined to intervene, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal system (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim," and the District Court entered judgment on the verdict in the total amount of $682.4 million.
On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. On January 7, 2019, the United States Supreme Court denied Mr. Harman's petition for certiorari seeking review of the Fifth Circuit's decision. The denial of Mr. Harman's petition ended this action.
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
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), at a telephonic hearing on March 16, 2020, the Court orally granted Trinity’s Motion to Dismiss Harman’s Amended Complaint without prejudice.
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
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. A trial date has been scheduled in this case for October 26, 2020.

The Company believes this lawsuit is without merit and intends to vigorously defend all allegations. While the financial impacts of these state, county, and municipal actions are currently unknown, they could be material.
Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in any one or more of the actions described under "State, county, and municipal actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). The parties reached an agreement to settle all claims in this case without any admission of liability or fault for $7.5 million, and on September 23, 2019, entered into a Stipulation of Settlement. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged by Lead Plaintiffs in this case. The settlement was subject to final court approval. On September 24, 2019, Lead Plaintiffs filed with the Court an Unopposed Motion for Preliminary Approval of Settlement and Approval of Notice to the Class. On November 12, 2019, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice, and on March 31, 2020, the Court granted final approval of the settlement and dismissed the case with prejudice.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $19.3 million to $32.5 million, which includes our rights in indemnity and recourse to third parties of approximately $16.5 million, which is recorded in other assets on our Consolidated Balance Sheet as of March 31, 2020. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At March 31, 2020, total accruals of $21.0 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2019 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of March 31, 2020, assets held by the Combined Non-Guarantor Subsidiaries included $76.9 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,241.9 million of equipment securing certain non-recourse debt, and $136.2 million of assets located in foreign locations. As of December 31, 2019, assets held by the Combined Non-Guarantor Subsidiaries included $86.1 million of restricted cash that was not available for distribution to the Parent, $6,409.8 million of equipment securing certain non-recourse debt, and $136.0 million of assets located in foreign locations.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$398.9	$264.2	$(47.9)	$615.2
Cost of revenues	1.5	330.8	206.7	(57.0)	482.0
Selling, engineering, and administrative expenses	24.1	24.5	15.7	—	64.3
Gains on dispositions of property	0.1	2.3	7.2	—	9.6
Restructuring activities, net	6.4	2.2	(3.1)	—	5.5
	31.9	355.2	212.1	(57.0)	542.2
Operating profit (loss)	(31.9)	43.7	52.1	9.1	73.0
Other (income) expense	0.4	11.6	46.3	(0.2)	58.1
Equity in earnings of subsidiaries, net of taxes	54.9	8.5	4.8	(68.2)	—
Income from continuing operations before income taxes	22.6	40.6	10.6	(58.9)	14.9
Provision (benefit) for income taxes	(139.3)	(0.1)	1.2	(9.4)	(147.6)
Income from continuing operations	161.9	40.7	9.4	(49.5)	162.5
Loss from discontinued operations, net of income taxes	(0.2)	—	—	—	(0.2)
Net income	161.7	40.7	9.4	(49.5)	162.3
Net income attributable to noncontrolling interest	—	—	—	0.6	0.6
Net income attributable to controlling interest	$161.7	$40.7	$9.4	$(50.1)	$161.7

Net income	$161.7	$40.7	$9.4	$(49.5)	$162.3
Other comprehensive income (loss)	1.4	—	(24.6)	—	(23.2)
Comprehensive income	163.1	40.7	(15.2)	(49.5)	139.1
Comprehensive loss attributable to noncontrolling interest	—	—	—	0.9	0.9
Comprehensive income attributable to controlling interest	$163.1	$40.7	$(15.2)	$(50.4)	$138.2

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$409.5	$261.0	$(65.7)	$604.8
Cost of revenues	0.9	343.5	194.0	(75.0)	463.4
Selling, engineering, and administrative expenses	20.7	26.2	12.7	—	59.6
Gains on dispositions of property	—	1.7	8.3	—	10.0
	21.6	368.0	198.4	(75.0)	513.0
Operating profit (loss)	(21.6)	41.5	62.6	9.3	91.8
Other (income) expense	4.7	1.5	45.5	—	51.7
Equity in earnings of subsidiaries, net of taxes	54.2	15.4	5.0	(74.6)	—
Income from continuing operations before income taxes	27.9	55.4	22.1	(65.3)	40.1
Provision (benefit) for income taxes	(3.6)	12.7	1.2	(1.4)	8.9
Income from continuing operations	31.5	42.7	20.9	(63.9)	31.2
Loss from discontinued operations, net of income taxes	(0.9)	—	(0.2)	—	(1.1)
Net income	30.6	42.7	20.7	(63.9)	30.1
Net loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income attributable to controlling interest	$30.6	$42.7	$20.7	$(63.4)	$30.6

Net income	$30.6	$42.7	$20.7	$(63.9)	$30.1
Other comprehensive income (loss)	0.8	—	(4.6)	—	(3.8)
Comprehensive income	31.4	42.7	16.1	(63.9)	26.3
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.2)	(0.2)
Comprehensive income attributable to controlling interest	$31.4	$42.7	$16.1	$(63.7)	$26.5

Condensed Consolidating Balance Sheet
March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$199.7	$5.6	$27.3	$(19.4)	$213.2
Receivables, net of allowance	0.7	211.2	85.9	—	297.8
Income tax receivable	389.0	—	0.1	—	389.1
Inventory	—	405.2	36.8	—	442.0
Property, plant, and equipment, net	31.3	1,459.4	6,433.2	(805.2)	7,118.7
Investments in and advances to subsidiaries	4,611.6	3,202.2	318.3	(8,132.1)	—
Restricted cash	—	—	76.9	19.4	96.3
Goodwill and other assets	148.6	230.2	68.3	(1.3)	445.8
	$5,380.9	$5,513.8	$7,046.8	$(8,938.6)	$9,002.9
Liabilities:
Accounts payable	$13.3	$116.7	$78.6	$(0.1)	$208.5
Accrued liabilities	160.5	29.6	159.6	(1.2)	348.5
Debt	527.9	—	4,342.3	—	4,870.2
Deferred income taxes	126.7	898.0	(8.7)	0.1	1,016.1
Advances from subsidiaries	2,033.5	—	—	(2,033.5)	—
Other liabilities	52.9	39.6	1.0	—	93.5
Total stockholders' equity	2,466.1	4,429.9	2,474.0	(6,903.9)	2,466.1
	$5,380.9	$5,513.8	$7,046.8	$(8,938.6)	$9,002.9

Condensed Consolidating Balance Sheet
December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$155.1	$0.1	$36.3	$(25.3)	$166.2
Receivables, net of allowance	1.3	185.7	74.0	(0.9)	260.1
Income tax receivable	14.6	—	0.1	—	14.7
Inventory	—	398.8	34.7	(0.1)	433.4
Property, plant, and equipment, net	37.8	1,320.7	6,595.8	(843.7)	7,110.6
Investments in and advances to subsidiaries	4,600.0	3,136.2	347.0	(8,083.2)	—
Restricted cash	—	—	86.1	25.3	111.4
Goodwill and other assets	190.9	394.4	58.6	(38.9)	605.0
	$4,999.7	$5,435.9	$7,232.6	$(8,966.8)	$8,701.4
Liabilities:
Accounts payable	$5.3	$109.1	$90.6	$(1.1)	$203.9
Accrued liabilities	166.7	23.2	152.9	(0.7)	342.1
Debt	522.8	—	4,359.1	—	4,881.9
Deferred income taxes	—	844.6	(8.2)	(38.1)	798.3
Advances from subsidiaries	1,871.8	—	—	(1,871.8)	—
Other liabilities	54.2	40.9	1.2	—	96.3
Total stockholders' equity	2,378.9	4,418.1	2,637.0	(7,055.1)	2,378.9
	$4,999.7	$5,435.9	$7,232.6	$(8,966.8)	$8,701.4

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$161.7	$40.7	$9.4	$(49.5)	$162.3
Loss from discontinued operations	0.2	—	—	—	0.2
Equity in earnings of subsidiaries, net of taxes	(54.9)	(8.5)	(4.8)	68.2	—
Other	(199.6)	210.7	5.1	(4.9)	11.3
Net cash provided by (used in) operating activities – continuing operations	(92.6)	242.9	9.7	13.8	173.8
Net cash used in operating activities – discontinued operations	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) operating activities	(92.8)	242.9	9.7	13.8	173.6

Investing activities:
Proceeds from railcar lease fleet sales owned more than one year	—	278.1	359.5	(569.1)	68.5
Proceeds from dispositions of property and other assets	—	0.5	9.3	—	9.8
Capital expenditures – leasing	—	(442.2)	(256.1)	569.1	(129.2)
Capital expenditures – manufacturing and other	(0.6)	(7.2)	(6.2)	—	(14.0)
Other	—	—	0.3	—	0.3
Net cash (used in) provided by investing activities	(0.6)	(170.8)	106.8	—	(64.6)

Financing activities:
Payments to retire debt	(175.0)	—	(296.4)	—	(471.4)
Proceeds from issuance of debt	180.0	—	272.4	—	452.4
Shares repurchased	(35.4)	—	—	—	(35.4)
Dividends paid to common shareholders	(22.7)	—	—	—	(22.7)
Change in intercompany financing between entities	191.1	(66.6)	(110.7)	(13.8)	—
Net cash (used in) provided by financing activities	138.0	(66.6)	(134.7)	(13.8)	(77.1)
Net decrease in cash, cash equivalents, and restricted cash	44.6	5.5	(18.2)	—	31.9
Cash, cash equivalents, and restricted cash at beginning of period	155.1	0.1	122.4	—	277.6
Cash, cash equivalents, and restricted cash at end of period	$199.7	$5.6	$104.2	$—	$309.5

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$30.6	$42.7	$20.7	$(63.9)	$30.1
Loss from discontinued operations	0.9	—	0.2	—	1.1
Equity in earnings of subsidiaries, net of taxes	(54.2)	(15.4)	(5.0)	74.6	—
Other	(23.3)	(184.8)	58.7	(6.6)	(156.0)
Net cash (used in) provided by operating activities – continuing operations	(46.0)	(157.5)	74.6	4.1	(124.8)
Net cash used in operating activities – discontinued operations	(0.9)	—	(0.2)	—	(1.1)
Net cash (used in) provided by operating activities	(46.9)	(157.5)	74.4	4.1	(125.9)

Investing activities:
Proceeds from railcar lease fleet sales owned more than one year	—	0.4	29.0	—	29.4
Proceeds from dispositions of property and other assets	—	—	7.3	—	7.3
Capital expenditures – leasing	—	(448.0)	(17.0)	—	(465.0)
Capital expenditures – manufacturing and other	(0.6)	(7.3)	(3.6)	—	(11.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	0.3	—	(0.3)	—
Other	—	—	1.3	—	1.3
Net cash (used in) provided by investing activities	(0.6)	(454.6)	17.0	(0.3)	(438.5)

Financing activities:
Payments to retire debt	(150.0)	—	(64.8)	—	(214.8)
Proceeds from issuance of debt	400.0	—	249.7	—	649.7
Shares repurchased	(25.0)	—	10.0	—	(15.0)
Dividends paid to common shareholders	(17.3)	—	—	—	(17.3)
Purchase of shares to satisfy employee tax on vested stock	(0.5)	—	—	—	(0.5)
Distributions to noncontrolling interest	—	—	(0.4)	—	(0.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	0.3	(0.3)	—
Change in intercompany financing between entities	(251.4)	610.9	(356.0)	(3.5)	—
Net cash (used in) provided by financing activities	(44.2)	610.9	(161.2)	(3.8)	401.7
Net decrease in cash, cash equivalents, and restricted cash	(91.7)	(1.2)	(69.8)	—	(162.7)
Cash, cash equivalents, and restricted cash at beginning of period	154.7	4.1	192.0	—	350.8
Cash, cash equivalents, and restricted cash at end of period	$63.0	$2.9	$122.2	$—	$188.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2019 Annual Report on Form 10-K.
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

•
the impact of the COVID-19 pandemic and the response thereto, on, among other things, demand for our products and services, our customers' ability to pay, disruptions to our supply chain, our liquidity and financial position, results of operations, stock price, payment of dividends, our ability to generate new railcar orders, our ability to originate and/or renew leases at favorable rates, our ability to convert backlog to revenue, and the operational status of our facilities;

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

Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2019 Annual Report on Form 10-K, this Form 10-Q and future Forms 10-Q and Current Reports on Forms 8-K.

Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") own businesses that are leading providers of railcar products and services in North America. Our rail-related businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail integrated platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services. We also own businesses engaged in the manufacturing of products used on the nation's roadways and in traffic control.
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other, which includes our highway products business and legal, environmental, and maintenance costs associated with non-operating facilities. In connection with the implementation of our rail-focused strategy, in the first quarter of 2020, we realigned certain activities previously reported in the All Other segment to now be presented within the Rail Products Group. The prior period results have been recast to reflect these changes and present results on a comparable basis.
Executive Summary
Recent Market Developments
COVID-19
The coronavirus disease 2019 (“COVID-19”) pandemic has had an unprecedented impact on global and North American economic conditions. The situation continues to be volatile and the social and economic effects are widespread. Federal, state and local governments have taken a number of protective actions to control the spread of the pandemic, including, among other things, encouragement of social distancing, restrictions on freedom of movement, closure of non-essential businesses, quarantines, and shelter-in-place and stay-at-home orders.
In response to the COVID-19 pandemic and to protect the safety of our employees, we successfully transitioned substantially all of the leasing and corporate employees based at our Dallas headquarters to work from home arrangements in late March 2020. Our manufacturing businesses within the United States operate within critical infrastructure sectors as established by the Cybersecurity & Infrastructure Security Agency of the United States Department of Homeland Security, and we believe that the majority of our North American customers and suppliers also operate businesses that are deemed essential. Consequently, our rail manufacturing and maintenance and highway products operations in the United States have continued to operate subject to significantly enhanced voluntary and government mandated safety protocols designed to protect the health of our operations workforce. Our manufacturing facilities in Mexico have also continued to operate subject to enhanced health and safety protocols. These facilities operate within critical infrastructure sectors as currently established by the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation.
We continue to take measures to protect the safety of our employees and closely monitor the impact of COVID-19 on all aspects of our businesses. We have performed a comprehensive review of potential operational and financial impacts, and have taken appropriate measures to preserve cash and ensure sufficient liquidity. In addition to cost savings initiatives already underway, we have eliminated many non-essential expenditures and streamlined our workforce in response to current operating conditions. As described in the Liquidity and Capital Resources section below, as of March 31, 2020, we have total committed liquidity of approximately $760 million. Our revolving credit facility also contains a $200.0 million expansion feature that can be accessed subject to certain conditions. We have also evaluated the impact of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). We anticipate receiving tax refunds in 2020 totaling approximately $303 million as a result of utilizing loss carryback provisions included in the CARES Act. We believe we have sufficient liquidity and capital resources to fund our operating requirements and other capital allocation and investment activities planned for 2020.
Because, thus far, we have been able to respond to the pandemic without significant interruptions to our daily operations, the pandemic did not materially impact our financial condition and results of operations as of and for the three months ended March 31, 2020. To date, our Rail Leasing business has not experienced a significant increase in lease payment delinquencies, and has granted rent payment extensions to a relatively small number of railcar lessees. However, we expect our results of operations to decline in the near term as there may be adjustments to our 2020 production plans should customers need to defer railcar equipment investments. Additionally, the economic impacts of the COVID-19 pandemic and the related governmental response could negatively impact our business, potentially including, among other things, reduced demand for our products and services, our customers' ability to pay, disruptions to our supply chain, the operational status of our facilities, our results of operations, stock price, our ability to generate new railcar orders, our ability to originate and/or renew leases at favorable rates, our ability to convert backlog to revenue, our liquidity and financial position, and payment of dividends.
We reviewed our goodwill and long-lived assets for potential impairment, and have concluded that no such impairment charges are necessary at this time. We will continue to monitor business conditions, including the impact of the pandemic, and will make appropriate adjustments to our operations and related financial projections and estimates as necessary. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in market conditions, our operating results or the assumptions utilized in our financial projections.
These risks to our business are more fully described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
Other Cyclical and Seasonal Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices, including recent significant price declines in the crude oil market, or lower demand for certain commodities could result in a decline in customer demand for various types of railcars. We expect that the declines in crude oil prices and production could leave the frac sand industry financially vulnerable. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors, including the crude oil and frac sand markets; however, additional weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could negatively impact our recurring leasing revenues and operating profits. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Leasing Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.
Current economic conditions within the industries in which our customers operate have resulted in reduced demand for railcars. These factors, combined with declining railcar loading volumes and a growing supply of underutilized railcar assets in North America, are pressuring railcar lease rates and utilization, as well as orders for new railcar equipment. We currently expect this trend to continue in the near term. We believe that our integrated rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
Restructuring Activities
In the first quarter of 2020, and in connection with our continued assessment of future needs to support our go-forward business strategy, we recognized a restructuring charge of approximately $5.5 million, primarily from $5.2 million of non-cash charges from the write-down of our corporate headquarters campus and $4.1 million in cash charges for severance costs, partially offset by a $3.8 million gain on the disposition of a non-operating facility. We estimate that the headcount reductions completed in the first quarter of 2020 will generate future annualized cost savings of approximately $9 million to $10 million. We expect to identify additional streamlining and cost savings opportunities throughout 2020.
Financial and Operational Highlights

•
Our revenues for the three months ended March 31, 2020 were $615.2 million representing an increase of 1.7%, compared to the three months ended March 31, 2019. Our operating profit for the three months ended March 31, 2020 was $73.0 million representing a decrease of 20.5%, compared to the three months ended March 31, 2019.

•
The Railcar Leasing and Management Services Group (the "Leasing Group") reported additions to the wholly-owned and partially-owned lease fleet of 2,810 railcars, for a total of 103,815 railcars as of March 31, 2020, an increase of 2.8% compared to March 31, 2019.

•
For the three months ended March 31, 2020, we made a net investment in our lease fleet of approximately $60.7 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.

•
The Leasing Group's lease fleet of 103,815 company-owned rail cars was 95.4% utilized as of March 31, 2020, in comparison to a lease fleet utilization of 98.4% on 101,005 company-owned railcars as of March 31, 2019. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.

•
The total value of the railcar backlog at March 31, 2020 was $1.6 billion, compared to $3.3 billion at March 31, 2019. The Rail Products Group received orders for 1,970 railcars and delivered 3,705 railcars in the three months ended March 31, 2020, in comparison to orders for 3,000 railcars and deliveries of 4,505 railcars in the three months ended March 31, 2019.

•
For the three months ended March 31, 2020, we generated operating cash flows and Free Cash Flow before Capital expenditures – leasing ("Free Cash Flow") of $173.8 million and $205.6 million(1), respectively, in comparison to $(124.8) million and $(124.2) million(1), respectively, for the three months ended March 31, 2019.

(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
Returns of Capital to Shareholders
For the three months ended March 31, 2020, returns of capital to shareholders in the form of dividends and share repurchases are summarized below:
Capital Structure Updates
Early Redemption of TRL V — In March 2020, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, redeemed its 2006 Secured Railcar Equipment Notes due May 2036, of which $104.7 million was outstanding at the redemption date. The fixed interest rate for these notes was at 5.90% per annum. The net book value of the assets securing TRL V at the time of redemption was $303.3 million.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues	$615.2	$604.8
Cost of revenues	482.0	463.4
Selling, engineering, and administrative expenses	64.3	59.6
Gains on dispositions of property	9.6	10.0
Restructuring activities, net	5.5	—
Total operating profit	73.0	91.8
Interest expense, net	58.9	51.4
Other, net	(0.8)	0.3
Income from continuing operations before income taxes	14.9	40.1
Provision (benefit) for income taxes	(147.6)	8.9
Income from continuing operations	$162.5	$31.2
Revenues

The tables below present revenues by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$236.1	$0.2	$236.3	17.9%
Rail Products Group	317.2	192.2	509.4	(18.9)
All Other	61.9	1.5	63.4	2.1
Segment Totals before Eliminations	615.2	193.9	809.1	(9.1)
Eliminations – Lease Subsidiary	—	(190.4)	(190.4)
Eliminations – Other	—	(3.5)	(3.5)
Consolidated Total	$615.2	$—	$615.2	1.7

	Three Months Ended March 31, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$200.2	$0.2	$200.4
Rail Products Group	345.6	282.3	627.9
All Other	59.0	3.1	62.1
Segment Totals before Eliminations	604.8	285.6	890.4
Eliminations – Lease Subsidiary	—	(270.1)	(270.1)
Eliminations – Other	—	(15.5)	(15.5)
Consolidated Total	$604.8	$—	$604.8

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$143.4	$114.6
Rail Products Group	484.3	580.8
All Other	54.1	52.0
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	681.8	747.4
Corporate	28.1	23.6
Restructuring activities, net	5.5	—
Eliminations – Lease Subsidiary	(170.5)	(242.9)
Eliminations – Other	(2.7)	(15.1)
Consolidated Total	$542.2	$513.0
Operating Profit
Operating profit by segment for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$92.9	$85.8
Rail Products Group	25.1	47.1
All Other	9.3	10.1
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	127.3	143.0
Corporate	(28.1)	(23.6)
Restructuring activities, net	(5.5)	—
Eliminations – Lease Subsidiary	(19.9)	(27.2)
Eliminations – Other	(0.8)	(0.4)
Consolidated Total	$73.0	$91.8
Discussion of Consolidated Results
Revenues — Our revenues for the three months ended March 31, 2020 were $615.2 million, representing an increase of $10.4 million, or 1.7%, over the prior year period, primarily related to a higher volume of railcars sold from our lease fleet and higher leasing and management services revenue in the Leasing Group, which was partially offset by lower deliveries in the Rail Products Group.
Cost of revenues — Our cost of revenues for the three months ended March 31, 2020 were $482.0 million, representing an increase of $18.6 million, or 4.0%, over the prior year period. The increase in cost of revenues was primarily due to a higher volume of railcars sold that were owned one year or less at the time of sale in our Leasing Group. The increase was partially offset by lower cost of revenues in the Rail Products Group as a result of lower deliveries.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses increased by 7.9% for the three months ended March 31, 2020, when compared to the prior year period primarily due to costs associated with realigning our corporate structure to support our rail-focused strategy.
Restructuring activities, net — Our restructuring activities for the three months ended March 31, 2020 were $5.5 million primarily as a result of asset write-downs related to our corporate headquarters facility and employee transition costs, partially offset by a gain on the disposition of a non-operating facility. We had no restructuring activities during the three months ended March 31, 2019.

Operating profit — Operating profit for the three months ended March 31, 2020 totaled $73.0 million, representing a decrease of 20.5% from the prior year period. The decrease in operating profit resulted primarily from lower deliveries and operational inefficiencies in the Rail Products Group and increases in corporate expenses resulting from cost structure alignment, partially offset by higher profits associated with leasing and management services in the Leasing Group.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net — Interest expense, net for the three months ended March 31, 2020 totaled $58.9 million, compared to $51.4 million for the three months ended March 31, 2019. The increase in interest expense for the three months ended March 31, 2020 was primarily driven by higher debt obligations in the Leasing Group in connection with the Company's efforts to optimize its capital structure, as well as a $4.7 million early redemption premium associated with the extinguishment of TRL V.
Income taxes — Our effective tax rates, excluding the impact of the CARES Act described further below, were 47.7% and 22.2% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rates differ from the U.S. statutory rate of 21.0% due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
On March 27, 2020, the CARES Act was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity plans to carry back the tax losses incurred in 2018 and 2019, as well as the anticipated tax losses that will be generated in 2020, to its 2013-2015 tax years. The income taxes to be recovered as a result of these anticipated carrybacks were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability and the federal income tax receivable were remeasured to account for amounts that will be carried back, resulting in a tax benefit of $154.7 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2020 was a benefit of 990.6%, primarily due to the CARES Act.
Income tax payments, net of refunds received, during the three months ended March 31, 2020 totaled $2.3 million. The total income tax receivable as of March 31, 2020 was $389.1 million, of which approximately $303 million relates to the 2018 and 2019 expected carryback claims and is expected to be received in 2020.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2020	2019	Percent
	(in millions)		Change
Revenues:
Leasing and management	$192.0	$187.1	2.6%
Sales of railcars owned one year or less at the time of sale	44.3	13.3	233.1%
Total revenues	$236.3	$200.4	17.9%

Operating profit(1):
Leasing and management	$82.5	$77.1	7.0%
Railcar sales:
Railcars owned one year or less at the time of sale	1.7	0.8	112.5%
Railcars owned more than one year at the time of sale	8.7	7.9	10.1%
Total operating profit	$92.9	$85.8	8.3%
Total operating profit margin	39.3%	42.8%

Leasing and management operating profit margin	43.0%	41.2%

Selected expense information:
Depreciation (2)	$53.6	$54.4	(1.5)%
Maintenance and compliance	$25.9	$27.8	(6.8)%
Rent	$3.0	$5.5	(45.5)%
Selling, engineering, and administrative expenses	$14.3	$12.8	11.7%
Interest	$55.1	$46.0	19.8%
(1) Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(2) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three months ended March 31, 2020 of approximately $7.7 million. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
Total revenues for the Railcar Leasing and Management Services Group increased by 17.9% for the three months ended March 31, 2020, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less increased primarily due to a higher volume of railcars sold from the fleet. Additionally, leasing and management revenues increased 2.6% for the three months ended March 31, 2020, as a result of growth in the lease fleet and higher average lease rates, partially offset by lower utilization when compared to the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale	$44.3	$13.3
Railcars owned more than one year at the time of sale	68.5	29.4
	$112.8	$42.7

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$1.7	$0.8
Railcars owned more than one year at the time of sale	8.7	7.9
	$10.4	$8.7

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	3.8%	6.0%
Railcars owned more than one year at the time of sale	12.7%	26.9%
Weighted average operating profit margin on sales of leased railcars	9.2%	20.4%
Operating profit increased by 8.3% for the three months ended March 31, 2020, compared to the prior year period primarily due to growth in the lease fleet, lower rent expense, and higher profits from railcar sales. Additionally, operating profit for the three months ended March 31, 2020 benefited from lower depreciation expense associated with the revisions to the estimated useful lives and salvage values of certain railcar types in our lease fleet described above, which became effective January 1, 2020. The decrease in depreciation expense was partially offset by higher depreciation associated with growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	March 31, 2020	March 31, 2019
Number of railcars:
Wholly-owned (1)	79,245	76,365
Partially-owned	24,570	24,640
	103,815	101,005
Managed (third-party owned)	25,840	21,725
	129,655	122,730
Company-owned railcars (2):
Average age in years	9.8	9.1
Average remaining lease term in years	3.2	3.5
Fleet utilization	95.4%	98.4%
(1) Includes 2,176 railcars under sale-leaseback arrangements.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended March 31,
	2020	2019	Percent
	(in millions)		Change
Revenues:
Rail Products	$407.5	$502.0	(18.8)%
Maintenance services	81.1	85.3	(4.9)%
Other	20.8	40.6	(48.8)%
Total revenues	509.4	627.9	(18.9)%

Operating costs:
Cost of revenues	472.5	567.0	(16.7)%
Selling, engineering, and administrative expenses	11.8	13.8	(14.5)%
Operating profit	$25.1	$47.1	(46.7)%
Operating profit margin	4.9%	7.5%
Information related to our Rail Products Group backlog of railcars is summarized below:

	March 31,
	2020	2019	Percent
	(in millions)		Change
External Customers	$976.1	$2,038.9
Leasing Group	581.7	1,213.8
Total (1)	$1,557.8	$3,252.7	(52.1)%

	Three Months Ended March 31,
	2020	2019	Percent
			Change
Beginning balance	15,085	30,875
Orders received	1,970	3,000
Deliveries	(3,705)	(4,505)
Other adjustments (1)	(540)	(3,050)
Ending balance	12,810	26,320
Average selling price in ending backlog	$121,608	$123,583	(1.6)%
(1) For the three months ended March 31, 2020, the adjustment includes 540 railcars valued at $81 million that were removed from the backlog because of a change in the underlying financial condition of the customers. For the three months ended March 31, 2019, the other adjustments line reflects the removal of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended March 31, 2020 by 18.9% and 16.7%, respectively, when compared to the prior year period. The decreases in revenues and cost of revenues for the three months ended March 31, 2020 primarily resulted from lower deliveries and operational inefficiencies related to reduced production volumes.
Total backlog dollars decreased by 52.1% when compared to the prior year period primarily from a reduction in orders received, as well as a 1.6% lower average selling price on railcars included in backlog as a result of changes to the product mix. Approximately 53.4% of our railcar backlog is expected to be delivered during 2020 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to purchase railcars from the Rail Products Group rather than lease.
During the three months ended March 31, 2020, railcar shipments included sales to the Leasing Group of $164.5 million with a deferred profit of $16.8 million, representing 1,303 railcars, compared to $248.5 million with a deferred profit of $23.9 million, representing 2,176 railcars, in the comparable period in 2019.

All Other

	Three Months Ended March 31,
	2020	2019	Percent
	(in millions)		Change
Revenues:
Highway Products	$63.4	$61.6	2.9%
Other	—	0.5	*
Total revenues	63.4	62.1	2.1%

Operating costs:
Cost of revenues	44.1	42.6	3.5%
Selling, engineering, and administrative expenses	10.1	9.4	7.4%
Gains on dispositions of property	(0.1)	—	*
Operating profit	$9.3	$10.1	(7.9)%
Operating profit margin	14.7%	16.3%
* Not meaningful
Revenues and cost of revenues increased for the three months ended March 31, 2020 when compared to the prior year period primarily related to increased demand in our highway products business. The decline in operating profit in the three months ended March 31, 2020 was primarily from insurance recoveries recognized in the prior year.
Corporate

	Three Months Ended March 31,
	2020	2019	Percent
	(in millions)		Change
Operating costs	$28.1	$23.6	19.1%
Operating costs for the three months ended March 31, 2020 increased 19.1%, compared to the prior year period primarily from consulting costs associated with realigning our corporate structure to support our rail-focused strategy. Additionally, operating costs for the three months ended March 31, 2019 benefited from a favorable litigation-related recovery.

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
As of March 31, 2020, we have total committed liquidity of $759.7 million. Our total available liquidity includes: $213.2 million of unrestricted cash and cash equivalents; $284.5 million available under our revolving credit facility; and $262.0 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. Additionally, our revolving credit facility allows for a $200.0 million expansion feature, subject to certain conditions. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Early Redemption of TRL V — In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036. We used $109.9 million in cash, which included $104.7 million that was outstanding at the redemption date, a $4.7 million early redemption premium, and $0.5 million in accrued and unpaid interest.
Dividend Payments — We paid $22.7 million in dividends to our common stockholders during the three months ended March 31, 2020.
Share Repurchases — In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under the current program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
Total	12,954,794	$260.1
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash flows from continuing operations:
Operating activities	$173.8	$(124.8)
Investing activities	(64.6)	(438.5)
Financing activities	(77.1)	401.7
Net cash flows from discontinued operations	(0.2)	(1.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31.9	$(162.7)

Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2020 was $173.8 million compared to net cash used in operating activities from continuing operations of $124.8 million for the three months ended March 31, 2019. The increase was driven primarily by the deferred tax impact of the CARES Act and changes in our operating assets and liabilities.

	Three Months Ended March 31,
	2020	2019
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$113.0	$(182.8)
(Increase) decrease in income tax receivable	(374.4)	24.3
Decrease in accounts payable, accrued liabilities, and other liabilities	(29.2)	(73.8)
Changes in operating assets and liabilities	$(290.6)	$(232.3)

The changes in our operating assets and liabilities resulted in a net use of $290.6 million for the three months ended March 31, 2020, compared to a net use of $232.3 million for the three months ended March 31, 2019. The increase in the income tax receivable was primarily driven by anticipated tax refunds related to the loss carryback provisions included in the CARES Act; we currently expect to receive approximately $303 million of this income tax receivable in 2020. The decrease in receivables, inventories, and other assets was primarily related to a customer's election to exercise a purchase option on a sales-type lease.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2020 was $64.6 million compared to $438.5 million for the three months ended March 31, 2019. Significant investing activities are as follows:

•
We made a net investment in the lease fleet of $60.7 million during the three months ended March 31, 2020, compared to $435.6 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2020 was $77.1 million compared to $401.7 million of cash provided by financing activities for the same period in 2019. Significant financing activities are as follows:

•
During the three months ended March 31, 2020, we had total repayments of $471.4 million and total borrowings of $452.4 million, for net repayments of $19.0 million, primarily from the early redemption of TRL V, partially offset by debt proceeds to support our investment in the lease fleet. During the three months ended March 31, 2019, we had total borrowings of $649.7 million and total repayments of $214.8 million, for net proceeds of $434.9 million, primarily related to the proceeds from the issuance of debt in support of our investment in the lease fleet.

•	We paid $22.7 million and $17.3 million in dividends to our common stockholders during the three months ended March 31, 2020 and 2019, respectively.

•
We repurchased common stock under our authorized share repurchase programs totaling $35.4 million and $15.0 million during the three months ended March 31, 2020 and 2019, respectively. The cash outlay for shares repurchased during three months ended March 31, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during March 2019, totaling $4.0 million, were cash settled in April 2019 in accordance with normal settlement practices.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at March 31, 2020
Maximum leverage (1)	No greater than 3.25 to 1.00	1.65
Minimum interest coverage (2)	No less than 2.25 to 1.00	9.83
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2020
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2020
As of March 31, 2020, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2020, we anticipate a net investment in our lease fleet of between $350 million and $500 million. Capital expenditures related to manufacturing and corporate are projected to range between $90 million and $110 million for the full year 2020.
Equity Investment
See Note 4 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of March 31, 2020, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $35.5 million, the full amount of which is expected to expire in July 2020. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
Upon settlement, we expect to recognize pre-tax pension settlement charges totaling between $155 million and $185 million. The settlement charges will be recognized in our Statement of Operations in two phases, with the first charge to be recognized when payments are made to those participants electing to receive a lump sum distribution, and the second charge to be recognized when the annuity contracts are purchased to settle all remaining outstanding pension obligations. The range of settlement charges includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in Accumulated Other Comprehensive Loss related to the Pension Plan, which totaled approximately $170.1 million ($131.2 million, net of tax) as of December 31, 2019; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $15 million. The actual amount of the settlement charges and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments from time to time to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 2 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
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
Non-GAAP Financial Measures
We have included financial measures compiled in accordance with GAAP and certain non-GAAP measures in this Quarterly Report on Form 10-Q to provide management and investors with additional information regarding our financial results. Non-GAAP measures should not be considered in isolation or as a substitute for our reporting results prepared in accordance with GAAP and, as calculated, may not be comparable to other similarly titled measures for other companies. For each non-GAAP financial measure, we provide a reconciliation to the most comparable GAAP measure.
Free Cash Flow
Free Cash Flow is defined as net cash provided by (used in) operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less cash payments for manufacturing capital expenditures and dividends. We believe Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Free Cash Flow is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities – continuing operations	$173.8	$(124.8)
Add:
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	68.5	29.4
Adjusted Net Cash Provided by Operating Activities	$242.3	$(95.4)
Less:
Capital expenditures – manufacturing and other	(14.0)	(11.5)
Dividends paid to common shareholders	(22.7)	(17.3)
Free Cash Flow (before Capital expenditures – leasing)	$205.6	$(124.2)
Contractual Obligations and Commercial Commitments
Except as described below, as of March 31, 2020, there have been no material changes to our contractual obligations from December 31, 2019:

•	Contractual obligations that relate to operating leases increased by approximately $77.9 million for the execution of a lease agreement for our new corporate headquarters; and

•
In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036, of which $109.3 million was outstanding at December 31, 2019. See Note 7 of the Consolidated Financial Statements for additional information regarding the early redemption of TRL V.

Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2019 as set forth in Item 7A of our 2019 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three months ended March 31, 2020.
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
Item 1A. Risk Factors
The COVID-19 pandemic is likely to have a material adverse effect on our results of operations and could have a material adverse effect on our ability to operate, financial condition, liquidity, access to capital, payment of dividends, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future are likely to have a material adverse effect on our results of operations and prolonged negative economic impact of the COVID-19 pandemic and the related governmental response could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, access to capital, payment of dividends, and capital investments. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter-in-place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain facilities, decreased employee availability, potential border closures, restrictions on shipping, and other potential impacts. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased demand, or our customers' inability to pay, for our products and services. The COVID-19 pandemic has also resulted in near-term shortages of certain personal protective equipment ("PPE") which may continue or worsen if the COVID-19 pandemic has a prolonged negative impact on the supply chain for PPE. An inability to procure PPE for operations may have a material adverse effect on our business, including potential shutdown of certain facilities or operations. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, access to capital, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. The extent to which the COVID-19 pandemic affects our results will also depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain the outbreak or treat its impact, among others.
Other than the item listed above, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 through January 31, 2020	251	$21.44	—	$125,266,862
February 1, 2020 through February 29, 2020	551,589	$21.23	550,000	$113,589,832
March 1, 2020 through March 31, 2020	1,302,309	$18.25	1,300,000	$89,868,862
Total	1,854,149		1,850,000
(1) These columns include the following transactions during the three months ended March 31, 2020: (i) the surrender to the Company of 1,823 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 2,326 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,850,000 shares of common stock on the open market as part of our share repurchase program.
(2) In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorizes the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. 1,850,000 shares were repurchased under the share repurchase program during the three months ended March 31, 2020, at a cost of approximately $35.4 million. As of March 31, 2020, the Company had a remaining authorization to repurchase up to $89.9 million of its common stock under the current repurchase program. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective March 12, 2020 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed March 13, 2020).
10.1	Form of Notice of Grant of Stock Options (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Senior Vice President and Chief Financial Officer
April 30, 2020