Form 10-Q
period 2020-06-30
TRINITY INDUSTRIES INC
filed 2020-07-23
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE CO.
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 17, 2020, the number of shares of common stock, $0.01 par value, outstanding was 118,661,510.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Manufacturing	$316.6	$459.1	$695.7	$863.7
Leasing	192.6	276.9	428.7	477.1
	509.2	736.0	1,124.4	1,340.8
Operating costs:
Cost of revenues:
Manufacturing	293.7	399.6	637.1	751.2
Leasing	102.9	178.9	241.5	290.7
	396.6	578.5	878.6	1,041.9
Selling, engineering, and administrative expenses:
Manufacturing	19.6	26.5	41.5	49.7
Leasing	13.0	12.7	27.3	25.5
Other	24.2	30.6	52.3	54.2
	56.8	69.8	121.1	129.4
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	5.7	18.7	14.4	26.6
Other	0.9	0.6	1.8	2.7
	6.6	19.3	16.2	29.3
Impairment of long-lived assets	369.4	—	369.4	—
Restructuring activities, net	0.3	—	5.8	—
Total operating profit (loss)	(307.3)	107.0	(234.3)	198.8
Other (income) expense:
Interest income	—	(1.6)	(2.4)	(2.9)
Interest expense	53.0	57.0	114.3	109.7
Other, net	(0.7)	(0.1)	(1.5)	0.2
	52.3	55.3	110.4	107.0
Income (loss) from continuing operations before income taxes	(359.6)	51.7	(344.7)	91.8
Provision (benefit) for income taxes:
Current	(79.7)	1.0	(452.5)	0.2
Deferred	7.9	13.1	233.1	22.8
	(71.8)	14.1	(219.4)	23.0
Income (loss) from continuing operations	(287.8)	37.6	(125.3)	68.8
Loss from discontinued operations, net of benefit for income taxes of $—, $0.3, $0.1, and $0.5	—	(0.8)	(0.2)	(1.9)
Net income (loss)	(287.8)	36.8	(125.5)	66.9
Net income (loss) attributable to noncontrolling interest	(80.9)	0.4	(80.3)	(0.1)
Net income (loss) attributable to Trinity Industries, Inc.	$(206.9)	$36.4	$(45.2)	$67.0

Basic earnings per common share:
Income (loss) from continuing operations	$(1.76)	$0.29	$(0.38)	$0.53
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) attributable to Trinity Industries, Inc.	$(1.76)	$0.28	$(0.38)	$0.51
Diluted earnings per common share:
Income (loss) from continuing operations	$(1.76)	$0.29	$(0.38)	$0.52
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(1.76)	$0.28	$(0.38)	$0.51
Weighted average number of shares outstanding:
Basic	117.3	127.6	117.6	129.0
Diluted	117.3	129.2	117.6	130.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(287.8)	$36.8	$(125.5)	$66.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.5, $2.4, $8.2, and $4.1	(1.7)	(8.0)	(27.3)	(13.5)
Reclassification adjustments for losses included in net income, net of tax benefit of $1.2, $—, $1.7, and $0.4	4.9	1.0	5.9	1.9
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $0.1, $—, $0.2, and $—	0.2	—	0.4	—
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.3, $0.6, and $0.6	1.2	0.8	2.4	1.6
	4.6	(6.2)	(18.6)	(10.0)
Comprehensive income (loss)	(283.2)	30.6	(144.1)	56.9
Less: comprehensive income (loss) attributable to noncontrolling interest	(80.6)	0.7	(79.7)	0.5
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$(202.6)	$29.9	$(64.4)	$56.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$157.0	$166.2
Receivables, net of allowance	226.9	260.1
Income tax receivable	463.0	14.7
Inventories:
Raw materials and supplies	229.8	263.4
Work in process	89.3	108.8
Finished goods	102.4	61.2
	421.5	433.4
Restricted cash, including partially-owned subsidiaries of $27.7 and $33.0	136.9	111.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,923.8 and $2,065.3	8,939.5	9,272.5
Less accumulated depreciation, including partially-owned subsidiaries of $499.7 and $527.7	(2,155.1)	(2,161.9)
	6,784.4	7,110.6
Goodwill	208.8	208.8
Other assets	266.9	396.2
Total assets	$8,665.4	$8,701.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$188.2	$203.9
Accrued liabilities	325.6	342.1
Debt:
Recourse	528.0	522.8
Non-recourse:
Wholly-owned subsidiaries	3,045.7	3,080.7
Partially-owned subsidiaries	1,251.7	1,278.4
	4,825.4	4,881.9
Deferred income taxes	1,026.4	798.3
Other liabilities	139.4	96.3
Total liabilities	6,505.0	6,322.5

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.2	1.2
Capital in excess of par value	—	—
Retained earnings	2,063.3	2,182.9
Accumulated other comprehensive loss	(172.3)	(153.1)
Treasury stock	(0.9)	(0.9)
	1,891.3	2,030.1
Noncontrolling interest	269.1	348.8
Total stockholders' equity	2,160.4	2,378.9
Total liabilities and stockholders' equity	$8,665.4	$8,701.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Operating activities:
Net income (loss)	$(125.5)	$66.9
Loss from discontinued operations, net of income taxes	0.2	1.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134.6	138.1
Stock-based compensation expense	14.9	13.0
Provision for deferred income taxes	233.1	22.8
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(14.4)	(26.6)
Gains on dispositions of property and other assets	(5.3)	(2.7)
Impairment of long-lived assets	369.4	—
Restructuring activities	5.2	—
Non-cash interest expense	4.5	7.2
Loss on early extinguishment of debt	5.0	—
Other	(5.4)	(0.8)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	33.1	(75.1)
(Increase) decrease in income tax receivable	(448.3)	19.4
(Increase) decrease in inventories	11.9	(75.8)
(Increase) decrease in other assets	169.7	(33.0)
Increase (decrease) in accounts payable	(15.7)	5.6
Increase (decrease) in accrued liabilities	(37.7)	(51.7)
Increase (decrease) in other liabilities	(1.5)	(5.2)
Net cash provided by operating activities – continuing operations	327.8	4.0
Net cash used in operating activities – discontinued operations	(0.2)	(1.1)
Net cash provided by operating activities	327.6	2.9

Investing activities:
Proceeds from dispositions of property and other assets	14.2	14.3
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	132.2	99.9
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $54.0 and $91.8	(259.5)	(690.9)
Capital expenditures – manufacturing and other	(41.5)	(34.0)
Other	—	(1.2)
Net cash used in investing activities	(154.6)	(611.9)

Financing activities:
Payments to retire debt	(618.3)	(1,044.9)
Proceeds from issuance of debt	552.4	1,626.9
Shares repurchased	(35.4)	(59.0)
Dividends paid to common shareholders	(46.4)	(39.5)
Purchase of shares to satisfy employee tax on vested stock	(9.0)	(7.9)
Distributions to noncontrolling interest	—	(0.9)
Net cash provided by (used in) financing activities	(156.7)	474.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	16.3	(134.3)
Cash, cash equivalents, and restricted cash at beginning of period	277.6	350.8
Cash, cash equivalents, and restricted cash at end of period	$293.9	$216.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive (loss) income	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Other restricted share activity	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1
Net income (loss)	—	—	—	(206.9)	—	—	—	(206.9)	(80.9)	(287.8)
Other comprehensive income	—	—	—	—	4.3	—	—	4.3	0.3	4.6
Cash dividends declared on common stock (1)	—	—	—	(20.6)	—	—	—	(20.6)	—	(20.6)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Other restricted share activity	1.5	—	1.9	—	—	(0.6)	(11.4)	(9.5)	—	(9.5)
Retirement of treasury stock	(2.5)	—	(17.5)	(30.2)	—	2.5	47.7	—	—	—
Balances at June 30, 2020	118.7	$1.2	$—	$2,063.3	$(172.3)	(0.1)	$(0.9)	$1,891.3	$269.1	$2,160.4
(1) Dividends of $0.19 per common share for all periods presented in 2020.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income (loss)	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive (loss) income	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock (1)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Other restricted share activity	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1
Net income	—	—	—	36.4	—	—	—	36.4	0.4	36.8
Other comprehensive (loss) income	—	—	—	—	(6.5)	—	—	(6.5)	0.3	(6.2)
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5	—	7.5
Shares repurchased	—	—	—	—	—	(2.1)	(44.0)	(44.0)	—	(44.0)
Other restricted share activity	0.7	—	1.0	—	—	(0.5)	(8.5)	(7.5)	—	(7.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Retirement of treasury stock	(6.1)	—	(85.8)	(56.9)	—	6.1	142.7	—	—	—
Balances at June 30, 2019	127.9	$1.3	$—	$2,305.8	$(127.4)	(0.1)	$(0.9)	$2,178.8	$350.8	$2,529.6
(1) Dividends of $0.17 per common share for all periods presented in 2019.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2020, and the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2020 presentation.
Due to seasonal and other factors, including the potential impacts of the coronavirus pandemic (“COVID-19”) and the related governmental response, the results of operations for the six months ended June 30, 2020 may not be indicative of expected results of operations for the year ending December 31, 2020. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2019.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of June 30, 2020.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $8.9 million and $5.2 million as of June 30, 2020 and December 31, 2019, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2020 and the percentage of the outstanding performance obligations as of June 30, 2020 expected to be delivered during the remainder of 2020:

	Unsatisfied performance obligations at June 30, 2020
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Rail Products Group:
Products:
External Customers	$829.8
Leasing Group	507.5
	$1,337.3	40.7%

Maintenance Services	$6.7	75.0%

Railcar Leasing and Management Services Group	$100.5	9.0%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2020, we had no finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
In March 2020, we entered into a lease agreement for a new headquarters facility in Dallas, Texas. The new lease has a contractual term of 16 years from the legal commencement date, which is February 1, 2021. There is an option to extend the lease term; however, we determined that the renewal was not reasonably certain at lease inception. For accounting purposes, the lease commencement date was determined to be in April 2020, which is when we obtained control of the new facility for build-out purposes.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statement of Operations
Operating lease expense	$4.6	$4.1	$8.5	$9.3
Short-term lease expense	$1.2	$1.2	$1.4	$2.6

			June 30, 2020	December 31, 2019
Consolidated Balance Sheet
Right-of-use assets (1)			$77.2	$44.2
Lease liabilities (2)			$89.2	$44.8

Weighted average remaining lease term			11.0 years	4.8 years
Weighted average discount rate			3.4%	4.1%

			Six Months Ended June 30,
			2020	2019
Consolidated Statement of Cash Flows
Cash flows from operating activities			$8.5	$9.3
Right-of-use assets recognized in exchange for new lease liabilities (3)			$50.7	$4.2
(1) Included in other assets in our Consolidated Balance Sheet. See Note 10 for more information on the impairment of right-of-use assets.
(2) Included in other liabilities in our Consolidated Balance Sheet.
(3) Includes the commencement of the new headquarters facility described above for the six months ended June 30, 2020.

Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining six months of 2020	$4.9	$2.0	$6.9
2021	8.5	3.1	11.6
2022	7.8	6.9	14.7
2023	5.9	7.0	12.9
2024	2.7	5.9	8.6
Thereafter	1.5	67.6	69.1
Total operating lease payments	$31.3	$92.5	$123.8
Less: Present value adjustment			(23.0)
Less: Lease incentives			(11.6)
Total operating lease liabilities			$89.2
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
In the second quarter, due to COVID-19, certain of the Leasing Group's customers requested rent relief, primarily in the form of rent payment extensions. In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions resulting from COVID-19 as though the enforceable rights and obligations existed in the original lease in certain circumstances. We have elected this practical expedient in our accounting for any eligible lease concessions provided for our leased railcars. To date, these concessions have not had a significant impact on our Consolidated Financial Statements.
Leases previously classified as sales-type leases included an option for the lessee to purchase the leased railcars with certain notice. During the three months ended March 31, 2020, the lessee exercised its option to purchase the leased railcars. As of June 30, 2020, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease revenues	$165.1	$171.6	$337.3	$339.9
Variable operating lease revenues	$10.6	$10.8	$23.2	$21.6
Sales-type lease revenues	$—	$32.3	$—	$34.2
Interest income on sales-type lease receivables	$—	$0.3	$—	$0.3
Profit recognized at sales-type lease commencement	$—	$3.9	$—	$4.1

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2020	$298.6
2021	494.0
2022	387.9
2023	280.9
2024	199.8
Thereafter	353.8
Total	$2,015.0
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical expected losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the six months ended June 30, 2020, we recognized approximately $2.4 million of credit loss expense, which included $0.6 million in write-offs, related to our in-scope receivables, bringing the allowance for credit losses balance at June 30, 2020 to $7.9 million. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450.
Property, Plant, and Equipment
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. Based upon analysis of historical fleet data, review of industry standards, and consideration of certain economic factors by railcar type, we determined that it was appropriate to revise the useful lives and salvage values of certain railcar types in our lease fleet. The net impact of these changes, which took effect January 1, 2020, resulted in a change in the weighted average useful life from approximately 34 years to approximately 37 years. This change was accounted for as a change in accounting estimate, which is required to be accounted for on a prospective basis. This change in estimate resulted in a decrease in depreciation expense and an increase in income from continuing operations of approximately $7.7 million and $15.4 million, as well as an increase in net income of approximately $5.9 million and $11.8 million for the three and six months ended June 30, 2020, respectively. Further, earnings per share increased $0.05 for the three months ended June 30, 2020 and increased $0.10 per share for the six months ended June 30, 2020. See Note 10 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the three and six months ended June 30, 2020.
Goodwill
As of June 30, 2020 and December 31, 2019, the carrying amount of our goodwill totaled $208.8 million, which is primarily attributable to the Rail Products Group.

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance	$7.7	$7.1	$8.1	$7.4
Warranty costs incurred	(0.6)	(0.6)	(1.5)	(1.5)
Warranty originations and revisions	2.4	1.9	3.0	2.6
Warranty expirations	—	(0.1)	(0.1)	(0.2)
Ending balance	$9.5	$8.3	$9.5	$8.3
Recent Accounting Pronouncements
Adopted in 2020
ASU 2016-13 — In June 2016, FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This approach may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses," which excludes operating lease receivables from the scope of ASU 2016-13. ASU 2016-13 is effective for public companies during interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.
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
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2020
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCL – loss/(income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$1.8	$2.4
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.1	$0.1
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.5)	$—
Open hedge:
2017 promissory notes - interest rate swap	$461.2	2.86%	$(52.6)	$52.1	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2020	2019	2020	2019
	(in millions)
Expired hedges:
2006 secured railcar equipment notes (2)	$—	$(0.1)	$(0.1)	$(0.1)	$—
2018 secured railcar equipment notes	$—	$—	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.0	$1.0	$2.0
TRIP Master Funding secured railcar equipment notes	$—	$—	$0.1	$0.1	$0.1
2017 promissory notes - interest rate cap	$—	$(0.1)	$—	$(0.1)	$(0.1)
Open hedge:
2017 promissory notes - interest rate swap	$3.0	$0.7	$4.7	$1.3	$9.4
(1) Based on the fair value of open hedges as of June 30, 2020.
(2) Upon settlement of the debt in March 2020, the remaining balance of $0.1 million in AOCL was recognized through interest expense. See Note 7 for additional information on the debt redemption.
Other Derivatives

		Included in accompanying balance sheet at June 30, 2020		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended	Six Months Ended	Expected effect during next twelve months(1)
				June 30, 2020	June 30, 2020
(in millions)
Foreign currency hedge	$55.0	$(1.3)	$3.1	$2.6	$1.8	$3.1
(1) Based on the fair value of open hedges as of June 30, 2020.
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
Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2020	December 31, 2019
	(in millions)
Assets:
Cash equivalents	$76.1	$57.9
Restricted cash	136.9	111.4
Total assets	$213.0	$169.3

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

	Level 2
	June 30, 2020	December 31, 2019
	(in millions)
Assets:
Foreign currency hedge (1)	$—	$1.2
Total assets	$—	$1.2

Liabilities:
Interest rate hedge (2)	$52.6	$28.0
Foreign currency hedge (2)	1.3	—
Total liabilities	$53.9	$28.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2020 and December 31, 2019, we have no assets measured as Level 3 in the fair value hierarchy, except as described in Note 10 to this Form 10-Q and Note 10 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.
See Note 10 for more information regarding the non-recurring fair value measurement considerations during the three and six months ended June 30, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 7 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment. Our Chief Operating Decision Maker ("CODM") regularly reviews the operating results of our reportable segments in order to assess performance and allocate resources. Our CODM does not consider impairment of long-lived assets or restructuring activities when evaluating segment operating results; therefore, impairment of long-lived assets and restructuring activities are not allocated to segment profit or loss.
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

The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$192.6	$247.3	$69.3	$—	$—	$509.2
Intersegment Revenue	0.2	158.3	—	(156.0)	(2.5)	—
Total Revenues	$192.8	$405.6	$69.3	$(156.0)	$(2.5)	$509.2

	Three Months Ended June 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$276.9	$392.2	$66.9	$—	$—	$736.0
Intersegment Revenue	0.2	331.0	1.0	(328.9)	(3.3)	—
Total Revenues	$277.1	$723.2	$67.9	$(328.9)	$(3.3)	$736.0

	Six Months Ended June 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$428.7	$564.5	$131.2	$—	$—	$1,124.4
Intersegment Revenue	0.4	350.5	1.5	(346.4)	(6.0)	—
Total Revenues	$429.1	$915.0	$132.7	$(346.4)	$(6.0)	$1,124.4

	Six Months Ended June 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations — Lease Subsidiary	Eliminations — Other	Consolidated Total
External Revenue	$477.1	$737.8	$125.9	$—	$—	$1,340.8
Intersegment Revenue	0.4	602.9	4.1	(599.0)	(8.4)	—
Total Revenues	$477.5	$1,340.7	$130.0	$(599.0)	$(8.4)	$1,340.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$82.9	$104.8	$175.8	$190.6
Rail Products Group	7.9	66.3	33.0	115.4
All Other	7.3	7.9	16.6	16.0
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	98.1	179.0	225.4	322.0
Corporate	(24.2)	(30.6)	(52.3)	(54.2)
Impairment of long-lived assets	(369.4)	—	(369.4)	—
Restructuring activities, net	(0.3)	—	(5.8)	—
Eliminations – Lease Subsidiary	(11.0)	(41.6)	(30.9)	(68.8)
Eliminations – Other	(0.5)	0.2	(1.3)	(0.2)
Consolidated operating profit (loss)	$(307.3)	$107.0	$(234.3)	$198.8
Other (income) expense	52.3	55.3	110.4	107.0
Provision (benefit) for income taxes	(71.8)	14.1	(219.4)	23.0
Loss from discontinued operations, net of income taxes	—	(0.8)	(0.2)	(1.9)
Net income (loss)	$(287.8)	$36.8	$(125.5)	$66.9

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
At June 30, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $140.3 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
See Note 7 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries. See Note 10 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the three and six months ended June 30, 2020.

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	June 30, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.9	$—	$2.9	$—	$2.9
Accounts receivable	77.2	9.2	86.4	—	86.4
Property, plant, and equipment, net (2)	5,557.1	1,648.2	7,205.3	(832.6)	6,372.7
Restricted cash	109.2	27.7	136.9	—	136.9
Other assets	37.3	1.3	38.6	—	38.6
Total assets	$5,783.7	$1,686.4	$7,470.1	$(832.6)	$6,637.5

Accounts payable and accrued liabilities	$145.0	$40.3	$185.3	$—	$185.3
Debt, net	3,045.7	1,251.7	4,297.4	—	4,297.4
Deferred income taxes	922.6	1.2	923.8	(195.2)	728.6
Other liabilities	29.0	—	29.0	—	29.0
Total liabilities	4,142.3	1,293.2	5,435.5	(195.2)	5,240.3
Noncontrolling interest	—	269.1	269.1	—	269.1
Total Equity	$1,641.4	$124.1	$1,765.5	$(637.4)	$1,128.1

	December 31, 2019
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$1.8	$—	$1.8	$—	$1.8
Accounts receivable	73.9	8.7	82.6	—	82.6
Property, plant, and equipment, net	5,818.9	1,786.7	7,605.6	(903.8)	6,701.8
Restricted cash	78.4	33.0	111.4	—	111.4
Other assets	209.8	1.4	211.2	—	211.2
Total assets	$6,182.8	$1,829.8	$8,012.6	$(903.8)	$7,108.8

Accounts payable and accrued liabilities	$100.7	$44.6	$145.3	$—	$145.3
Debt, net	3,080.7	1,278.4	4,359.1	—	4,359.1
Deferred income taxes	861.7	1.1	862.8	(184.8)	678.0
Other liabilities	32.7	—	32.7	—	32.7
Total liabilities	4,075.8	1,324.1	5,399.9	(184.8)	5,215.1
Noncontrolling interest	—	348.8	348.8	—	348.8
Total Equity	$2,107.0	$156.9	$2,263.9	$(719.0)	$1,544.9
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
(2) See Note 10 for further information regarding impairment of long-lived assets recorded in the three and six months ended June 30, 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent	2020	2019	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$182.7	$189.4	(3.5)%	$374.7	$376.5	(0.5)%
Sales of railcars owned one year or less at the time of sale (1)	10.1	87.7	(88.5)%	54.4	101.0	(46.1)%
Total revenues	$192.8	$277.1	(30.4)%	$429.1	$477.5	(10.1)%

Operating profit (loss)(2):
Leasing and management	$78.5	$77.7	1.0%	$161.0	$154.8	4.0%
Railcar sales:
Railcars owned one year or less at the time of sale	(1.3)	8.4	(115.5)%	0.4	9.2	(95.7)%
Railcars owned more than one year at the time of sale	5.7	18.7	(69.5)%	14.4	26.6	(45.9)%
Total operating profit	$82.9	$104.8	(20.9)%	$175.8	$190.6	(7.8)%
Total operating profit margin	43.0%	37.8%		41.0%	39.9%

Leasing and management operating profit margin	43.0%	41.0%		43.0%	41.1%

Selected expense information:
Depreciation (3)	$54.0	$57.8	(6.6)%	$107.6	$112.2	(4.1)%
Maintenance and compliance	$23.0	$26.5	(13.2)%	$48.9	$54.3	(9.9)%
Rent	$3.0	$4.3	(30.2)%	$6.0	$9.8	(38.8)%
Selling, engineering, and administrative expenses	$13.0	$12.7	2.4%	$27.3	$25.5	7.1%
Interest	$47.1	$50.4	(6.5)%	$102.2	$96.4	6.0%
(1) Includes revenues associated with sales-type leases of $32.3 million and $34.2 million for the three and six months ended June 30, 2019, respectively.
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
(3) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three and six months ended June 30, 2020 of approximately $7.7 million and $15.4 million, respectively. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.

During the three and six months ended June 30, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)	$10.1	$87.7	$54.4	$101.0
Railcars owned more than one year at the time of sale	63.7	70.5	132.2	99.9
	$73.8	$158.2	$186.6	$200.9

Operating profit (loss) on sales of leased railcars:
Railcars owned one year or less at the time of sale	$(1.3)	$8.4	$0.4	$9.2
Railcars owned more than one year at the time of sale	5.7	18.7	14.4	26.6
	$4.4	$27.1	$14.8	$35.8

Operating profit (loss) margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	(12.9)%	9.6%	0.7%	9.1%
Railcars owned more than one year at the time of sale	8.9%	26.5%	10.9%	26.6%
Weighted average operating profit margin on sales of leased railcars	6.0%	17.1%	7.9%	17.8%
(1) Includes revenues associated with sales-type leases of $32.3 million and $34.2 million for the three and six months ended June 30, 2019, respectively.

Railcar Leasing Equipment Portfolio. The Leasing Group's Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one year and ten years, although certain leases entered into in prior periods had lease terms of up to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on operating leases related to our wholly-owned and partially-owned subsidiaries are as follows:

	Remaining six months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$295.0	$488.3	$384.0	$279.2	$199.0	$353.3	$1,998.8
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2020 consisted primarily of non-recourse debt. As of June 30, 2020, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $3,987.4 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2020 was $1,557.8 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,166.0 million is pledged solely as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $482.2 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 4 for a description of TRIP Holdings and RIV 2013.

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining six months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future operating lease obligations	$4.7	$8.2	$7.5	$5.5	$2.3	$0.9	$29.1
Future contractual minimum rental revenues	$3.6	$5.7	$3.9	$1.7	$0.8	$0.5	$16.2
Operating lease obligations totaling $2.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $2.2 million, which is excluded from the table above.
Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2020	December 31, 2019
	(in millions)
Manufacturing/Corporate:
Land	$28.6	$28.4
Buildings and improvements	407.1	402.2
Machinery and other	544.0	546.7
Construction in progress	76.4	63.1
	1,056.1	1,040.4
Less accumulated depreciation	(644.4)	(631.6)
	411.7	408.8
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.9	13.7
Equipment on lease	6,692.2	6,944.2
	6,706.1	6,957.9
Less accumulated depreciation	(1,149.0)	(1,139.0)
	5,557.1	5,818.9
Partially-owned subsidiaries:
Equipment on lease	2,239.7	2,410.0
Less accumulated depreciation	(591.5)	(623.3)
	1,648.2	1,786.7

Deferred profit on railcars sold to the Leasing Group	(1,062.4)	(1,135.8)
Less accumulated amortization	229.8	232.0
	(832.6)	(903.8)
	$6,784.4	$7,110.6
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. This resulted in a revision to the useful lives and salvage values of certain railcar types in our lease fleet. See Note 1 for further information.
See Note 10 for further information regarding impairment of long-lived assets recorded in the three and six months ended June 30, 2020.

Note 7. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$130.0	$130.0	$125.0	$125.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	403.6	399.8	411.7
	529.8	533.6	524.8	536.7
Less: unamortized debt issuance costs	(1.8)		(2.0)
Total recourse debt	528.0		522.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	—	—	109.3	114.0
2009 secured railcar equipment notes	144.9	153.5	147.8	168.7
2010 secured railcar equipment notes	243.8	260.9	248.5	264.3
2017 promissory notes	609.6	609.6	627.1	627.1
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	442.2	463.6	452.1	466.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $0.8 and $1.4	260.6	255.4	265.4	270.9
2019 secured railcar equipment notes, net of unamortized discount of $0.4 and $0.4	883.0	881.1	901.0	904.9
TILC warehouse facility	482.5	482.5	353.4	353.4
	3,066.6	3,106.6	3,104.6	3,169.5
Less: unamortized debt issuance costs	(20.9)		(23.9)
	3,045.7		3,080.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	360.8	353.2	371.4	374.4
TRIP Master Funding secured railcar equipment notes	900.9	892.5	917.9	984.0
	1,261.7	1,245.7	1,289.3	1,358.4
Less: unamortized debt issuance costs	(10.0)		(10.9)
	1,251.7		1,278.4
Total non–recourse debt	4,297.4		4,359.1
Total debt	$4,825.4	$4,885.9	$4,881.9	$5,064.6
The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity as of June 30, 2020 and December 31, 2019 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, 2012, 2018, and 2019 secured railcar equipment notes, TRIHC 2018 LLC ("TRIHC 2018"), and TRIP Master Funding secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2020 and December 31, 2019 using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate.
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

During the six months ended June 30, 2020, we had total borrowings of $280.0 million and total repayments of $275.0 million under the revolving credit facility, with a remaining outstanding balance of $130.0 million as of June 30, 2020. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $35.5 million, leaving $284.5 million available for borrowing as of June 30, 2020. The outstanding letters of credit as of June 30, 2020 are scheduled to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year.
The revolving credit facility bears interest at a variable rate based on (1) LIBOR or an alternate base rate at the time of the borrowing and (2) Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, which resulted in an interest rate of LIBOR plus 1.50% as of June 30, 2020. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.20% as of June 30, 2020).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2020, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
TILC Warehouse Loan Facility — TILC has a $750.0 million warehouse loan facility, which was established to finance railcars owned by TILC. During the six months ended June 30, 2020, we had total borrowings of $168.5 million and total repayments of $39.4 million under the TILC warehouse loan facility, with a remaining outstanding balance of $482.5 million as of June 30, 2020. The entire unused facility amount of $267.5 million was available as of June 30, 2020 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.78% at June 30, 2020. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
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
Subsequent Event — On July 17, 2020, Trinity Rail Leasing 2017 LLC (“TRL-2017”), a wholly-owned subsidiary of the Company, issued an additional $225.0 million of promissory notes (the "New Commitment") pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018. The New Commitment increased the aggregate amount of the promissory notes outstanding as of July 17, 2020 to $831.8 million (the "2017 Promissory Notes"). The 2017 Promissory Notes bear interest at a rate of LIBOR plus 1.50%, payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017. Net proceeds received from the transaction will be used to repay approximately $48.3 million of borrowings under TILC's secured warehouse credit facility, and the remaining proceeds will be used to repay borrowings under the Company’s revolving credit facility, and for general corporate purposes.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 8 of our 2019 Annual Report on Form 10-K.

The remaining principal payments under existing debt agreements as of June 30, 2020 are as follows:

	Remaining six months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Recourse:
Corporate	$—	$—	$—	$130.0	$400.0	$—	$530.0
Non-recourse – leasing (Note 5):
2009 secured railcar equipment notes	3.7	13.4	14.0	11.7	14.5	87.6	144.9
2010 secured railcar equipment notes	9.9	20.0	20.9	22.4	18.5	152.1	243.8
2017 promissory notes	16.6	33.1	33.1	33.2	33.2	460.4	609.6
2018 secured railcar equipment notes	10.0	20.0	20.0	20.0	20.0	352.4	442.4
TRIHC 2018 secured railcar equipment notes	5.2	11.8	9.3	11.7	14.7	208.7	261.4
2019 secured railcar equipment notes	18.2	38.0	37.0	35.1	36.8	718.3	883.4
TILC warehouse facility	7.6	15.2	2.6	—	—	—	25.4
Facility termination payments – TILC warehouse facility	—	—	457.1	—	—	—	457.1
TRL 2012 secured railcar equipment notes	9.6	19.9	19.6	22.0	28.9	260.8	360.8
TRIP Master Funding secured railcar equipment notes	15.9	40.5	41.8	37.0	191.6	574.1	900.9
Total principal payments	$96.7	$211.9	$655.4	$323.1	$758.2	$2,814.4	$4,859.7
Note 8. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 tax loss to the 2013 tax year, and plans to carry back the tax loss incurred in 2019, as well as the anticipated tax loss that will be generated in 2020, to its 2014-2015 tax years. The income taxes to be recovered as a result of these anticipated carrybacks were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability and the federal income tax receivable were remeasured to account for amounts that will be carried back, resulting in a tax benefit of $166.0 million for the six months ended June 30, 2020.
The effective tax rates for the three and six months ended June 30, 2020 were a benefit of 20.0% and a benefit of 63.6%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates for the three and six months ended June 30, 2019 were 27.3% and 25.1%, respectively. These differ from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, the establishment of nexus in additional states, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the six months ended June 30, 2020 totaled $4.4 million. The total income tax receivable position as of June 30, 2020 was $463.0 million, of which approximately $303.3 million relates to the 2018 and 2019 expected carryback claims. Approximately $150.0 million of the remaining receivable relates to year-to-date tax losses in 2020 that we expect to carry back in 2021, subject to the Company’s actual performance in the current year.
During the second quarter of 2020, we received IRS audit closing letters for the 2016 and 2017 tax years. The 2013-2015 tax years statutes will remain open due to tax loss carryback claims we filed during the quarter and plan to file in the third quarter. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes remain open from 2014 forward. We believe we are appropriately reserved for any potential matters.

Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Expense Components
Service cost	$—	$0.1	$—	$0.1
Interest	3.7	4.9	7.4	9.8
Expected return on plan assets	(5.2)	(5.8)	(10.4)	(11.5)
Amortization of actuarial loss	1.5	1.1	3.0	2.2
Amortization of prior service cost	0.3	—	0.6	—
Net periodic benefit cost	0.3	0.3	0.6	0.6
Profit sharing	1.9	3.0	4.6	5.2
Net expense	$2.2	$3.3	$5.2	$5.8
We contributed $0.2 million and $0.5 million to our defined benefit pension plans for the three and six months ended June 30, 2020, respectively. We had no contributions to our defined benefit pension plans for the three months ended June 30, 2019. We contributed $0.2 million to our defined benefit pension plans for the six months ended June 30, 2019. Total contributions for our defined benefit pension plans in 2020 are expected to be approximately $1.1 million. The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations.
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled in late 2020, which would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we expect to recognize a pre-tax pension settlement charge totaling between $155 million and $185 million. The settlement charge is expected to be recognized in our Statement of Operations during the fourth quarter when payments are made to those participants electing to receive a lump sum distribution and when the annuity contracts are purchased to settle all remaining outstanding pension obligations. The range of the potential settlement charge includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL related to the Pension Plan, which totaled approximately $170.1 million ($131.2 million, net of tax) as of December 31, 2019; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $15 million. The actual amount of the settlement charge and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.

Note 10. Asset Impairments and Restructuring Activities
Impairment of small cube covered hopper railcars
We monitor the carrying value of long-lived assets and right-of-use assets for potential impairment. The carrying value of long-lived assets and right-of-use assets is considered impaired when the asset's carrying value is not recoverable through undiscounted future cash flows and the asset's carrying value exceeds its fair value.
During the second quarter, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. The recent significant price declines in the crude oil market, as well as lower demand for certain commodities, have resulted in a decline in customer demand for certain types of railcars. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. In recent years, these railcars primarily transported Northern White sand from Wisconsin and other locations in the Midwest for use in fracking operations, including operations located in the Permian Basin. However, given the recent decline in global oil prices, reduced fracking activity, and pressure on the oil and gas industry to maintain a low cost structure, fracking operations, particularly those located in the Permian Basin, have increasingly shifted away from the use of Northern White sand and towards the use of in-basin sand, which can be sourced locally rather than transporting by rail. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the second quarter. As a result, certain of the Leasing Group's small cube covered hopper customers requested rent relief and, in a number of cases, filed for bankruptcy in the second quarter.
We believe that the collective impact of these developments, including the shift towards the use of in-basin sand, constitutes a fundamental and other-than-temporary change in the future demand for this railcar type. Therefore, we have determined that the events and circumstances that arose during the second quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our lease fleet portfolio.
We performed a cash flow recoverability test of our small cube covered hopper railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any.
The fair value of the asset group was determined using an income approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of the asset group of approximately $191.7 million, in comparison to the asset group's carrying amount of $550.0 million, net of deferred profit. As a result, during the three months ended June 30, 2020, we recorded a pre-tax non-cash impairment charge of $358.3 million related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use assets associated with our leased-in portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $11.1 million. The aggregate impairment charge of $369.4 million is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations.
Significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. These assumptions include, but are not limited to: estimates regarding the remaining useful life over which the railcars are expected to generate cash flows; average lease rates; railcar utilization percentages; operating expenses; and the selection of an appropriate discount rate. Management selected these estimates and assumptions based on our railcar industry expertise. We also consulted with third-party energy and frac sand industry experts to gain insights with respect to the long-term outlook for these underlying markets. Although we believe the estimates utilized in our analysis were reasonable, any change in these estimates could materially affect the amount of the impairment charge.
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

During the three months ended June 30, 2020, we recorded total restructuring charges of $0.3 million from a loss on the disposition of a non-operating facility.
During the six months ended June 30, 2020, we recorded total restructuring charges of $5.8 million, consisting of $5.2 million of non-cash charges from the write-down of our corporate headquarters campus described above and $4.1 million in cash charges for severance costs, partially offset by a $3.5 million net gain on the disposition of a non-operating facility and certain related assets.
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
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheet:

	Accrued charges as of December 31, 2019	Charges and adjustments	Payments	Accrued charges as of June 30, 2020
	(in millions)
Cash charges:
Employee severance costs	$3.4	$4.1	$(7.0)	$0.5
	$3.4	$4.1	$(7.0)	$0.5
Asset impairment charges:
Write-down of assets		$5.2
Gain on disposition of assets		(3.5)
		$1.7
Total restructuring activities		$5.8
Although restructuring activities are not allocated to our reportable segments, the following table summarizes the restructuring activities by reportable segment:

	Three Months Ended June 30, 2020
	Employee Severance Costs	Loss on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—	$—
Rail Products Group	—	—	—	—
All Other	—	0.3	—	0.3
Corporate	—	—	—	—
Total restructuring activities	$—	$0.3	$—	$0.3

	Six Months Ended June 30, 2020
	Employee Severance Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—	$—
Rail Products Group	2.6	—	—	2.6
All Other	0.1	(3.5)	—	(3.4)
Corporate	1.4	—	5.2	6.6
Total restructuring activities	$4.1	$(3.5)	$5.2	$5.8

Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the six months ended June 30, 2020 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) and prior service costs of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2019	$(1.3)	$(17.9)	$(133.9)	$(153.1)
Other comprehensive loss, net of tax, before reclassifications	—	(27.3)	—	(27.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $—, $1.7, $0.8, and $2.5	—	5.9	2.8	8.7
Less: noncontrolling interest	—	(0.6)	—	(0.6)
Other comprehensive income (loss)	—	(22.0)	2.8	(19.2)
Balances at June 30, 2020	$(1.3)	$(39.9)	$(131.1)	$(172.3)
See Note 2 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) and prior service costs of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under the current program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
April 1, 2020 through June 30, 2020	—	—	$89.9
Total	12,954,794	$260.1
Additionally, for the six months ended June 30, 2019, repurchases include 2.6 million shares at a cost of approximately $70.0 million representing the final settlement of an accelerated share repurchase program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018.

Stock-Based Compensation
Stock-based compensation totaled approximately $7.6 million and $14.9 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation totaled approximately $7.5 million and $13.0 million for the three and six months ended June 30, 2019, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight-line basis, generally three years. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Certain RSU grants made in 2020 provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Expense related to restricted stock awards ("RSAs") and RSUs granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2020:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Stock options	300,000	$5.26
Restricted stock units	975,900	$18.57
Restricted stock awards	17,740	$18.18
Performance units	444,252	$20.31
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.0%
Dividend yield	3.42%

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of unvested RSAs and RSUs. Total weighted average restricted shares were 5.5 million and 5.5 million shares for the three and six months ended June 30, 2020, respectively. There were no restricted shares and stock options included in the computation of diluted earnings per common share for the three and six months ended June 30, 2020 as we incurred a loss for these periods, and any effect on loss per common share would have been antidilutive. Total weighted average restricted shares were 5.6 million and 5.5 million shares for the three and six months ended June 30, 2019, respectively. Approximately 0.6 million of these restricted shares were excluded from the EPS calculation for the three months ended June 30, 2019, as their effect would have been antidilutive. There were no antidilutive restrictive shares or stock options for the six months ended June 30, 2019.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Income (loss) from continuing operations	$(287.8)	$37.6	$(125.3)	$68.8
Less: Net (income) loss attributable to noncontrolling interest	80.9	(0.4)	80.3	0.1
Unvested restricted share participation — continuing operations	—	(0.3)	—	(0.9)
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	(206.9)	36.9	(45.0)	68.0
Net loss from discontinued operations, net of income taxes	—	(0.8)	(0.2)	(1.9)
Unvested restricted share participation — discontinued operations	—	—	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	—	(0.8)	(0.2)	(1.9)
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$(206.9)	$36.1	$(45.2)	$66.1

Basic weighted average shares outstanding	117.3	127.6	117.6	129.0
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	—	1.6	—	1.7
Diluted weighted average shares outstanding	117.3	129.2	117.6	130.7

Basic earnings per common share:
Income (loss) from continuing operations	$(1.76)	$0.29	$(0.38)	$0.53
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) attributable to Trinity Industries, Inc.	$(1.76)	$0.28	$(0.38)	$0.51
Diluted earnings per common share:
Income (loss) from continuing operations	$(1.76)	$0.29	$(0.38)	$0.52
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(1.76)	$0.28	$(0.38)	$0.51

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
In a similar New Jersey state qui tam action filed by Mr. Harman (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County), on June 5, 2020, the Court granted Trinity’s Motion to Dismiss Plaintiff’s First Amended Complaint and entered an order dismissing Mr. Harman’s complaint without prejudice.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, and Tennessee were dismissed.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $14.5 million to $22.7 million, which includes our rights in indemnity and recourse to third parties of approximately $13.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of June 30, 2020. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At June 30, 2020, total accruals of $16.4 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Forward-Looking Statements
This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
•market conditions and customer demand for our business products and services;
•the cyclical nature of the industries in which we compete;
•variations in weather in areas where our products are sold, used, or installed;
•naturally-occurring events, pandemics, and/or disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;
•the impact of the coronavirus pandemic (“COVID-19”) and the response thereto, on, among other things, demand for our products and services, our customers' ability to pay, disruptions to our supply chain, our liquidity and financial position, results of operations, stock price, payment of dividends, our ability to generate new railcar orders, our ability to originate and/or renew leases at favorable rates, our ability to convert backlog to revenue, and the operational status of our facilities;
•impacts from asset impairments and related charges;
•the timing of introduction of new products;
•the timing and delivery of customer orders, sales of leased railcars, or a breach of customer contracts;
•the creditworthiness of customers and their access to capital;
•product price changes;
•changes in mix of products sold;
•the costs incurred to align manufacturing capacity with demand and the extent of its utilization;
•the operating leverage and efficiencies that can be achieved by our manufacturing businesses;
•availability and costs of steel, component parts, supplies, and other raw materials;
•competition and other competitive factors;
•changing technologies;
•surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies, and other raw materials;
•interest rates and capital costs;
•counter-party risks for financial instruments;
•long-term funding of our operations;
•taxes;
•the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;
•changes in import and export quotas and regulations;
•business conditions in emerging economies;
•costs and results of litigation, including trial and appellate costs;
•changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
•legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;
•actions by U.S. and/or foreign governments (particularly Mexico and Canada) relative to federal government budgeting, taxation policies, government expenditures, borrowing/debt ceiling limits, tariffs, and trade policies;
•the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information;
•the inability to sufficiently protect our intellectual property rights;
•if the Company does not realize some or all of the benefits expected to result from the spin-off of Arcosa, Inc. ("Arcosa"), a public company focused on infrastructure-related products and services, or if such benefits are delayed; and
•if the 2018 distribution of shares of Arcosa, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders at the time of the distribution and the Company could be subject to significant tax liability.

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
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group (the "Leasing Group"), which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other, which includes our highway products business and legal, environmental, and maintenance costs associated with non-operating facilities. In connection with the implementation of our rail-focused strategy, in the first quarter of 2020, we realigned certain activities previously reported in the All Other segment to now be presented within the Rail Products Group. The prior period results have been recast to reflect these changes and present results on a comparable basis.
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic continued to significantly impact global and North American economic conditions in the second quarter. The social and economic effects of the pandemic have been widespread and the situation continues to evolve. Federal, state and local governments continue to modify protective actions in response to evolving trends related to the spread of the disease. Authorities continue to encourage or require social distancing and wearing of masks. Many non-essential businesses remain closed, certain travel restrictions remain in effect, and many members of the public are encouraged to work from home when possible.
Substantially all of the leasing and corporate employees based at our Dallas headquarters continued to work primarily from home throughout the second quarter. Our manufacturing businesses within the United States continue to operate within critical infrastructure sectors as established by the Cybersecurity & Infrastructure Security Agency of the United States Department of Homeland Security, and we continue to believe that the majority of our North American customers and suppliers also operate businesses that are deemed essential. Consequently, our rail manufacturing, rail maintenance, and highway products operations in the United States have continued to operate, subject to significantly enhanced voluntary and government-mandated safety protocols designed to protect the health of our operations workforce. Our manufacturing facilities in Mexico have also continued to operate, subject to enhanced health and safety protocols. These facilities operate within critical infrastructure sectors as currently established by the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation. Disruptions to our supply chain have been minimal, and we expect to be able to sustain the operational capacity required to achieve our manufacturing targets for the remainder of the year.
We continue to monitor the potential operational and financial impacts of the pandemic and other economic factors, and have taken appropriate measures to preserve cash and ensure sufficient liquidity. In addition to cost savings initiatives already underway, we have eliminated many non-essential expenditures and streamlined our workforce in response to current operating conditions. As described in the Liquidity and Capital Resources section below, as of June 30, 2020, we have total committed liquidity of approximately $709 million. We expect to receive approximately $303 million in additional income tax refunds in 2020 as a result of utilizing loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). We believe we have sufficient liquidity and capital resources to fund our operating requirements as well as the other capital allocation and investment activities planned for 2020. We are currently, and believe we will continue to be, in compliance with any applicable debt covenants.

During the second quarter, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. The recent significant price declines in the crude oil market, as well as lower demand for certain commodities, have resulted in a decline in customer demand for certain types of railcars. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the second quarter. As a result, certain of the Leasing Group's small cube covered hopper customers requested rent relief or became delinquent on their lease payments, and in a number of cases, filed for bankruptcy in the second quarter. Our analysis indicates that, while oil prices and the overall economy may recover in the future, the significantly increased use of “in-basin” sand will have a permanent negative impact on the demand for railcars used to ship frac sand. Consequently, we concluded that the second quarter decline in leasing income for small cube covered hopper railcars will continue and recorded an impairment charge of $369.4 million during the three months ended June 30, 2020. To date, the Leasing Group has experienced an insignificant increase in lease payment delinquencies related to car types other than small cube covered hoppers and has granted limited rent payment extensions to a relatively small number of customers.
Because we have not experienced significant interruptions to our daily operations, the pandemic did not materially impact operating costs for our manufacturing businesses for the three and six months ended June 30, 2020. However, we anticipate that our results of operations will decline in the near term as we adjust our future production plans in response to declining order volumes and customers’ needs to defer railcar equipment investments.
We qualitatively assessed whether it was more likely than not that our goodwill was impaired during the second quarter and have concluded that no such impairment charges are necessary at this time. However, the ongoing economic impacts of the COVID-19 pandemic and the related governmental response could negatively impact our business, potentially including, among other things, reduced demand for our products and services, our customers' ability to pay, disruptions to our supply chain, the operational status of our facilities, our results of operations, stock price, our ability to generate new railcar orders, our ability to originate and/or renew leases at favorable rates, our ability to convert backlog to revenue, our liquidity and financial position, and payment of dividends.
We will continue to monitor business conditions, including the impact of the pandemic, and will make appropriate adjustments to our operations and related financial projections and estimates as necessary. We can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in market conditions, our operating results, or changes in the assumptions utilized in our financial projections.
Other Cyclical and Seasonal Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices, including continued depressed prices in the crude oil market, or lower demand for certain commodities, could result in a decline in customer demand for various types of railcars. As noted above, declines in crude oil prices and production have left the frac sand industry financially vulnerable. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors, including the crude oil and frac sand markets; however, additional weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
Additionally, current economic conditions within the industries in which our customers operate have resulted in reduced demand for railcars. These factors, combined with declining railcar loading volumes and a growing supply of underutilized railcar assets in North America, are pressuring railcar lease rates and utilization, as well as orders for new railcar equipment. While we currently expect this trend to continue in the near term, we believe that our integrated rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Leasing Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.
Asset Impairments and Restructuring Activities
As described above, we recorded an impairment of long-lived assets of $369.4 million during the three and six months ended June 30, 2020 related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information, including a description of the key assumptions and other significant management judgments utilized in the impairment analysis.

In the six months ended June 30, 2020, and in connection with our continued assessment of future needs to support our go-forward business strategy, we recognized restructuring charges of approximately $5.8 million, primarily from $5.2 million of non-cash charges from the write-down of our corporate headquarters campus and $4.1 million in cash charges for severance costs, partially offset by a $3.5 million net gain on the disposition of a non-operating facility and certain related assets. We expect to identify additional streamlining and cost savings opportunities throughout 2020.
Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2020 were $1,124.4 million, representing a decrease of 16.1%, compared to the six months ended June 30, 2019. Our operating loss for the six months ended June 30, 2020 was $234.3 million compared to operating profit for the six months ended June 30, 2019 of $198.8 million.
•The Leasing Group reported additions to the wholly-owned and partially-owned lease fleet of 1,945 railcars, for a total of 104,085 railcars as of June 30, 2020, an increase of 1.9% compared to June 30, 2019.
•The Leasing Group's lease fleet of 104,085 company-owned rail cars was 94.7% utilized as of June 30, 2020, in comparison to a lease fleet utilization of 97.8% on 102,140 company-owned railcars as of June 30, 2019. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.
•For the six months ended June 30, 2020, we made a net investment in our lease fleet of approximately $127.3 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.
•The total value of the railcar backlog at June 30, 2020 was $1.3 billion, compared to $2.9 billion at June 30, 2019. The Rail Products Group received orders for 2,810 railcars and delivered 6,690 railcars in the six months ended June 30, 2020, in comparison to orders for 5,105 railcars and deliveries of 9,760 railcars in the six months ended June 30, 2019.
•For the six months ended June 30, 2020, we generated operating cash flows and Free Cash Flow before Capital expenditures – leasing ("Free Cash Flow") of $327.8 million and $372.1 million(1), respectively, in comparison to $4.0 million and $30.4 million(1), respectively, for the six months ended June 30, 2019.
(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.

Returns of Capital to Shareholders
For the six months ended June 30, 2020, returns of capital to shareholders in the form of dividends and share repurchases are summarized below:

Shares Repurchased
(in millions)
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$—
Total Cost
6.0
5.0
4.0
3.0
2.0
1.0
—
Number of Shares
$19.0
$44.0
$100.9
$60.8
$35.4
$—
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020

(1) Dividend yield is calculated as dividends paid for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Shares repurchased during Q1 2019 exclude 2.6 million shares, at a cost of approximately $70.0 million, representing the final settlement of an accelerated share repurchase program. The shares remained outstanding as of December 31, 2018 but were funded in November 2018. There were no shares repurchased during the second quarter of 2020.
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
Subsequent Events
In July 2020, Trinity Rail Leasing 2017 LLC (“TRL-2017”), a wholly-owned subsidiary of the Company, issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. The additional promissory notes increased the aggregate amount of such promissory notes outstanding as of July 17, 2020 to $831.8 million. The promissory notes bear interest at LIBOR plus 1.50%. Net proceeds received from the transaction will be used to repay borrowings under TILC's secured warehouse credit facility and under the Company’s revolving credit facility, and for general corporate purposes.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$509.2	$736.0	$1,124.4	$1,340.8
Cost of revenues	396.6	578.5	878.6	1,041.9
Selling, engineering, and administrative expenses	56.8	69.8	121.1	129.4
Gains on dispositions of property	6.6	19.3	16.2	29.3
Impairment of long-lived assets	369.4	—	369.4	—
Restructuring activities, net	0.3	—	5.8	—
Total operating profit (loss)	(307.3)	107.0	(234.3)	198.8
Interest expense, net	53.0	55.4	111.9	106.8
Other, net	(0.7)	(0.1)	(1.5)	0.2
Income (loss) from continuing operations before income taxes	(359.6)	51.7	(344.7)	91.8
Provision (benefit) for income taxes	(71.8)	14.1	(219.4)	23.0
Income (loss) from continuing operations	$(287.8)	$37.6	$(125.3)	$68.8

Revenues

The tables below present revenues by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$192.6	$0.2	$192.8	(30.4)%
Rail Products Group	247.3	158.3	405.6	(43.9)
All Other	69.3	—	69.3	2.1
Segment Totals before Eliminations	509.2	158.5	667.7	(37.5)
Eliminations – Lease Subsidiary	—	(156.0)	(156.0)
Eliminations – Other	—	(2.5)	(2.5)
Consolidated Total	$509.2	$—	$509.2	(30.8)

	Three Months Ended June 30, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$276.9	$0.2	$277.1
Rail Products Group	392.2	331.0	723.2
All Other	66.9	1.0	67.9
Segment Totals before Eliminations	736.0	332.2	1,068.2
Eliminations – Lease Subsidiary	—	(328.9)	(328.9)
Eliminations – Other	—	(3.3)	(3.3)
Consolidated Total	$736.0	$—	$736.0

	Six Months Ended June 30, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$428.7	$0.4	$429.1	(10.1)%
Rail Products Group	564.5	350.5	915.0	(31.8)
All Other	131.2	1.5	132.7	2.1
Segment Totals before Eliminations	1,124.4	352.4	1,476.8	(24.2)
Eliminations – Lease Subsidiary	—	(346.4)	(346.4)
Eliminations – Other	—	(6.0)	(6.0)
Consolidated Total	$1,124.4	$—	$1,124.4	(16.1)

	Six Months Ended June 30, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$477.1	$0.4	$477.5
Rail Products Group	737.8	602.9	1,340.7
All Other	125.9	4.1	130.0
Segment Totals before Eliminations	1,340.8	607.4	1,948.2
Eliminations – Lease Subsidiary	—	(599.0)	(599.0)
Eliminations – Other	—	(8.4)	(8.4)
Consolidated Total	$1,340.8	$—	$1,340.8

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$109.9	$172.3	$253.3	$286.9
Rail Products Group	397.7	656.9	882.0	1,225.3
All Other	62.0	60.0	116.1	114.0
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	569.6	889.2	1,251.4	1,626.2
Corporate	24.2	30.6	52.3	54.2
Impairment of long-lived assets	369.4	—	369.4	—
Restructuring activities, net	0.3	—	5.8	—
Eliminations – Lease Subsidiary	(145.0)	(287.3)	(315.5)	(530.2)
Eliminations – Other	(2.0)	(3.5)	(4.7)	(8.2)
Consolidated Total	$816.5	$629.0	$1,358.7	$1,142.0
Operating Profit (Loss)
Operating profit (loss) by segment for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$82.9	$104.8	$175.8	$190.6
Rail Products Group	7.9	66.3	33.0	115.4
All Other	7.3	7.9	16.6	16.0
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	98.1	179.0	225.4	322.0
Corporate	(24.2)	(30.6)	(52.3)	(54.2)
Impairment of long-lived assets	(369.4)	—	(369.4)	—
Restructuring activities, net	(0.3)	—	(5.8)	—
Eliminations – Lease Subsidiary	(11.0)	(41.6)	(30.9)	(68.8)
Eliminations – Other	(0.5)	0.2	(1.3)	(0.2)
Consolidated Total	$(307.3)	$107.0	$(234.3)	$198.8
Discussion of Consolidated Results
Revenues — Our revenues for the three months ended June 30, 2020 were $509.2 million, representing a decrease of $226.8 million, or 30.8%, over the prior year period. Our revenues for the six months ended June 30, 2020 were $1,124.4 million, representing a decrease of $216.4 million, or 16.1%, over the prior year period. The decreases in revenues primarily related to lower deliveries in the Rail Products Group and fewer railcars sold from our lease fleet.
Cost of revenues — Our cost of revenues for the three months ended June 30, 2020 were $396.6 million, representing a decrease of 31.4%, over the prior year period. Our cost of revenues for the six months ended June 30, 2020 were $878.6 million, representing a decrease of $163.3 million, or 15.7%, over the prior year period. The decreases in cost of revenues were primarily due to lower cost of revenues in the Rail Products Group as a result of lower deliveries and a lower volume of railcars sales in the Leasing Group.
Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 18.6% and 6.4% for the three and six months ended June 30, 2020, respectively, when compared to the prior year periods primarily due to lower employee-related costs and lower litigation-related expenses, partially offset by consulting costs associated with realigning our operating structure to support our rail-focused strategy.

Impairment of long-lived assets — Impairment of long-lived assets for the three and six months ended June 30, 2020 were $369.4 million related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the three and six months ended June 30, 2019.
Restructuring activities, net — Our restructuring activities for the three months ended June 30, 2020 totaled $0.3 million. Our restructuring activities for the six months ended June 30, 2020 totaled $5.8 million, primarily as a result of asset write-downs related to our corporate headquarters facility and employee transition costs, partially offset by a net gain on the disposition of a non-operating facility and certain related assets. We had no restructuring activities during the three and six months ended June 30, 2019.
Operating profit (loss) — Operating loss for the three months ended June 30, 2020 totaled $307.3 million, representing a decrease of 387.2% from the prior year period. Operating loss for the six months ended June 30, 2020 totaled $234.3 million, representing a decrease of 217.9% from the prior year period. The decreases in operating profit resulted primarily from impairment of long-lived assets, lower deliveries in the Rail Products Group, and lower profits associated with railcar sales in the Leasing Group.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net — Interest expense, net for the three and six months ended June 30, 2020 totaled $53.0 million and $111.9 million, respectively, compared to $55.4 million and $106.8 million for the three and six months ended June 30, 2019, respectively. The decrease in interest expense for the three months ended June 30, 2020 was primarily driven by a reduction in the average borrowings and the variable interest rates associated with TILC's warehouse loan facility and our revolving credit facility, as well as the early redemption of TRL V in the first quarter of 2020. The increase in interest expense for the six months ended June 30, 2020 was primarily driven by higher debt obligations in the Leasing Group in connection with the Company's efforts to optimize its capital structure, as well as a $4.7 million early redemption premium associated with the extinguishment of TRL V.
Income taxes — The effective tax rates for the three and six months ended June 30, 2020 were a benefit of 20.0% and a benefit of 63.6%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates for the three and six months ended June 30, 2019 were 27.3% and 25.1%, respectively. These differ from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, the establishment of nexus in additional states, and non-deductible executive compensation.
On March 27, 2020, the CARES Act was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 tax loss to the 2013 tax year, and plans to carry back the tax loss incurred in 2019, as well as the anticipated tax losses that will be generated in 2020, to its 2014-2015 tax years. The income taxes to be recovered as a result of these anticipated carrybacks were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability and the federal income tax receivable were remeasured to account for amounts that will be carried back, resulting in a tax benefit of $166.0 million for the six months ended June 30, 2020. Accordingly, the effective tax rates for the three and six months ended June 30, 2020 include a benefit of 3.5% and 48.6%, respectively, due to the CARES Act.
Income tax refunds received, net of payments, during the six months ended June 30, 2020 totaled $4.4 million. The total income tax receivable as of June 30, 2020 was $463.0 million, of which approximately $303.3 million relates to the 2018 and 2019 expected carryback claims and is expected to be received in 2020. Approximately $150.0 million of the remaining receivable relates to year-to-date tax losses in 2020 that we expect to carry back in 2021, subject to the Company’s actual performance in the current year. A portion of this benefit was previously accrued and recognized in the first quarter of 2020.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$182.7	$189.4	(3.5)%	$374.7	$376.5	(0.5)%
Sales of railcars owned one year or less at the time of sale (1)	10.1	87.7	(88.5)%	54.4	101.0	(46.1)%
Total revenues	$192.8	$277.1	(30.4)%	$429.1	$477.5	(10.1)%

Operating profit (loss)(2):
Leasing and management	$78.5	$77.7	1.0%	$161.0	$154.8	4.0%
Railcar sales:
Railcars owned one year or less at the time of sale	(1.3)	8.4	(115.5)%	0.4	9.2	(95.7)%
Railcars owned more than one year at the time of sale	5.7	18.7	(69.5)%	14.4	26.6	(45.9)%
Total operating profit	$82.9	$104.8	(20.9)%	$175.8	$190.6	(7.8)%
Total operating profit margin	43.0%	37.8%		41.0%	39.9%

Leasing and management operating profit margin	43.0%	41.0%		43.0%	41.1%

Selected expense information:
Depreciation (3)(4)	$54.0	$57.8	(6.6)%	$107.6	$112.2	(4.1)%
Maintenance and compliance	$23.0	$26.5	(13.2)%	$48.9	$54.3	(9.9)%
Rent	$3.0	$4.3	(30.2)%	$6.0	$9.8	(38.8)%
Selling, engineering, and administrative expenses	$13.0	$12.7	2.4%	$27.3	$25.5	7.1%
Interest	$47.1	$50.4	(6.5)%	$102.2	$96.4	6.0%
(1) Includes revenues associated with sales-type leases of $32.3 million and $34.2 million for the three and six months ended June 30, 2019, respectively.
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
(3) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three and six months ended June 30, 2020 of approximately $7.7 million and $15.4 million, respectively. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
(4) As a result of the impairment of long-lived assets related to our small cube covered hopper railcars recorded in the second quarter of 2020, our future quarterly depreciation expense will decrease approximately $3.5 million.
Total revenues for the Railcar Leasing and Management Services Group decreased by 30.4% and 10.1% for the three and six months ended June 30, 2020, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less decreased primarily due to a lower volume of railcars sold from the fleet. Additionally, leasing and management revenues decreased 3.5% and 0.5% for the three and six months ended June 30, 2020, respectively, as a result of lower utilization, partially offset by growth in the lease fleet and higher lease rates associated with new railcar additions when compared to the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)	$10.1	$87.7	$54.4	$101.0
Railcars owned more than one year at the time of sale	63.7	70.5	132.2	99.9
	$73.8	$158.2	$186.6	$200.9

Operating profit (loss) on sales of leased railcars:
Railcars owned one year or less at the time of sale	$(1.3)	$8.4	$0.4	$9.2
Railcars owned more than one year at the time of sale	5.7	18.7	14.4	26.6
	$4.4	$27.1	$14.8	$35.8

Operating profit (loss) margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	(12.9)%	9.6%	0.7%	9.1%
Railcars owned more than one year at the time of sale	8.9%	26.5%	10.9%	26.6%
Weighted average operating profit margin on sales of leased railcars	6.0%	17.1%	7.9%	17.8%
(1) Includes revenues associated with sales-type leases of $32.3 million and $34.2 million for the three and six months ended June 30, 2019, respectively.
Operating profit decreased by 20.9% and 7.8% for the three and six months ended June 30, 2020, respectively, compared to the prior year period primarily due to lower profits from railcar sales, partially offset by growth in the lease fleet. Additionally, operating profit for the three and six months ended June 30, 2020 benefited from lower depreciation expense associated with the revisions to the estimated useful lives and salvage values of certain railcar types in our lease fleet described above, which became effective January 1, 2020. The decrease in depreciation expense was partially offset by higher depreciation associated with growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	June 30, 2020	June 30, 2019
Number of railcars:
Wholly-owned (1)	79,515	77,510
Partially-owned	24,570	24,630
	104,085	102,140
Managed (third-party owned)	26,710	22,510
	130,795	124,650
Company-owned railcars (2):
Average age in years	9.9	9.3
Average remaining lease term in years	3.2	3.5
Fleet utilization	94.7%	97.8%
(1) Includes 2,173 railcars under sale-leaseback arrangements.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Rail products	$326.2	$607.2	(46.3)%	$733.7	$1,111.2	(34.0)%
Maintenance services	60.5	92.3	(34.5)%	141.6	177.6	(20.3)%
Other	18.9	23.7	(20.3)%	39.7	51.9	(23.5)%
Total revenues	405.6	723.2	(43.9)%	915.0	1,340.7	(31.8)%

Operating costs:
Cost of revenues	388.5	640.8	(39.4)%	861.0	1,195.4	(28.0)%
Selling, engineering, and administrative expenses	9.2	16.1	(42.9)%	21.0	29.9	(29.8)%
Operating profit	$7.9	$66.3	(88.1)%	$33.0	$115.4	(71.4)%
Operating profit margin	1.9%	9.2%		3.6%	8.6%
Information related to our Rail Products Group backlog of railcars is summarized below:

	June 30,
	2020	2019	Percent
	(in millions)		Change
External Customers	$829.8	$1,892.0
Leasing Group	507.5	973.5
Total (1)	$1,337.3	$2,865.5	(53.3)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Percent
					Change
Beginning balance	12,810	26,320	15,085	30,875
Orders received	840	2,105	2,810	5,105
Deliveries	(2,985)	(5,255)	(6,690)	(9,760)
Other adjustments (1)	—	—	(540)	(3,050)
Ending balance	10,665	23,170	10,665	23,170
Average selling price in ending backlog			$125,391	$123,673	1.4%
(1) For the six months ended June 30, 2020, the adjustment includes 540 railcars valued at $81 million that were removed from the backlog because of a change in the underlying financial condition of the customers. For the six months ended June 30, 2019, the other adjustments line reflects the removal of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended June 30, 2020 by 43.9% and 39.4%, respectively, when compared to the prior year period. Revenues and cost of revenues for the Rail Products Group decreased for the six months ended June 30, 2020 by 31.8% and 28.0%, respectively, when compared to the prior year period. The decreases in revenues and cost of revenues for the three and six months ended June 30, 2020 primarily resulted from lower deliveries. The decreases in cost of revenues were partially offset by operational inefficiencies and related costs associated with lower manufacturing volumes.
Total backlog dollars decreased by 53.3% when compared to the prior year period primarily from a reduction in orders received, partially offset by a 1.4% higher average selling price on railcars included in backlog as a result of changes to the product mix. Approximately 40.7% of our railcar backlog is expected to be delivered during 2020 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.

During the three months ended June 30, 2020, railcar shipments included sales to the Leasing Group of $141.7 million with a deferred profit of $9.5 million, representing 1,239 railcars, compared to $304.0 million with a deferred profit of $37.9 million, representing 2,621 railcars, in the comparable period in 2019. During the six months ended June 30, 2020, railcar shipments included sales to the Leasing Group of $306.2 million with a deferred profit of $26.3 million, representing 2,542 railcars, compared to $552.5 million with a deferred profit of $61.8 million, representing 4,797 railcars, in the comparable period in 2019.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Highway Products	$69.3	$67.6	2.5%	$132.7	$129.2	2.7%
Other	—	0.3	*	—	0.8	*
Total revenues	69.3	67.9	2.1%	132.7	130.0	2.1%

Operating costs:
Cost of revenues	52.1	49.6	5.0%	96.2	94.2	2.1%
Selling, engineering, and administrative expenses	10.3	10.4	(1.0)%	20.4	19.8	3.0%
Gains on dispositions of property	(0.4)	—	*	(0.5)	—	*
Operating profit	$7.3	$7.9	(7.6)%	$16.6	$16.0	3.8%
Operating profit margin	10.5%	11.6%		12.5%	12.3%
* Not meaningful
Revenues and cost of revenues increased modestly for the three and six months ended June 30, 2020 when compared to the prior year period primarily related to slightly increased demand in our highway products business. Operating profit was further impacted in the three and six months ended June 30, 2020 by insurance recoveries recognized in the prior year periods.
Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Operating costs	$24.2	$30.6	(20.9)%	$52.3	$54.2	(3.5)%
Operating costs for the three and six months ended June 30, 2020 decreased 20.9% and 3.5%, respectively, compared to the prior year period primarily from lower employee-related costs and lower litigation-related expenses, partially offset by consulting costs associated with realigning our corporate structure to support our rail-focused strategy.

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
As of June 30, 2020, we have total committed liquidity of $709.0 million. Our total available liquidity includes: $157.0 million of unrestricted cash and cash equivalents; $284.5 million available under our revolving credit facility; and $267.5 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. Additionally, our revolving credit facility allows for a $200.0 million expansion feature, subject to certain conditions. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Early Redemption of TRL V — In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036. We used $109.9 million in cash, which included $104.7 million that was outstanding at the redemption date, a $4.7 million early redemption premium, and $0.5 million in accrued and unpaid interest.
Dividend Payments — We paid $46.4 million in dividends to our common stockholders during the six months ended June 30, 2020.
Share Repurchases — In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under the current program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
April 1, 2020 through June 30, 2020	—	—	$89.9
Total	12,954,794	$260.1
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash flows from continuing operations:
Operating activities	$327.8	$4.0
Investing activities	(154.6)	(611.9)
Financing activities	(156.7)	474.7
Net cash flows from discontinued operations	(0.2)	(1.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16.3	$(134.3)

Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2020 was $327.8 million compared to net cash provided by operating activities from continuing operations of $4.0 million for the six months ended June 30, 2019. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2020	2019
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$214.7	$(183.9)
(Increase) decrease in income tax receivable	(448.3)	19.4
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(54.9)	(51.3)
Changes in operating assets and liabilities	$(288.5)	$(215.8)

The changes in our operating assets and liabilities resulted in a net use of $288.5 million for the six months ended June 30, 2020, compared to a net use of $215.8 million for the six months ended June 30, 2019. The increase in the income tax receivable was primarily driven by anticipated tax refunds related to the loss carryback provisions included in the CARES Act; we currently expect to receive approximately $303.3 million of this income tax receivable in 2020 and approximately $150 million in 2021. Additionally, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease, cyclical shifts, and working capital initiatives.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020 was $154.6 million compared to $611.9 million for the six months ended June 30, 2019. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $127.3 million during the six months ended June 30, 2020, compared to $591.0 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2020 was $156.7 million compared to $474.7 million of cash provided by financing activities for the same period in 2019. Significant financing activities are as follows:
•During the six months ended June 30, 2020, we had total repayments of $618.3 million and total borrowings of $552.4 million, for net repayments of $65.9 million, primarily from the early redemption of TRL V, partially offset by debt proceeds to support our investment in the lease fleet. During the six months ended June 30, 2019, we had total borrowings of $1,626.9 million and total repayments of $1,044.9 million, for net proceeds of $582.0 million, primarily related to the proceeds from the issuance of debt in support of our investment in the lease fleet.
•We paid $46.4 million and $39.5 million in dividends to our common stockholders during the six months ended June 30, 2020 and 2019, respectively.
•We repurchased common stock under our authorized share repurchase programs totaling $35.4 million and $59.0 million during the six months ended June 30, 2020 and 2019, respectively. The cash outlay for shares repurchased during six months ended June 30, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during June 2019, totaling $4.0 million, were cash settled in July 2019 in accordance with normal settlement practices.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at June 30, 2020
Maximum leverage (1)	No greater than 3.25 to 1.00	1.95
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.73
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2020
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2020
As of June 30, 2020, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations. On July 17, 2020, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional near-term flexibility through December 31, 2021.

Supplemental Guarantor Financial Information
Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; Trinity Highway Products, LLC; and TrinityRail Maintenance Services, Inc. (collectively, the "Guarantor Subsidiaries”).
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2019 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of June 30, 2020, assets held by the Non-Guarantor Subsidiaries included $115.4 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $5,722.1 million of equipment securing certain non-recourse debt, and $132.5 million of assets located in foreign locations. As of December 31, 2019, assets held by the Non-Guarantor Subsidiaries included $86.1 million of restricted cash that was not available for distribution to the Parent, $6,409.8 million of equipment securing certain non-recourse debt, and $136.0 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
		Six Months Ended June 30, 2020
Revenues (1)		$727.4
Cost of revenues (2)		$609.2
Income (loss) from continuing operations (3)		$219.6
Net income (loss) (3)		$219.4

Summarized Balance Sheets:
	June 30, 2020	December 31, 2019
Assets:
Receivables, net of allowance (4)	$207.3	$240.1
Inventory	$386.4	$398.8
Property, plant, and equipment, net	$1,607.7	$1,358.5
Other assets	$228.7	$403.1

Liabilities:
Accounts payable (5)	$143.2	$143.8
Debt	$528.0	$522.8
Deferred income taxes	$1,037.3	$844.6
Other liabilities	$138.4	$95.1
Noncontrolling interest	$269.1	$348.8
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the six months ended June 30, 2020.
(2) Cost of revenues includes $103.5 million of purchases from Non-Guarantor Subsidiaries during the six months ended June 30, 2020.
(3) Includes $233.5 million of income tax benefit that is attributable to the obligor group.
(4) Receivables, net of allowance includes $59.9 million and $53.1 million of receivables from Non-Guarantor Subsidiaries as of June 30, 2020 and December 31, 2019, respectively.
(5) Accounts payable includes $28.4 million and $29.4 million of payables to Non-Guarantor Subsidiaries as of June 30, 2020 and December 31, 2019, respectively.

Capital Expenditures
For the full year 2020, we anticipate a net investment in our lease fleet of between $350 million and $450 million. Capital expenditures related to manufacturing and corporate are projected to range between $90 million and $100 million for the full year 2020.
Equity Investment
See Note 4 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of June 30, 2020, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $35.5 million, the full amount of which is expected to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled in late 2020, which would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we expect to recognize a pre-tax pension settlement charge totaling between $155 million and $185 million. The settlement charge is expected to be recognized in our Statement of Operations during the fourth quarter when payments are made to those participants electing to receive a lump sum distribution and when the annuity contracts are purchased to settle all remaining outstanding pension obligations. The range of the potential settlement charge includes: (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in AOCL related to the Pension Plan, which totaled approximately $170.1 million ($131.2 million, net of tax) as of December 31, 2019; and (2) a potential additional cash contribution to settle all of the Pension Plan’s obligations, which is not expected to exceed $15 million. The actual amount of the settlement charge and any potential cash contribution will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.
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
LIBOR Transition
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. We currently have LIBOR-based contracts that extend beyond 2021 including derivative instruments, promissory notes for TRL-2017, TILC's warehouse loan facility, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.
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

Free Cash Flow
Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less cash payments for manufacturing capital expenditures and dividends. We believe Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Free Cash Flow is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table.

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities – continuing operations	$327.8	$4.0
Add:
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	132.2	99.9
Adjusted Net Cash Provided by Operating Activities	$460.0	$103.9
Less:
Capital expenditures – manufacturing and other	(41.5)	(34.0)
Dividends paid to common shareholders	(46.4)	(39.5)
Free Cash Flow (before Capital expenditures – leasing)	$372.1	$30.4
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2020, there have been no material changes to our contractual obligations from December 31, 2019:
•Contractual obligations that relate to operating leases increased by approximately $77.9 million for the execution of a lease agreement for our new corporate headquarters. See Note 1 of the Consolidated Financial Statements for additional information regarding the corporate headquarters lease; and
•In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036, of which $109.3 million was outstanding at December 31, 2019. See Note 7 of the Consolidated Financial Statements for additional information regarding the early redemption of TRL V.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2019 as set forth in Item 7A of our 2019 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three and six months ended June 30, 2020.

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
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future are likely to have a material adverse effect on our results of operations and prolonged negative economic impact of the COVID-19 pandemic and the related governmental response could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, access to capital, payment of dividends, and capital investments. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter-in-place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain facilities, decreased employee availability, potential border closures, restrictions on shipping, and other potential impacts. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased demand, or our customers' inability to pay, for our products and services. The COVID-19 pandemic has also resulted in near-term shortages of certain personal protective equipment ("PPE") which may continue or worsen if the COVID-19 pandemic has a prolonged negative impact on the supply chain for PPE. An inability to procure PPE for operations may have a material adverse effect on our business, including potential shutdown of certain facilities or operations. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, access to capital, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible additional impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. The extent to which the COVID-19 pandemic affects our results will also depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain the outbreak or treat its impact, among others.
Other than the item listed above, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 through April 30, 2020	221	$17.25	—	$89,868,862
May 1, 2020 through May 31, 2020	516,225	$18.34	—	$89,868,862
June 1, 2020 through June 30, 2020	487	$24.10	—	$89,868,862
Total	516,933		—
(1) These columns include the following transactions during the three months ended June 30, 2020: (i) the surrender to the Company of 516,516 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 417 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. There were no shares repurchased under the share repurchase program during the three months ended June 30, 2020. As of June 30, 2020, the Company had a remaining authorization to repurchase up to $89.9 million of its common stock under the current repurchase program. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
22.1	Subsidiary guarantors and issuers of guaranteed securities
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
July 23, 2020