Form 10-Q
period 2020-09-30
TRINITY INDUSTRIES INC
filed 2020-10-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE CO.
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 20, 2020, the number of shares of common stock, $0.01 par value, outstanding was 114,161,556.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Manufacturing	$275.7	$487.4	$971.4	$1,351.1
Leasing	183.7	326.2	612.4	803.3
	459.4	813.6	1,583.8	2,154.4
Operating costs:
Cost of revenues:
Manufacturing	248.1	430.7	885.2	1,181.9
Leasing	86.4	218.4	327.9	509.1
	334.5	649.1	1,213.1	1,691.0
Selling, engineering, and administrative expenses:
Manufacturing	18.5	27.5	60.0	77.2
Leasing	11.7	10.7	39.0	36.2
Other	21.0	23.9	73.3	78.1
	51.2	62.1	172.3	191.5
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	2.9	18.1	17.3	44.7
Other	1.0	(0.2)	2.8	2.5
	3.9	17.9	20.1	47.2
Impairment of long-lived assets	—	—	369.4	—
Restructuring activities, net	4.7	—	10.5	—
Total operating profit (loss)	72.9	120.3	(161.4)	319.1
Other (income) expense:
Interest income	(0.6)	(1.8)	(3.0)	(4.7)
Interest expense	52.3	55.8	166.6	165.5
Other, net	2.0	—	0.5	0.2
	53.7	54.0	164.1	161.0
Income (loss) from continuing operations before income taxes	19.2	66.3	(325.5)	158.1
Provision (benefit) for income taxes:
Current	(18.7)	2.5	(471.2)	2.7
Deferred	12.0	15.7	245.1	38.5
	(6.7)	18.2	(226.1)	41.2
Income (loss) from continuing operations	25.9	48.1	(99.4)	116.9
Loss from discontinued operations, net of benefit for income taxes of $—, $0.1, $0.1, and $0.6	—	(0.4)	(0.2)	(2.3)
Net income (loss)	25.9	47.7	(99.6)	114.6
Net income (loss) attributable to noncontrolling interest	0.8	(1.3)	(79.5)	(1.4)
Net income (loss) attributable to Trinity Industries, Inc.	$25.1	$49.0	$(20.1)	$116.0

Basic earnings per common share:
Income (loss) from continuing operations	$0.21	$0.39	$(0.17)	$0.91
Income (loss) from discontinued operations	—	—	—	(0.02)
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.21	$0.39	$(0.17)	$0.89
Diluted earnings per common share:
Income (loss) from continuing operations	$0.21	$0.39	$(0.17)	$0.90
Income (loss) from discontinued operations	—	—	—	(0.02)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.21	$0.39	$(0.17)	$0.88
Weighted average number of shares outstanding:
Basic	116.4	124.7	117.2	127.6
Diluted	117.0	126.0	117.2	129.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$25.9	$47.7	$(99.6)	$114.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(0.6), $1.4, $7.6, and $5.5	2.0	(4.6)	(25.3)	(18.1)
Reclassification adjustments for losses included in net income, net of tax benefit of $1.3, $0.3, $3.0, and $0.7	4.7	1.0	10.6	2.9
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $0.1, $—, $0.3, and $—	0.2	—	0.6	—
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.3, $0.9, and $0.9	1.2	0.9	3.6	2.5
	8.1	(2.7)	(10.5)	(12.7)
Comprehensive income (loss)	34.0	45.0	(110.1)	101.9
Less: comprehensive income (loss) attributable to noncontrolling interest	1.1	(0.9)	(78.6)	(0.4)
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$32.9	$45.9	$(31.5)	$102.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$120.8	$166.2
Receivables, net of allowance	219.9	260.1
Income tax receivable	485.0	14.7
Inventories:
Raw materials and supplies	196.0	263.4
Work in process	79.2	108.8
Finished goods	97.9	61.2
	373.1	433.4
Restricted cash, including partially-owned subsidiaries of $28.1 and $33.0	101.1	111.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,929.5 and $2,065.3	9,153.9	9,272.5
Less accumulated depreciation, including partially-owned subsidiaries of $513.9 and $527.7	(2,216.0)	(2,161.9)
	6,937.9	7,110.6
Goodwill	208.8	208.8
Other assets	276.6	396.2
Total assets	$8,723.2	$8,701.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$178.9	$203.9
Accrued liabilities	333.8	342.1
Debt:
Recourse	523.1	522.8
Non-recourse:
Wholly-owned subsidiaries	3,172.7	3,080.7
Partially-owned subsidiaries	1,239.3	1,278.4
	4,935.1	4,881.9
Deferred income taxes	1,040.6	798.3
Other liabilities	141.2	96.3
Total liabilities	6,629.6	6,322.5

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.2	1.2
Capital in excess of par value	5.3	—
Retained earnings	2,066.8	2,182.9
Accumulated other comprehensive loss	(164.5)	(153.1)
Treasury stock	(91.5)	(0.9)
	1,817.3	2,030.1
Noncontrolling interest	276.3	348.8
Total stockholders' equity	2,093.6	2,378.9
Total liabilities and stockholders' equity	$8,723.2	$8,701.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating activities:
Net income (loss)	$(99.6)	$114.6
Loss from discontinued operations, net of income taxes	0.2	2.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199.5	210.5
Stock-based compensation expense	19.7	21.4
Provision for deferred income taxes	245.1	38.5
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(17.3)	(44.7)
Gains on dispositions of property and other assets	(6.3)	(2.5)
Impairment of long-lived assets	369.4	—
Non-cash impact of restructuring activities	5.9	—
Non-cash interest expense	9.5	10.4
Loss on early extinguishment of debt	5.0	—
Other	2.1	(2.0)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	40.1	(28.1)
(Increase) decrease in income tax receivable	(470.3)	19.3
(Increase) decrease in inventories	60.3	(108.2)
(Increase) decrease in other assets	142.0	(68.6)
Increase (decrease) in accounts payable	(28.9)	38.7
Increase (decrease) in accrued liabilities	(18.8)	(28.8)
Increase (decrease) in other liabilities	(0.8)	(6.5)
Net cash provided by operating activities – continuing operations	456.8	166.3
Net cash used in operating activities – discontinued operations	(0.2)	(2.3)
Net cash provided by operating activities	456.6	164.0

Investing activities:
Proceeds from dispositions of property and other assets	19.8	19.5
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7	175.0
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $54.0 and $210.3	(448.8)	(854.3)
Capital expenditures – manufacturing and other	(70.7)	(63.3)
Other	—	(0.2)
Net cash used in investing activities	(361.0)	(723.3)

Financing activities:
Payments to retire debt	(795.5)	(1,360.8)
Proceeds from issuance of debt	835.8	2,010.2
Shares repurchased	(120.4)	(154.9)
Dividends paid to common shareholders	(67.8)	(60.8)
Purchase of shares to satisfy employee tax on vested stock	(9.3)	(8.0)
Contributions from (distributions to) noncontrolling interest	6.1	(2.1)
Other	(0.2)	—
Net cash provided by (used in) financing activities	(151.3)	423.6
Net decrease in cash, cash equivalents, and restricted cash	(55.7)	(135.7)
Cash, cash equivalents, and restricted cash at beginning of period	277.6	350.8
Cash, cash equivalents, and restricted cash at end of period	$221.9	$215.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive (loss) income	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1
Net income (loss)	—	—	—	(206.9)	—	—	—	(206.9)	(80.9)	(287.8)
Other comprehensive income	—	—	—	—	4.3	—	—	4.3	0.3	4.6
Cash dividends declared on common stock (1)	—	—	—	(20.6)	—	—	—	(20.6)	—	(20.6)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Settlement of share-based awards, net	1.5	—	1.9	—	—	(0.6)	(11.4)	(9.5)	—	(9.5)
Retirement of treasury stock	(2.5)	—	(17.5)	(30.2)	—	2.5	47.7	—	—	—
Balances at June 30, 2020	118.7	$1.2	$—	$2,063.3	$(172.3)	(0.1)	$(0.9)	$1,891.3	$269.1	$2,160.4
Net income	—	—	—	25.1	—	—	—	25.1	0.8	25.9
Other comprehensive income	—	—	—	—	7.8	—	—	7.8	0.3	8.1
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	4.8	—	—	—	—	4.8	—	4.8
Shares repurchased	—	—	—	—	—	(4.5)	(89.9)	(89.9)	—	(89.9)
Settlement of share-based awards, net	—	—	0.5	—	—	—	(0.7)	(0.2)	—	(0.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6.1	6.1
Balances at September 30, 2020	118.7	$1.2	$5.3	$2,066.8	$(164.5)	(4.6)	$(91.5)	$1,817.3	$276.3	$2,093.6
(1) Dividends of $0.19 per common share for all periods presented in 2020.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income (loss)	—	—	—	30.6	—	—	—	30.6	(0.5)	30.1
Other comprehensive income (loss)	—	—	—	—	(4.1)	—	—	(4.1)	0.3	(3.8)
Cash dividends declared on common stock (1)	—	—	—	(22.3)	—	—	—	(22.3)	—	(22.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Shares repurchased	—	—	70.0	—	—	(3.5)	(89.0)	(19.0)	—	(19.0)
Settlement of share-based awards, net	—	—	0.6	—	—	—	(1.1)	(0.5)	—	(0.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Cumulative effect of adopting new accounting standard	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Balances at March 31, 2019	133.3	$1.3	$77.3	$2,347.9	$(120.9)	(3.6)	$(91.1)	$2,214.5	$350.6	$2,565.1
Net income	—	—	—	36.4	—	—	—	36.4	0.4	36.8
Other comprehensive income (loss)	—	—	—	—	(6.5)	—	—	(6.5)	0.3	(6.2)
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5	—	7.5
Shares repurchased	—	—	—	—	—	(2.1)	(44.0)	(44.0)	—	(44.0)
Retirement of treasury stock	(6.1)	—	(85.8)	(56.9)	—	6.1	142.7	—	—	—
Settlement of share-based awards, net	0.7	—	1.0	—	—	(0.5)	(8.5)	(7.5)	—	(7.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balances at June 30, 2019	127.9	$1.3	$—	$2,305.8	$(127.4)	(0.1)	$(0.9)	$2,178.8	$350.8	$2,529.6
Net income (loss)	—	—	—	49.0	—	—	—	49.0	(1.3)	47.7
Other comprehensive income (loss)	—	—	—	—	(3.1)	—	—	(3.1)	0.4	(2.7)
Cash dividends declared on common stock (1)	—	—	—	(21.3)	—	—	—	(21.3)	—	(21.3)
Stock-based compensation expense	—	—	8.4	—	—	—	—	8.4	—	8.4
Shares repurchased	—	—	—	—	—	(5.2)	(100.9)	(100.9)	—	(100.9)
Retirement of treasury stock	—	—	(8.6)	8.6	—	—	—	—	—	—
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.5)	(0.3)	—	(0.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balances at September 30, 2019	127.9	$1.3	$—	$2,342.1	$(130.5)	(5.3)	$(102.3)	$2,110.6	$348.7	$2,459.3
(1) Dividends of $0.17 per common share for all periods presented in 2019.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2020, and the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2020 presentation.
Due to seasonal and other factors, including the impacts of the coronavirus pandemic (“COVID-19”) and the related governmental response, the results of operations for the nine months ended September 30, 2020 may not be indicative of expected results of operations for the year ending December 31, 2020. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2019.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of September 30, 2020.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.9 million and $5.2 million as of September 30, 2020 and December 31, 2019, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2020 and the percentage of the outstanding performance obligations as of September 30, 2020 expected to be delivered during the remainder of 2020:

	Unsatisfied performance obligations at September 30, 2020
	Total Amount	Percent expected to be delivered in 2020
	(in millions)
Rail Products Group:
Products:
External Customers	$725.8
Leasing Group	429.6
	$1,155.4	19.7%

Maintenance services	$12.3	17.1%

Railcar Leasing and Management Services Group	$92.5	5.1%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2023. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of September 30, 2020, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
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
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statement of Operations
Operating lease expense	$3.7	$4.0	$12.2	$13.3
Short-term lease expense	$0.7	$0.9	$2.1	$3.5

			September 30, 2020	December 31, 2019
Consolidated Balance Sheet
Right-of-use assets (1)			$77.0	$44.2
Lease liabilities (2)			$89.9	$44.8

Weighted average remaining lease term			11.2 years	4.8 years
Weighted average discount rate			3.4%	4.1%

			Nine Months Ended September 30,
			2020	2019
Consolidated Statement of Cash Flows
Cash flows from operating activities			$12.2	$13.3
Right-of-use assets recognized in exchange for new lease liabilities (3)			$53.6	$8.4
(1) Included in other assets in our Consolidated Balance Sheet. See Note 10 for more information on the impairment of right-of-use assets.
(2) Included in other liabilities in our Consolidated Balance Sheet.
(3) Includes the commencement of the new headquarters facility described above for the nine months ended September 30, 2020.

Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining three months of 2020	$2.2	$1.1	$3.3
2021	8.6	3.5	12.1
2022	7.8	7.4	15.2
2023	6.0	7.5	13.5
2024	2.9	6.3	9.2
Thereafter	1.5	68.5	70.0
Total operating lease payments	$29.0	$94.3	$123.3
Less: Present value adjustment			(23.7)
Less: Lease incentives			(9.7)
Total operating lease liabilities			$89.9
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
Leases previously classified as sales-type leases included an option for the lessee to purchase the leased railcars with certain notice. During the three months ended March 31, 2020, the lessee exercised its option to purchase the leased railcars. As of September 30, 2020, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease revenues	$169.1	$169.5	$506.4	$506.9
Variable operating lease revenues	$9.0	$12.5	$32.2	$36.6
Sales-type lease revenues	$—	$26.3	$—	$60.5
Interest income on sales-type lease receivables	$—	$0.6	$—	$0.9
Profit recognized at sales-type lease commencement	$—	$3.7	$—	$7.8

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining three months of 2020	$152.0
2021	516.5
2022	406.5
2023	296.9
2024	215.2
Thereafter	391.6
Total	$1,978.7
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical expected losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the nine months ended September 30, 2020, we recognized approximately $2.8 million of credit loss expense, which included $0.9 million in write-offs, related to our trade receivables that are in the scope of ASC 326, bringing the allowance for credit losses balance at September 30, 2020 to $8.3 million. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450.
Property, Plant, and Equipment
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. Based upon analysis of historical fleet data, review of industry standards, and consideration of certain economic factors by railcar type, we determined that it was appropriate to revise the useful lives and salvage values of certain railcar types in our lease fleet. The net impact of these changes, which took effect January 1, 2020, resulted in a change in the weighted average useful life from approximately 34 years to approximately 37 years. This change was accounted for as a change in accounting estimate, which is required to be accounted for on a prospective basis. This change in estimate resulted in a decrease in depreciation expense and a corresponding increase in income from continuing operations of approximately $7.7 million and $23.1 million, as well as an increase in net income of approximately $5.9 million and $17.7 million, for the three and nine months ended September 30, 2020, respectively. Further, earnings per share increased $0.05 for the three months ended September 30, 2020 and increased $0.15 per share for the nine months ended September 30, 2020. See Note 10 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the nine months ended September 30, 2020.
Goodwill
As of September 30, 2020 and December 31, 2019, the carrying amount of our goodwill totaled $208.8 million, which is primarily attributable to the Rail Products Group.

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Beginning balance	$9.5	$8.3	$8.1	$7.4
Warranty costs incurred	(0.3)	(1.7)	(1.8)	(3.2)
Warranty originations and revisions	0.3	3.2	3.3	5.8
Warranty expirations	(0.3)	—	(0.4)	(0.2)
Ending balance	$9.2	$9.8	$9.2	$9.8
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
Interest Rate Hedges

			Included in accompanying balance sheet at September 30, 2020
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCL – loss/(income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$1.6	$2.1
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.1	$0.1
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.5)	$—
Open hedge:
2017 promissory notes - interest rate swap	$494.6	2.66%	$(50.0)	$49.5	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2020	2019	2020	2019
	(in millions)
Expired hedges:
2006 secured railcar equipment notes (2)	$—	$—	$(0.1)	$(0.1)	$—
2018 secured railcar equipment notes	$0.1	$0.1	$0.2	$0.2	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.5	$1.5	$1.6
TRIP Master Funding secured railcar equipment notes	$0.1	$0.1	$0.2	$0.2	$0.1
2017 promissory notes - interest rate cap	$(0.1)	$—	$(0.1)	$(0.1)	$(0.1)
Open hedge:
2017 promissory notes - interest rate swap	$3.1	$0.6	$7.8	$1.9	$10.9
(1) Based on the fair value of open hedges as of September 30, 2020.
(2) Upon settlement of the debt in March 2020, the remaining balance of $0.1 million in AOCL was recognized through interest expense. See Note 7 for additional information on the debt redemption.
Other Derivatives

		Included in accompanying balance sheet at September 30, 2020		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended	Nine Months Ended	Expected effect during next twelve months(1)
				September 30, 2020	September 30, 2020
(in millions)
Foreign currency hedge	$55.0	$2.1	$(2.3)	$2.3	$4.1	$(2.3)
(1) Based on the fair value of open hedges as of September 30, 2020.
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
Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	September 30, 2020	December 31, 2019
	(in millions)
Assets:
Cash equivalents	$24.2	$57.9
Restricted cash	101.1	111.4
Total assets	$125.3	$169.3

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

	Level 2
	September 30, 2020	December 31, 2019
	(in millions)
Assets:
Foreign currency hedge (1)	$2.1	$1.2
Total assets	$2.1	$1.2

Liabilities:
Interest rate hedge (2)	$50.0	$28.0
Total liabilities	$50.0	$28.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2020 and December 31, 2019, we have no assets measured as Level 3 in the fair value hierarchy, except as described in Note 10 to this Form 10-Q and Note 10 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.
See Note 10 for more information regarding the non-recurring fair value measurement considerations during the nine months ended September 30, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 7 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and are reflected in "Eliminations – Lease Subsidiary" in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.

The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended September 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$183.7	$213.1	$62.6	$—	$—	$459.4
Intersegment Revenue	0.2	168.1	—	(166.0)	(2.3)	—
Total Revenues	$183.9	$381.2	$62.6	$(166.0)	$(2.3)	$459.4

	Three Months Ended September 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$326.2	$418.8	$68.6	$—	$—	$813.6
Intersegment Revenue	0.2	316.3	1.7	(314.0)	(4.2)	—
Total Revenues	$326.4	$735.1	$70.3	$(314.0)	$(4.2)	$813.6

	Nine Months Ended September 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$612.4	$777.6	$193.8	$—	$—	$1,583.8
Intersegment Revenue	0.6	518.6	1.5	(512.4)	(8.3)	—
Total Revenues	$613.0	$1,296.2	$195.3	$(512.4)	$(8.3)	$1,583.8

	Nine Months Ended September 30, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$803.3	$1,156.6	$194.5	$—	$—	$2,154.4
Intersegment Revenue	0.6	919.2	5.8	(913.0)	(12.6)	—
Total Revenues	$803.9	$2,075.8	$200.3	$(913.0)	$(12.6)	$2,154.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$89.7	$115.7	$265.5	$306.3
Rail Products Group	3.2	65.4	36.2	180.8
All Other	7.3	3.9	23.9	19.9
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	100.2	185.0	325.6	507.0
Corporate	(21.0)	(23.9)	(73.3)	(78.1)
Impairment of long-lived assets	—	—	(369.4)	—
Restructuring activities, net	(4.7)	—	(10.5)	—
Eliminations – Lease Subsidiary	(2.6)	(40.7)	(33.5)	(109.5)
Eliminations – Other	1.0	(0.1)	(0.3)	(0.3)
Consolidated operating profit (loss)	$72.9	$120.3	$(161.4)	$319.1
Other (income) expense	53.7	54.0	164.1	161.0
Provision (benefit) for income taxes	(6.7)	18.2	(226.1)	41.2
Loss from discontinued operations, net of income taxes	—	(0.4)	(0.2)	(2.3)
Net income (loss)	$25.9	$47.7	$(99.6)	$114.6

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
At September 30, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $145.4 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
See Note 7 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries. See Note 10 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the nine months ended September 30, 2020.

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	September 30, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.5	$—	$2.5	$—	$2.5
Accounts receivable	81.3	9.2	90.5	—	90.5
Property, plant, and equipment, net (2)	5,692.5	1,637.8	7,330.3	(826.8)	6,503.5
Restricted cash	73.0	28.1	101.1	—	101.1
Other assets	38.1	1.2	39.3	—	39.3
Total assets	$5,887.4	$1,676.3	$7,563.7	$(826.8)	$6,736.9

Accounts payable and accrued liabilities	$148.6	$30.4	$179.0	$—	$179.0
Debt, net	3,172.7	1,239.3	4,412.0	—	4,412.0
Deferred income taxes	925.3	1.2	926.5	(193.8)	732.7
Other liabilities	26.9	—	26.9	—	26.9
Total liabilities	4,273.5	1,270.9	5,544.4	(193.8)	5,350.6
Noncontrolling interest	—	276.3	276.3	—	276.3
Total Equity	$1,613.9	$129.1	$1,743.0	$(633.0)	$1,110.0

	December 31, 2019
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$1.8	$—	$1.8	$—	$1.8
Accounts receivable	73.9	8.7	82.6	—	82.6
Property, plant, and equipment, net	5,818.9	1,786.7	7,605.6	(903.8)	6,701.8
Restricted cash	78.4	33.0	111.4	—	111.4
Other assets	209.8	1.4	211.2	—	211.2
Total assets	$6,182.8	$1,829.8	$8,012.6	$(903.8)	$7,108.8

Accounts payable and accrued liabilities	$100.7	$44.6	$145.3	$—	$145.3
Debt, net	3,080.7	1,278.4	4,359.1	—	4,359.1
Deferred income taxes	861.7	1.1	862.8	(184.8)	678.0
Other liabilities	32.7	—	32.7	—	32.7
Total liabilities	4,075.8	1,324.1	5,399.9	(184.8)	5,215.1
Noncontrolling interest	—	348.8	348.8	—	348.8
Total Equity	$2,107.0	$156.9	$2,263.9	$(719.0)	$1,544.9
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
(2) See Note 10 for further information regarding impairment of long-lived assets recorded in the nine months ended September 30, 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$183.9	$190.1	(3.3)%	$558.6	$566.6	(1.4)%
Sales of railcars owned one year or less at the time of sale (1)	—	136.3	(100.0)%	54.4	237.3	(77.1)%
Total revenues	$183.9	$326.4	(43.7)%	$613.0	$803.9	(23.7)%

Operating profit (2):
Leasing and management	$86.8	$79.8	8.8%	$247.8	$234.6	5.6%
Railcar sales:
Railcars owned one year or less at the time of sale	—	17.8	(100.0)%	0.4	27.0	(98.5)%
Railcars owned more than one year at the time of sale	2.9	18.1	(84.0)%	17.3	44.7	(61.3)%
Total operating profit	$89.7	$115.7	(22.5)%	$265.5	$306.3	(13.3)%
Total operating profit margin	48.8%	35.4%		43.3%	38.1%

Leasing and management operating profit margin	47.2%	42.0%		44.4%	41.4%

Selected expense information:
Depreciation (3)(4)	$51.5	$59.4	(13.3)%	$159.1	$171.6	(7.3)%
Maintenance and compliance	$18.5	$24.9	(25.7)%	$67.4	$79.2	(14.9)%
Rent	$2.1	$3.8	(44.7)%	$8.1	$13.6	(40.4)%
Selling, engineering, and administrative expenses	$11.7	$10.7	9.3%	$39.0	$36.2	7.7%
Interest	$47.0	$50.0	(6.0)%	$149.2	$146.4	1.9%
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million for the three and nine months ended September 30, 2019, respectively.
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
(3) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three and nine months ended September 30, 2020 of approximately $7.7 million and $23.1 million, respectively. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
(4) As a result of the impairment of long-lived assets related to our small cube covered hopper railcars recorded in the second quarter of 2020, our quarterly depreciation expense beginning in the third quarter of 2020 has decreased by approximately $3.5 million.

During the three and nine months ended September 30, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)	$—	$136.3	$54.4	$237.3
Railcars owned more than one year at the time of sale	6.5	75.1	138.7	175.0
	$6.5	$211.4	$193.1	$412.3

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$—	$17.8	$0.4	$27.0
Railcars owned more than one year at the time of sale	2.9	18.1	17.3	44.7
	$2.9	$35.9	$17.7	$71.7

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	—%	13.1%	0.7%	11.4%
Railcars owned more than one year at the time of sale	44.6%	24.1%	12.5%	25.5%
Weighted average operating profit margin on sales of leased railcars	44.6%	17.0%	9.2%	17.4%
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million for the three and nine months ended September 30, 2019, respectively.

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

	Remaining three months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$150.3	$511.2	$402.8	$295.2	$214.5	$391.5	$1,965.5
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2020 consisted primarily of non-recourse debt. As of September 30, 2020, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,249.1 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at September 30, 2020 was $1,431.3 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,159.5 million is pledged solely as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $478.3 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 4 for a description of TRIP Holdings and RIV 2013.

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining three months of 2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future operating lease obligations	$2.1	$8.2	$7.5	$5.7	$2.5	$0.9	$26.9
Future contractual minimum rental revenues	$1.7	$5.3	$3.7	$1.7	$0.7	$0.1	$13.2
Operating lease obligations totaling $2.1 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $2.1 million, which is excluded from the table above.
Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	September 30, 2020	December 31, 2019
	(in millions)
Manufacturing/Corporate:
Land	$28.6	$28.4
Buildings and improvements	416.2	402.2
Machinery and other	556.3	546.7
Construction in progress	88.4	63.1
	1,089.5	1,040.4
Less: accumulated depreciation	(655.1)	(631.6)
	434.4	408.8
Leasing:
Wholly-owned subsidiaries:
Machinery and other	13.9	13.7
Equipment on lease	6,868.7	6,944.2
	6,882.6	6,957.9
Less: accumulated depreciation	(1,190.1)	(1,139.0)
	5,692.5	5,818.9
Partially-owned subsidiaries:
Equipment on lease	2,245.6	2,410.0
Less: accumulated depreciation	(607.8)	(623.3)
	1,637.8	1,786.7

Deferred profit on railcars sold to the Leasing Group	(1,063.8)	(1,135.8)
Less: accumulated amortization	237.0	232.0
	(826.8)	(903.8)
	$6,937.9	$7,110.6
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. This resulted in a revision to the useful lives and salvage values of certain railcar types in our lease fleet. See Note 1 for further information.
See Note 10 for further information regarding impairment of long-lived assets recorded in the nine months ended September 30, 2020.

Note 7. Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Corporate – Recourse:
Revolving credit facility	$125.0	$125.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	399.8
	524.8	524.8
Less: unamortized debt issuance costs	(1.7)	(2.0)
Total recourse debt	523.1	522.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $1.1 and $2.0	1,948.8	2,124.1
2017 promissory notes, net of unamortized discount of $10.7 and $—	813.7	627.1
TILC warehouse facility	430.5	353.4
	3,193.0	3,104.6
Less: unamortized debt issuance costs	(20.3)	(23.9)
	3,172.7	3,080.7
Partially-owned subsidiaries:
Secured railcar equipment notes	1,248.9	1,289.3
Less: unamortized debt issuance costs	(9.6)	(10.9)
	1,239.3	1,278.4
Total non–recourse debt	4,412.0	4,359.1
Total debt	$4,935.1	$4,881.9
Estimated Fair Value of Debt — The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our long-term debt are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Level 1	$1,369.2	$1,105.5
Level 2	407.4	411.7
Level 3	3,384.7	3,547.4
	$5,161.3	$5,064.6
Revolving Credit Facility — We have a $450.0 million unsecured corporate revolving credit facility. During the nine months ended September 30, 2020, we had total borrowings of $455.0 million and total repayments of $455.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate principal amount of $35.2 million. Of the $289.8 million remaining unused amount, $278.7 million is available for borrowing as of September 30, 2020. The outstanding letters of credit as of September 30, 2020 are scheduled to expire in July 2021. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.50%, with a LIBOR floor of 0.30%, as of September 30, 2020. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.30% (0.20% as of September 30, 2020).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2020, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional near-term flexibility through December 31, 2021. As of September 30, 2020, we were in compliance with all such financial covenants.

TILC Warehouse Loan Facility — TILC has a $750.0 million warehouse loan facility, which was established to finance railcars owned by TILC. During the nine months ended September 30, 2020, we had total borrowings of $168.5 million and total repayments of $91.4 million under the TILC warehouse loan facility. The entire unused facility amount of $319.5 million was available as of September 30, 2020 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.76% at September 30, 2020.
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
TRL-2017 — In July 2020, Trinity Rail Leasing 2017 LLC (“TRL-2017”), a wholly-owned subsidiary of the Company, issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). The 2017 Promissory Notes bear interest at a rate of LIBOR plus 1.50%, payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017. Net proceeds received from the transaction were used to repay approximately $48.3 million of borrowings under TILC's secured warehouse credit facility, and the remaining proceeds were used to repay borrowings under the Company’s revolving credit facility, and for general corporate purposes.
Subsequent Event — In October 2020, Trinity Rail Leasing 2018 LLC (“TRL-2018”), a wholly-owned subsidiary of the Company, issued $155.5 million of Series 2020-1 Class A Secured Railcar Equipment Notes (the “2020-1 Notes”) under an existing indenture. The 2020-1 Notes bear interest at a fixed rate of 1.96% per annum and have a stated final maturity date of 2050. In a separate transaction during October 2020, TRL-2018 redeemed its Series 2018-1 Class A-1 Secured Railcar Equipment Notes, of which $153.1 million was outstanding at the redemption date. The fixed interest rate for these notes was 3.82% per annum.
Terms and conditions of our long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2019 Annual Report on Form 10-K.
Note 8. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 and 2019 tax losses to the 2013-2015 tax years, allowing us to recover taxes that were previously paid. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability was remeasured and a federal income tax receivable was set up to account for the net operating losses permitted to be carried back under the CARES Act, resulting in a tax benefit of $174.6 million for the nine months ended September 30, 2020.
The effective tax rates for the three and nine months ended September 30, 2020 were a benefit of 34.9% and a benefit of 69.5%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act. The effective tax benefit rate for the nine months ended September 30, 2020 was partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax expense rates for the three and nine months ended September 30, 2019 were 27.5% and 26.1%, respectively. These differ from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, the establishment of nexus in additional states, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the nine months ended September 30, 2020 totaled $1.3 million. The total income tax receivable position as of September 30, 2020 was $485.0 million, of which approximately $307.1 million relates to the 2018 and 2019 carryback claims and approximately $169.7 million accrued to date for the 2020 anticipated carryback claim, which we expect will be realized in 2021.

Our 2016 and 2017 tax years are effectively settled. The 2013-2015 tax years statutes will remain open due to tax loss carryback claims that have been filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes remain open from 2014 forward. We believe we are appropriately reserved for any potential matters.
Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Expense Components
Service cost	$—	$—	$—	$0.1
Interest	3.8	5.0	11.2	14.8
Expected return on plan assets	(5.3)	(5.8)	(15.7)	(17.3)
Amortization of actuarial loss	1.5	1.2	4.5	3.4
Amortization of prior service cost	0.3	—	0.9	—
Net periodic benefit cost	0.3	0.4	0.9	1.0
Profit sharing	1.9	3.1	6.5	8.3
Net expense	$2.2	$3.5	$7.4	$9.3
We had no contributions to our defined benefit pension plans for all periods presented, and we do not anticipate any contributions in 2020. The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations.
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled in the fourth quarter of 2020, which would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we currently expect to recognize a pre-tax non-cash pension settlement charge totaling between $145 million and $160 million, which is inclusive of all actuarial losses currently recorded in AOCL. The settlement charge is expected to be recognized in our Statement of Operations during the fourth quarter when payments are made to those participants electing to receive a lump sum distribution and when the annuity contracts are purchased to settle all remaining outstanding pension obligations. We believe that our current pension assets will be sufficient to settle the Pension Plan liability. The actual amount of the settlement charge and any potential cash contribution or surplus will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.

Note 10. Asset Impairments and Restructuring Activities
Second Quarter Impairment of small cube covered hopper railcars
We monitor the carrying value of long-lived assets and right-of-use assets for potential impairment. The carrying value of long-lived assets and right-of-use assets is considered impaired when the asset's carrying value is not recoverable through undiscounted future cash flows and the asset's carrying value exceeds its fair value.
During the second quarter, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. Significant price declines in the crude oil market, as well as lower demand for certain commodities, resulted in a decline in customer demand for certain types of railcars. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. In recent years, these railcars primarily transported Northern White sand from Wisconsin and other locations in the Midwest for use in fracking operations, including operations located in the Permian Basin. However, given the decline in global oil prices, reduced fracking activity, and pressure on the oil and gas industry to maintain a low cost structure, fracking operations, particularly those located in the Permian Basin, have increasingly shifted away from the use of Northern White sand and towards the use of in-basin sand, which can be sourced locally rather than transporting by rail. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the second quarter. As a result, certain of the Leasing Group's small cube covered hopper customers requested rent relief and, in a number of cases, filed for bankruptcy in the second quarter.
We believe that the collective impact of these developments, including the shift towards the use of in-basin sand, constituted a fundamental and other-than-temporary change in the future demand for this railcar type. Therefore, we determined that the events and circumstances that arose during the second quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our lease fleet portfolio.
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
The fair value of the asset group was determined using an income approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of the asset group of approximately $191.7 million, in comparison to the asset group's carrying amount of $550.0 million, net of deferred profit. As a result, during the second quarter, we recorded a pre-tax non-cash impairment charge of $358.3 million related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use assets associated with our leased-in portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $11.1 million. The aggregate impairment charge of $369.4 million is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations for the nine months ended September 30, 2020.
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
Restructuring activities
Throughout 2020, we have continued our efforts to better align support services with our rail-focused strategy, which has resulted in headcount reductions across multiple functions, including certain corporate and operational support functions primarily at our Dallas headquarters. Additionally, we executed a lease agreement on a new headquarters facility to better suit our new organizational structure, which prompted the need to perform a recoverability test on our existing corporate headquarters campus to evaluate for impairment. This test indicated that the carrying value was not recoverable. The fair value of our corporate headquarters campus was measured based on a third-party valuation estimate using Level 2 and Level 3 inputs in the fair value hierarchy and resulted in a non-cash impairment charge in the first quarter of $5.2 million during the nine months ended September 30, 2020.

During the three months ended September 30, 2020, we recorded total restructuring charges of $4.7 million, consisting of $3.4 million for severance costs, $0.7 million in asset write-downs associated with transportation equipment in our logistics operations, and $0.6 million of contract termination costs.
During the nine months ended September 30, 2020, we recorded total restructuring charges of $10.5 million, consisting of $7.5 million for severance costs, $5.9 million of non-cash charges primarily from the write-down of our corporate headquarters campus described above and certain other assets, and $0.6 million in contract termination costs, partially offset by a $3.5 million net gain on the disposition of a non-operating facility and certain related assets.
Other restructuring actions associated with these plans are expected to be substantially completed in 2020. As we continue to reposition the organization, it is possible that we will engage in additional restructuring activities in the near term.
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheet:

	Accrued charges as of December 31, 2019	Charges and adjustments	Payments	Accrued charges as of September 30, 2020
	(in millions)
Cash charges:
Employee severance costs	$3.4	$7.5	$(8.8)	$2.1
Contract termination costs	—	0.6	—	0.6
	$3.4	$8.1	$(8.8)	$2.7
Asset impairment charges:
Write-down of assets		$5.9
Gain on disposition of assets		(3.5)
		$2.4
Total restructuring activities		$10.5
Although restructuring activities are not allocated to our reportable segments, the following table summarizes the restructuring activities by reportable segment:

	Three Months Ended September 30, 2020
	Employee Severance Costs	Contract Termination Costs	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$1.4
Rail Products Group	1.3	0.2	0.7	2.2
All Other	0.1	—	—	0.1
Corporate	0.6	0.4	—	1.0
Total restructuring activities	$3.4	$0.6	$0.7	$4.7

	Nine Months Ended September 30, 2020
	Employee Severance Costs	Contract Termination Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$—	$1.4
Rail Products Group	3.9	0.2	—	0.7	4.8
All Other	0.2	—	(3.5)	—	(3.3)
Corporate	2.0	0.4	—	5.2	7.6
Total restructuring activities	$7.5	$0.6	$(3.5)	$5.9	$10.5

Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the nine months ended September 30, 2020 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) and prior service costs of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2019	$(1.3)	$(17.9)	$(133.9)	$(153.1)
Other comprehensive loss, net of tax, before reclassifications	—	(25.3)	—	(25.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $—, $3.0, $1.2, and $4.2	—	10.6	4.2	14.8
Less: noncontrolling interest	—	(0.9)	—	(0.9)
Other comprehensive income (loss)	—	(15.6)	4.2	(11.4)
Balances at September 30, 2020	$(1.3)	$(33.5)	$(129.7)	$(164.5)
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
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of then-current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
April 1, 2020 through June 30, 2020	—	—	$89.9
July 1, 2020 through September 30, 2020	4,466,896	89.9	$—
Total	17,421,690	$350.0
In the third quarter of 2020, we completed the existing share repurchase program. Certain shares of stock repurchased during September 2020, totaling $4.9 million, were cash settled in October 2020 in accordance with normal settlement practices. In addition to the amounts reported in the table above, share repurchases for the nine months ended September 30, 2019 included 2.6 million shares at a cost of approximately $70.0 million representing the final settlement of an accelerated share repurchase program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018.
Subsequent event — In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock.

Stock-Based Compensation
Stock-based compensation totaled approximately $4.8 million and $19.7 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation totaled approximately $8.4 million and $21.4 million for the three and nine months ended September 30, 2019, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight-line basis, generally three years. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Certain RSU grants made in 2020 provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Expense related to restricted stock awards ("RSAs") and RSUs granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year.
The following table summarizes stock-based compensation awards granted during the nine months ended September 30, 2020:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Stock options	300,000	$5.26
Restricted stock units	988,309	$18.59
Restricted stock awards	20,939	$18.51
Performance units	444,252	$20.31
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.00%
Dividend yield	3.42%

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of unvested RSAs and RSUs. Total weighted average restricted shares were 4.2 million and 4.7 million shares for the three and nine months ended September 30, 2020, respectively. Approximately 0.3 million restricted shares and 0.3 million stock options were excluded from the EPS calculation for the three months ended September 30, 2020, as their effect would have been antidilutive. There were no restricted shares and stock options included in the computation of diluted earnings per common share for the nine months ended September 30, 2020 as we incurred a loss for the period, and any effect on loss per common share would have been antidilutive. Total weighted average restricted shares were 5.5 million shares for the three and nine months ended September 30, 2019. Approximately 1.2 million and 0.2 million of these restricted shares were excluded from the EPS calculation for the three and nine months ended September 30, 2019, respectively, as their effect would have been antidilutive.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Income (loss) from continuing operations	$25.9	$48.1	$(99.4)	$116.9
Less: Net (income) loss attributable to noncontrolling interest	(0.8)	1.3	79.5	1.4
Unvested restricted share participation — continuing operations	(0.2)	(0.6)	—	(1.6)
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	24.9	48.8	(19.9)	116.7
Net loss from discontinued operations, net of income taxes	—	(0.4)	(0.2)	(2.3)
Unvested restricted share participation — discontinued operations	—	—	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	—	(0.4)	(0.2)	(2.3)
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$24.9	$48.4	$(20.1)	$114.4

Basic weighted average shares outstanding	116.4	124.7	117.2	127.6
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	0.6	1.3	—	1.6
Diluted weighted average shares outstanding	117.0	126.0	117.2	129.2

Basic earnings per common share:
Income (loss) from continuing operations	$0.21	$0.39	$(0.17)	$0.91
Income (loss) from discontinued operations	—	—	—	(0.02)
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.21	$0.39	$(0.17)	$0.89
Diluted earnings per common share:
Income (loss) from continuing operations	$0.21	$0.39	$(0.17)	$0.90
Income (loss) from discontinued operations	—	—	—	(0.02)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.21	$0.39	$(0.17)	$0.88

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
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, Tennessee, and New Jersey were dismissed.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. A trial date has been scheduled in this case for February 22, 2021.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.9 million to $16.8 million, which includes our rights in indemnity and recourse to third parties of approximately $5.8 million, which is recorded in other assets on our Consolidated Balance Sheet as of September 30, 2020. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At September 30, 2020, total accruals of $10.2 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.1 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic continued to significantly impact global and North American economic conditions in the third quarter. The social and economic effects of the pandemic have been widespread and the situation continues to evolve. Federal, state and local governments continue to modify protective actions in response to evolving trends related to the spread of the disease. Authorities continue to encourage or require social distancing and wearing of masks. Although most states have reopened schools and many businesses, certain non-essential businesses remain closed, and state and local leaders continue to encourage many members of the public to work from home when possible.
During the third quarter, our senior leaders returned to the office full time, and the remainder of the Dallas-based employees began working at our headquarters facility on a rotating basis, subject to heightened safety protocols. Our manufacturing businesses within the United States continue to operate within critical infrastructure sectors as established by the Cybersecurity & Infrastructure Security Agency of the United States Department of Homeland Security, and we continue to believe that the majority of our North American customers and suppliers also operate businesses that are deemed essential. Consequently, our rail manufacturing, rail maintenance, and highway products operations in the United States have continued to operate, subject to significantly enhanced voluntary and government-mandated safety protocols designed to protect the health of our operations workforce. Our manufacturing facilities in Mexico have also continued to operate, subject to enhanced health and safety protocols. These facilities operate within critical infrastructure sectors as currently established by the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation. Disruptions to our supply chain have been minimal, and we expect to be able to sustain the operational capacity required to achieve our manufacturing targets for the remainder of the year.
We continue to monitor the potential operational and financial impacts of the pandemic and other economic factors, and have taken appropriate measures to preserve cash and ensure sufficient liquidity. In addition to cost savings initiatives already underway, we have eliminated many non-essential expenditures and streamlined our workforce in response to current operating conditions. As described in the Liquidity and Capital Resources section below, as of September 30, 2020, we have total committed liquidity of approximately $719 million. We believe we have sufficient liquidity and capital resources to fund our operating requirements as well as the other capital allocation and investment activities planned for 2020. We are currently, and believe we will continue to be, in compliance with any applicable debt covenants.
As previously reported, we concluded in the second quarter that the decline in leasing income for small cube covered hopper railcars will continue and recorded an impairment charge of $369.4 million, which is included in our results for the nine months ended September 30, 2020. See Note 10 of the Consolidated Financial Statements for more information. We identified no additional permanent declines during the third quarter and, accordingly, recorded no additional impairment charges. To date, the Leasing Group has experienced an insignificant increase in lease payment delinquencies related to car types other than small cube covered hoppers and has granted limited rent payment extensions to a relatively small number of customers.

Because we have not experienced significant interruptions to our daily operations, the pandemic did not materially impact operating costs for our manufacturing businesses for the three and nine months ended September 30, 2020. However, in response to declining order volumes, we anticipate that our results of operations will remain under pressure in the near term as we adjust our future production plans.
We qualitatively assessed whether it was more likely than not that our goodwill was impaired during the third quarter and have concluded that no such impairment charges are necessary at this time. We will continue to monitor business conditions, including the impact of the pandemic, and will make appropriate adjustments to our operations and related financial projections and estimates as necessary. We can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in market conditions, our operating results, changes in the assumptions utilized in our financial projections, or the financial performance of other investments in emerging technologies.
Please refer to the "Forward-Looking Statements" section above and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for additional information regarding the potential impacts of COVID-19 on our business.
Other Cyclical and Seasonal Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices, including continued depressed prices in the crude oil market, or lower demand for certain commodities, could result in a decline in customer demand for various types of railcars. As noted previously, declines in crude oil prices and production have left the frac sand industry financially vulnerable. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors, including the crude oil and frac sand markets; however, additional weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
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
Asset Impairments and Restructuring Activities
As described above, we recorded an impairment of long-lived assets of $369.4 million during the nine months ended September 30, 2020 related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information, including a description of the key assumptions and other significant management judgments utilized in the impairment analysis.
In the nine months ended September 30, 2020, and in connection with our continued assessment of future needs to support our go-forward business strategy, we recognized restructuring charges of approximately $10.5 million, consisting of $7.5 million for severance costs, $5.9 million of non-cash charges primarily from the write-down of our corporate headquarters campus and certain other assets, and $0.6 million in contract termination costs, partially offset by a $3.5 million net gain on the disposition of a non-operating facility and certain related assets. We expect to identify additional streamlining and cost savings opportunities in the near term.

Financial and Operational Highlights
•Our revenues for the nine months ended September 30, 2020 were $1,583.8 million, representing a decrease of 26.5%, compared to the nine months ended September 30, 2019. Our operating loss for the nine months ended September 30, 2020 was $161.4 million compared to operating profit for the nine months ended September 30, 2019 of $319.1 million, and includes a $369.4 million impairment charge recorded in the second quarter of 2020 associated with our small cube covered hopper railcars.
•The Leasing Group reported additions to the wholly-owned and partially-owned lease fleet of 3,835 railcars, for a total of 105,925 railcars as of September 30, 2020, an increase of 3.8% compared to September 30, 2019.
•The Leasing Group's lease fleet of 105,925 company-owned rail cars was 94.8% utilized as of September 30, 2020, in comparison to a lease fleet utilization of 96.7% on 102,090 company-owned railcars as of September 30, 2019. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.
•For the nine months ended September 30, 2020, we made a net investment in our lease fleet of approximately $310.1 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.
•The total value of the railcar backlog at September 30, 2020 was $1.2 billion, compared to $2.4 billion at September 30, 2019. The Rail Products Group received orders for 4,810 railcars and delivered 9,295 railcars in the nine months ended September 30, 2020, in comparison to orders for 7,635 railcars and deliveries of 15,080 railcars in the nine months ended September 30, 2019.
•For the nine months ended September 30, 2020, we generated operating cash flows and Free Cash Flow before Capital expenditures – leasing ("Free Cash Flow") of $456.8 million and $457.0 million(1), respectively, in comparison to $166.3 million and $217.2 million(1), respectively, for the nine months ended September 30, 2019.
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

Shares Repurchased
(in millions)
Total Cost
Number of Shares
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$—
6.0
5.0
4.0
3.0
2.0
1.0
—
$19.0
$44.0
$100.9
$60.8
$35.4
$—
$89.9
Q1 2019 (2)
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020 (3)
Q3 2020 (4)

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
(3) There were no shares repurchased during the second quarter of 2020.
(4) In the third quarter of 2020, we completed the existing share repurchase program.
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
TRL-2017 — In July 2020, Trinity Rail Leasing 2017 LLC (“TRL-2017”), a wholly-owned subsidiary of the Company, issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. The promissory notes bear interest at LIBOR plus 1.50%. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and under the Company’s revolving credit facility, and for general corporate purposes.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.
Subsequent Events
TRL-2018 — In October 2020, Trinity Rail Leasing 2018 LLC (“TRL-2018”), a wholly-owned subsidiary of the Company, issued $155.5 million of Series 2020-1 Class A Secured Railcar Equipment Notes (the “2020-1 Notes”) under an existing indenture. The 2020-1 Notes bear interest at a fixed rate of 1.96% per annum and have a stated final maturity date of 2050. In a separate transaction during October 2020, TRL-2018 redeemed its Series 2018-1 Class A-1 Secured Railcar Equipment Notes, of which $153.1 million was outstanding at the redemption date. The fixed interest rate for these notes was 3.82% per annum.
New Share Repurchase Program — In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$459.4	$813.6	$1,583.8	$2,154.4
Cost of revenues	334.5	649.1	1,213.1	1,691.0
Selling, engineering, and administrative expenses	51.2	62.1	172.3	191.5
Gains (losses) on dispositions of property	3.9	17.9	20.1	47.2
Impairment of long-lived assets	—	—	369.4	—
Restructuring activities, net	4.7	—	10.5	—
Total operating profit (loss)	72.9	120.3	(161.4)	319.1
Interest expense, net	51.7	54.0	163.6	160.8
Other, net	2.0	—	0.5	0.2
Income (loss) from continuing operations before income taxes	19.2	66.3	(325.5)	158.1
Provision (benefit) for income taxes	(6.7)	18.2	(226.1)	41.2
Income (loss) from continuing operations	$25.9	$48.1	$(99.4)	$116.9

Revenues

The tables below present revenues by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$183.7	$0.2	$183.9	(43.7)%
Rail Products Group	213.1	168.1	381.2	(48.1)
All Other	62.6	—	62.6	(11.0)
Segment Totals before Eliminations	459.4	168.3	627.7	(44.5)
Eliminations – Lease Subsidiary	—	(166.0)	(166.0)
Eliminations – Other	—	(2.3)	(2.3)
Consolidated Total	$459.4	$—	$459.4	(43.5)

	Three Months Ended September 30, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$326.2	$0.2	$326.4
Rail Products Group	418.8	316.3	735.1
All Other	68.6	1.7	70.3
Segment Totals before Eliminations	813.6	318.2	1,131.8
Eliminations – Lease Subsidiary	—	(314.0)	(314.0)
Eliminations – Other	—	(4.2)	(4.2)
Consolidated Total	$813.6	$—	$813.6

	Nine Months Ended September 30, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$612.4	$0.6	$613.0	(23.7)%
Rail Products Group	777.6	518.6	1,296.2	(37.6)
All Other	193.8	1.5	195.3	(2.5)
Segment Totals before Eliminations	1,583.8	520.7	2,104.5	(31.7)
Eliminations – Lease Subsidiary	—	(512.4)	(512.4)
Eliminations – Other	—	(8.3)	(8.3)
Consolidated Total	$1,583.8	$—	$1,583.8	(26.5)

	Nine Months Ended September 30, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$803.3	$0.6	$803.9
Rail Products Group	1,156.6	919.2	2,075.8
All Other	194.5	5.8	200.3
Segment Totals before Eliminations	2,154.4	925.6	3,080.0
Eliminations – Lease Subsidiary	—	(913.0)	(913.0)
Eliminations – Other	—	(12.6)	(12.6)
Consolidated Total	$2,154.4	$—	$2,154.4

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$94.2	$210.7	$347.5	$497.6
Rail Products Group	378.0	669.7	1,260.0	1,895.0
All Other	55.3	66.4	171.4	180.4
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	527.5	946.8	1,778.9	2,573.0
Corporate	21.0	23.9	73.3	78.1
Impairment of long-lived assets	—	—	369.4	—
Restructuring activities, net	4.7	—	10.5	—
Eliminations – Lease Subsidiary	(163.4)	(273.3)	(478.9)	(803.5)
Eliminations – Other	(3.3)	(4.1)	(8.0)	(12.3)
Consolidated Total	$386.5	$693.3	$1,745.2	$1,835.3
Operating Profit (Loss)
Operating profit (loss) by segment for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$89.7	$115.7	$265.5	$306.3
Rail Products Group	3.2	65.4	36.2	180.8
All Other	7.3	3.9	23.9	19.9
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	100.2	185.0	325.6	507.0
Corporate	(21.0)	(23.9)	(73.3)	(78.1)
Impairment of long-lived assets	—	—	(369.4)	—
Restructuring activities, net	(4.7)	—	(10.5)	—
Eliminations – Lease Subsidiary	(2.6)	(40.7)	(33.5)	(109.5)
Eliminations – Other	1.0	(0.1)	(0.3)	(0.3)
Consolidated Total	$72.9	$120.3	$(161.4)	$319.1
Discussion of Consolidated Results
Revenues — Our revenues for the three months ended September 30, 2020 were $459.4 million, representing a decrease of $354.2 million, or 43.5%, over the prior year period. Our revenues for the nine months ended September 30, 2020 were $1,583.8 million, representing a decrease of $570.6 million, or 26.5%, over the prior year period. The decreases in revenues primarily related to lower deliveries in the Rail Products Group and fewer railcars sold from our lease fleet.
Cost of revenues — Our cost of revenues for the three months ended September 30, 2020 were $334.5 million, representing a decrease of 48.5%, over the prior year period. Our cost of revenues for the nine months ended September 30, 2020 were $1,213.1 million, representing a decrease of $477.9 million, or 28.3%, over the prior year period. The decreases in cost of revenues were primarily due to lower deliveries in the Rail Products Group and a lower volume of railcars sales in the Leasing Group.

Selling, engineering, and administrative expenses — Selling, engineering, and administrative expenses decreased by 17.6% and 10.0% for the three and nine months ended September 30, 2020, respectively, when compared to the prior year periods primarily due to lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses, partially offset by consulting costs associated with realigning our operating structure to support our rail-focused strategy.
Impairment of long-lived assets — Impairment of long-lived assets for the nine months ended September 30, 2020 were $369.4 million related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the three months ended September 30, 2020 and during the three and nine months ended September 30, 2019.
Restructuring activities, net — Our restructuring activities for the three months ended September 30, 2020 totaled $4.7 million, primarily related to the realignment of our operating structure to support our rail-focused strategy. Our restructuring activities for the nine months ended September 30, 2020 totaled $10.5 million, primarily as a result of employee transition costs, contract termination costs, and asset write-downs related to our corporate headquarters facility, partially offset by a net gain on the disposition of a non-operating facility and certain related assets. We had no restructuring activities during the three and nine months ended September 30, 2019.
Operating profit (loss) — Operating profit for the three months ended September 30, 2020 totaled $72.9 million, representing a decrease of 39.4% from the prior year period. Operating loss for the nine months ended September 30, 2020 totaled $161.4 million, representing a decrease of 150.6% from the prior year period. The decreases in operating profit resulted primarily from lower deliveries in the Rail Products Group, and a lower volume of railcar sales in the Leasing Group, partially offset by lower selling, engineering, and administrative expenses. Additionally, for the nine months ended September 30, 2020, operating profit was negatively impacted by the impairment of our small cube covered hopper railcars.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net — Interest expense, net for the three and nine months ended September 30, 2020 totaled $51.7 million and $163.6 million, respectively, compared to $54.0 million and $160.8 million for the three and nine months ended September 30, 2019, respectively. The decrease in interest expense for the three months ended September 30, 2020 was primarily driven by a reduction in the average borrowings and the variable interest rates associated with TILC's warehouse loan facility and our revolving credit facility, as well as the early redemption of TRL V in the first quarter of 2020. The increase in interest expense for the nine months ended September 30, 2020 was primarily driven by higher debt obligations in the Leasing Group in connection with the Company's efforts to optimize its capital structure, as well as a $4.7 million early redemption premium associated with the extinguishment of TRL V, partially offset by the variable interest rates associated with TILC's warehouse loan facility and our revolving credit facility.
Income taxes — The effective tax rates for the three and nine months ended September 30, 2020 were a benefit of 34.9% and a benefit of 69.5%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The effective tax benefit rate for the nine months ended September 30, 2020 was partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax expense rates for the three and nine months ended September 30, 2019 were 27.5% and 26.1%, respectively. These differ from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, the establishment of nexus in additional states, and non-deductible executive compensation.
On March 27, 2020, the CARES Act was enacted. The CARES Act is a stimulus package that is a part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 and 2019 tax losses to the 2013-2015 tax years, allowing us to recover taxes that were previously paid. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability was remeasured and a federal income tax receivable was set up to account for the net operating losses permitted to be carried back under the CARES Act, resulting in a tax benefit of $174.6 million for the nine months ended September 30, 2020. Accordingly, the effective tax benefit rates for the three and nine months ended September 30, 2020 include a benefit of 53.5% and 44.8%, respectively, due to the CARES Act.
Income tax refunds received, net of payments, during the nine months ended September 30, 2020 totaled $1.3 million. The total income tax receivable position as of September 30, 2020 was $485.0 million, of which approximately $307.1 million relates to the 2018 and 2019 carryback claims and approximately $169.7 million accrued to date for the 2020 anticipated carryback claim, which we expect will be realized in 2021.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$183.9	$190.1	(3.3)%	$558.6	$566.6	(1.4)%
Sales of railcars owned one year or less at the time of sale (1)	—	136.3	(100.0)%	54.4	237.3	(77.1)%
Total revenues	$183.9	$326.4	(43.7)%	$613.0	$803.9	(23.7)%

Operating profit (2):
Leasing and management	$86.8	$79.8	8.8%	$247.8	$234.6	5.6%
Railcar sales:
Railcars owned one year or less at the time of sale	—	17.8	(100.0)%	0.4	27.0	(98.5)%
Railcars owned more than one year at the time of sale	2.9	18.1	(84.0)%	17.3	44.7	(61.3)%
Total operating profit	$89.7	$115.7	(22.5)%	$265.5	$306.3	(13.3)%
Total operating profit margin	48.8%	35.4%		43.3%	38.1%

Leasing and management operating profit margin	47.2%	42.0%		44.4%	41.4%

Selected expense information:
Depreciation (3)(4)	$51.5	$59.4	(13.3)%	$159.1	$171.6	(7.3)%
Maintenance and compliance	$18.5	$24.9	(25.7)%	$67.4	$79.2	(14.9)%
Rent	$2.1	$3.8	(44.7)%	$8.1	$13.6	(40.4)%
Selling, engineering, and administrative expenses	$11.7	$10.7	9.3%	$39.0	$36.2	7.7%
Interest	$47.0	$50.0	(6.0)%	$149.2	$146.4	1.9%
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million for the three and nine months ended September 30, 2019, respectively.
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
(3) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the three and nine months ended September 30, 2020 of approximately $7.7 million and $23.1 million, respectively. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
(4) As a result of the impairment of long-lived assets related to our small cube covered hopper railcars recorded in the second quarter of 2020, our quarterly depreciation expense beginning in the third quarter of 2020 has decreased by approximately $3.5 million.
Total revenues for the Railcar Leasing and Management Services Group decreased by 43.7% and 23.7% for the three and nine months ended September 30, 2020, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less decreased primarily due to a lower volume of railcars sold from the fleet. Additionally, leasing and management revenues decreased 3.3% and 1.4% for the three and nine months ended September 30, 2020, respectively, as a result of lower utilization and lower lease rates on renewals, partially offset by growth in the lease fleet and higher lease rates associated with new railcar additions when compared to the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)	$—	$136.3	$54.4	$237.3
Railcars owned more than one year at the time of sale	6.5	75.1	138.7	175.0
	$6.5	$211.4	$193.1	$412.3

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$—	$17.8	$0.4	$27.0
Railcars owned more than one year at the time of sale	2.9	18.1	17.3	44.7
	$2.9	$35.9	$17.7	$71.7

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	—%	13.1%	0.7%	11.4%
Railcars owned more than one year at the time of sale	44.6%	24.1%	12.5%	25.5%
Weighted average operating profit margin on sales of leased railcars	44.6%	17.0%	9.2%	17.4%
(1) Includes revenues associated with sales-type leases of $26.3 million and $60.5 million for the three and nine months ended September 30, 2019, respectively.
Operating profit decreased by 22.5% and 13.3% for the three and nine months ended September 30, 2020, respectively, compared to the prior year period primarily due to a lower volume of railcar sales, partially offset by growth in the lease fleet. Additionally, operating profit and operating profit margin for the three and nine months ended September 30, 2020 benefited from lower depreciation expense associated with the revisions to the estimated useful lives and salvage values of certain railcar types in our lease fleet, as well as the impact of the small cube covered hopper railcar impairment described above. The decrease in depreciation expense was partially offset by higher depreciation associated with growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	September 30, 2020	September 30, 2019
Number of railcars:
Wholly-owned (1)	81,350	77,485
Partially-owned	24,575	24,605
	105,925	102,090
Managed (third-party owned)	26,655	24,215
	132,580	126,305
Company-owned railcars (2):
Average age in years	10.1	9.4
Average remaining lease term in years	3.3	3.4
Fleet utilization	94.8%	96.7%
(1) Includes 1,985 railcars under sale-leaseback arrangements as of September 30, 2020.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Rail products	$322.6	$612.3	(47.3)%	$1,056.3	$1,723.5	(38.7)%
Maintenance services	43.2	99.8	(56.7)%	184.8	277.4	(33.4)%
Other	15.4	23.0	(33.0)%	55.1	74.9	(26.4)%
Total revenues	381.2	735.1	(48.1)%	1,296.2	2,075.8	(37.6)%

Operating costs:
Cost of revenues	369.2	654.9	(43.6)%	1,230.2	1,850.3	(33.5)%
Selling, engineering, and administrative expenses	8.7	14.5	(40.0)%	29.7	44.4	(33.1)%
Losses on dispositions of property	0.1	0.3	(66.7)%	0.1	0.3	(66.7)%
Operating profit	$3.2	$65.4	(95.1)%	$36.2	$180.8	(80.0)%
Operating profit margin	0.8%	8.9%		2.8%	8.7%
Information related to our Rail Products Group backlog of railcars is summarized below:

	September 30,
	2020	2019	Percent
	(in millions)		Change
External Customers	$725.8	$1,628.3
Leasing Group	429.6	817.4
Total (1)	$1,155.4	$2,445.7	(52.8)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Percent
					Change
Beginning balance	10,665	23,170	15,085	30,875
Orders received	2,000	2,530	4,810	7,635
Deliveries	(2,605)	(5,320)	(9,295)	(15,080)
Other adjustments (1)	(10)	(430)	(550)	(3,480)
Ending balance	10,050	19,950	10,050	19,950
Average selling price in ending backlog			$114,965	$122,591	(6.2)%
(1) For the nine months ended September 30, 2020, the adjustment includes 550 railcars valued at $82 million, primarily from railcars that were removed from the backlog because of a change in the underlying financial condition of certain customers. For the three months ended September 30, 2019, the adjustment includes 200 railcars that resulted from an order cancellation negotiated with a customer for which the Company received compensation and recorded a cancellation fee, and 230 railcars that were removed from the backlog because of the financial condition of a Leasing Group customer. These adjustments resulted in a reduction of the backlog of approximately $70 million. Additionally, for the nine months ended September 30, 2019, the other adjustments line reflects the removal of contractually committed orders for approximately 3,050 leased railcars valued at $240 million because of the financial condition of one of the Leasing Group's customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended September 30, 2020 by 48.1% and 43.6%, respectively, when compared to the prior year period. Revenues and cost of revenues for the Rail Products Group decreased for the nine months ended September 30, 2020 by 37.6% and 33.5%, respectively, when compared to the prior year period. These decreases primarily resulted from lower deliveries, as well as a lower volume of railcar modifications in our maintenance services business. The decrease in cost of revenues for the nine months ended September 30, 2020 was partially offset by increased costs from operational inefficiencies associated with lower manufacturing volumes.

Total backlog dollars decreased by 52.8% when compared to the prior year period primarily from a reduction in orders received, as well as a 6.2% lower average selling price on railcars included in backlog as a result of changes in the mix of railcars in the backlog and downward trends in material costs. Approximately 19.7% of our railcar backlog value is expected to be delivered during 2020 with the remainder to be delivered thereafter into 2023. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
During the three months ended September 30, 2020, railcar shipments included sales to the Leasing Group of $145.5 million with nominal deferred profit, representing 1,396 railcars, compared to $261.9 million with a deferred profit of $35.8 million, representing 2,025 railcars, in the comparable period in 2019. During the nine months ended September 30, 2020, railcar shipments included sales to the Leasing Group of $451.7 million with a deferred profit of $26.3 million, representing 3,938 railcars, compared to $814.4 million with a deferred profit of $97.6 million, representing 6,822 railcars, in the comparable period in 2019.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Highway Products	$62.6	$70.1	(10.7)%	$195.3	$199.3	(2.0)%
Other	—	0.2	*	—	1.0	*
Total revenues	62.6	70.3	(11.0)%	195.3	200.3	(2.5)%

Operating costs:
Cost of revenues	45.6	53.2	(14.3)%	141.8	147.4	(3.8)%
Selling, engineering, and administrative expenses	9.8	12.9	(24.0)%	30.2	32.7	(7.6)%
(Gains) losses on dispositions of property	(0.1)	0.3	*	(0.6)	0.3	*
Operating profit	$7.3	$3.9	87.2%	$23.9	$19.9	20.1%
Operating profit margin	11.7%	5.5%		12.2%	9.9%
* Not meaningful
Revenues and cost of revenues decreased for the three and nine months ended September 30, 2020 when compared to the prior year period primarily from decreased demand in our highway products business. Operating profit was further impacted in the three and nine months ended September 30, 2020 by lower employee-related costs and lower costs associated with our non-operating facilities.
Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent	2020	2019	Percent
	(in millions)		Change	(in millions)		Change
Operating costs	$21.0	$23.9	(12.1)%	$73.3	$78.1	(6.1)%
Operating costs for the three and nine months ended September 30, 2020 decreased 12.1% and 6.1%, respectively, compared to the prior year period primarily from lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses, partially offset by consulting costs associated with realigning our corporate structure to support our rail-focused strategy.

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
As of September 30, 2020, we have total committed liquidity of $719.0 million. Our total available liquidity includes: $120.8 million of unrestricted cash and cash equivalents; $278.7 million unused and available under our revolving credit facility; and $319.5 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. Additionally, our revolving credit facility allows for a $200.0 million expansion feature, subject to certain conditions. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Early Redemption of TRL V — In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036. We used $109.9 million in cash, which included $104.7 million that was outstanding at the redemption date, a $4.7 million early redemption premium, and $0.5 million in accrued and unpaid interest.
TRL-2017 — In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. The promissory notes bear interest at LIBOR plus 1.50%. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and under the Company’s revolving credit facility, and for general corporate purposes.
Dividend Payments — We paid $67.8 million in dividends to our common stockholders during the nine months ended September 30, 2020.
Share Repurchases — In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of then-current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. In the third quarter of 2020, we completed the existing share repurchase program. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
March 7, 2019 Authorization			$350.0
March 7, 2019 through March 31, 2019	866,715	$19.0	$331.0
April 1, 2019 through June 30, 2019	2,133,116	44.0	$287.0
July 1, 2019 through September 30, 2019	5,171,489	100.9	$186.1
October 1, 2019 through December 31, 2019	2,933,474	60.8	$125.3
January 1, 2020 through March 31, 2020	1,850,000	35.4	$89.9
April 1, 2020 through June 30, 2020	—	—	$89.9
July 1, 2020 through September 30, 2020	4,466,896	89.9	$—
Total	17,421,690	$350.0

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash flows from continuing operations:
Operating activities	$456.8	$166.3
Investing activities	(361.0)	(723.3)
Financing activities	(151.3)	423.6
Net cash flows from discontinued operations	(0.2)	(2.3)
Net decrease in cash, cash equivalents, and restricted cash	$(55.7)	$(135.7)
Operating Activities. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 was $456.8 million compared to net cash provided by operating activities from continuing operations of $166.3 million for the nine months ended September 30, 2019. The changes in our operating assets and liabilities are as follows:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$242.4	$(204.9)
(Increase) decrease in income tax receivable	(470.3)	19.3
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(48.5)	3.4
Changes in operating assets and liabilities	$(276.4)	$(182.2)

The changes in our operating assets and liabilities resulted in a net use of $276.4 million for the nine months ended September 30, 2020, compared to a net use of $182.2 million for the nine months ended September 30, 2019. The increase in the income tax receivable was primarily driven by anticipated tax refunds related to the loss carryback provisions included in recent tax legislation. Additionally, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease, cyclical shifts, and working capital initiatives.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $361.0 million compared to $723.3 million for the nine months ended September 30, 2019. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $310.1 million during the nine months ended September 30, 2020, compared to $679.3 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from the sales of leased railcars owned more than one year at the time of sale.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2020 was $151.3 million compared to $423.6 million of cash provided by financing activities for the same period in 2019. Significant financing activities are as follows:
•During the nine months ended September 30, 2020, we had total borrowings of $835.8 million and total repayments of $795.5 million, for net proceeds of $40.3 million, primarily from debt proceeds to support our investment in the lease fleet, partially offset by the early redemption of TRL V. During the nine months ended September 30, 2019, we had total borrowings of $2,010.2 million and total repayments of $1,360.8 million, for net proceeds of $649.4 million, primarily related to the proceeds from the issuance of debt in support of our investment in the lease fleet.
•We paid $67.8 million and $60.8 million in dividends to our common stockholders during the nine months ended September 30, 2020 and 2019, respectively.

•We repurchased common stock under our authorized share repurchase programs totaling $120.4 million and $154.9 million during the nine months ended September 30, 2020 and 2019, respectively. Certain shares of stock repurchased during September 2020, totaling $4.9 million, were cash settled in October 2020 in accordance with normal settlement practices. The cash outlay for shares repurchased during nine months ended September 30, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the ASR program but delivered in the first quarter of 2019. Additionally, certain shares of stock repurchased during September 2019, totaling $9.0 million, were cash settled in October 2019 in accordance with normal settlement practices.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2020, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional near-term flexibility through December 31, 2021. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at September 30, 2020
Maximum leverage (1)	No greater than 3.75 to 1.00	2.45
Minimum interest coverage (2)	No less than 2.25 to 1.00	5.13
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with September 30, 2020.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with September 30, 2020.
As of September 30, 2020, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.

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
As of September 30, 2020, assets held by the Non-Guarantor Subsidiaries included $82.0 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $5,989.7 million of equipment securing certain non-recourse debt, and $127.5 million of assets located in foreign locations. As of December 31, 2019, assets held by the Non-Guarantor Subsidiaries included $86.1 million of restricted cash that was not available for distribution to the Parent, $6,409.8 million of equipment securing certain non-recourse debt, and $136.0 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
		Nine Months Ended September 30, 2020
Revenues (1)		$1,004.5
Cost of revenues (2)		$856.5
Income (loss) from continuing operations (3)		$175.6
Net income (loss) (3)		$175.4

Summarized Balance Sheets:
	September 30, 2020	December 31, 2019 (6)
Assets:
Receivables, net of allowance (4)	$193.2	$240.1
Inventories	$340.3	$398.8
Property, plant, and equipment, net	$1,539.8	$1,358.5
Other assets	$238.5	$364.9

Liabilities:
Accounts payable (5)	$152.0	$143.8
Debt	$523.1	$522.8
Deferred income taxes	$863.5	$806.4
Other liabilities	$140.0	$95.1
Noncontrolling interest	$276.3	$348.8
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the nine months ended September 30, 2020.
(2) Cost of revenues includes $152.1 million of purchases from Non-Guarantor Subsidiaries during the nine months ended September 30, 2020.
(3) Includes $242.0 million of income tax benefit that is attributable to the obligor group.
(4) Receivables, net of allowance includes $48.1 million and $53.1 million of receivables from Non-Guarantor Subsidiaries as of September 30, 2020 and December 31, 2019, respectively.
(5) Accounts payable includes $30.5 million and $29.4 million of payables to Non-Guarantor Subsidiaries as of September 30, 2020 and December 31, 2019, respectively.
(6) Certain balances as of December 31, 2019 have been recast to reflect adjustments between the previous separate presentation of Parent and Guarantor subsidiaries and the new combined presentation of the obligor group.

Capital Expenditures
For the full year 2020, we anticipate a net investment in our lease fleet of between $425 million and $475 million. Capital expenditures related to manufacturing and corporate are projected to range between $95 million and $105 million for the full year 2020.
Equity Investment
See Note 4 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of September 30, 2020, we had letters of credit issued under our Credit Agreement in an aggregate principal amount of $35.2 million, the full amount of which is expected to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Planned Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. Except for retirees currently receiving payments under the Pension Plan, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The Pension Plan is expected to be settled in the fourth quarter of 2020, which would then result in the Company no longer having any remaining funded pension plan obligations.
Upon settlement, we currently expect to recognize a pre-tax non-cash pension settlement charge totaling between $145 million and $160 million, which is inclusive of all actuarial losses currently recorded in AOCL. The settlement charge is expected to be recognized in our Statement of Operations during the fourth quarter when payments are made to those participants electing to receive a lump sum distribution and when the annuity contracts are purchased to settle all remaining outstanding pension obligations. We believe that our current pension assets will be sufficient to settle the Pension Plan liability. The actual amount of the settlement charge and any potential cash contribution or surplus will depend on interest rates, Pension Plan asset returns, the lump-sum election rate, and other factors.
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

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities – continuing operations	$456.8	$166.3
Add:
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7	175.0
Adjusted Net Cash Provided by Operating Activities	$595.5	$341.3
Less:
Capital expenditures – manufacturing and other	(70.7)	(63.3)
Dividends paid to common shareholders	(67.8)	(60.8)
Free Cash Flow (before Capital expenditures – leasing)	$457.0	$217.2
Contractual Obligations and Commercial Commitments
Except as described below, as of September 30, 2020, there have been no material changes to our contractual obligations from December 31, 2019:
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
•In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. See Note 7 of the Consolidated Financial Statements for additional information regarding the expansion of TRL-2017.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2019 as set forth in Item 7A of our 2019 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three and nine months ended September 30, 2020.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers concluded that these procedures are effective to 1) ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and 2) accumulate and communicate this information to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2020 through July 31, 2020	601,264	$19.73	599,841	$78.0
August 1, 2020 through August 31, 2020	1,502,356	$20.46	1,491,789	$47.5
September 1, 2020 through September 30, 2020	2,376,073	$20.00	2,375,266	$—
Total	4,479,693		4,466,896
(1) These columns include the following transactions during the three months ended September 30, 2020: (i) the surrender to the Company of 12,471 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 326 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 4,466,896 shares of common stock on the open market as part of our share repurchase program.
(2) In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of then-current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. The Company repurchased 4,466,896 shares under the share repurchase program during the three months ended September 30, 2020, completing the authorization. Certain shares of stock repurchased during September 2020, totaling $4.9 million, were cash settled in October 2020 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective September 9, 2020 (filed herewith).
10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 17, 2020, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

10.2	First Amendment to the Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (filed herewith).
22.1	Subsidiary guarantors and issuers of guaranteed securities
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
October 26, 2020