Form 10-K
period 2020-12-31
TRINITY INDUSTRIES INC
filed 2021-02-24
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6903
(Exact name of registrant as specified in its charter)

Delaware		75-0225040
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

14221 N. Dallas Parkway, Suite 1100
Dallas,	Texas	75254-2957
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (214) 631-4420
Securities Registered Pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TRN	New York Stock Exchange
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2020) was $1,934.5 million.
At February 12, 2021, the number of shares of common stock, $0.01 par value, outstanding was 110,972,157.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2021 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include, among others:
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
•changing technologies;
•material failure, interruption of service, compromised data security, phishing emails, or cybersecurity breaches in our information technology (or that of the third-party vendors who provide information technology services);
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
•changes in laws and regulations that may have an adverse effect on demand for our products and services, our results of operations, financial condition or cash flows;
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
•the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information; and
•the inability to sufficiently protect our intellectual property rights.

Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, “Risk Factors” included elsewhere herein.

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
Trinity was incorporated in 1933 and became a Delaware corporation in 1987. We are headquartered in Dallas, Texas, and our principal executive offices are located at 14221 N. Dallas Parkway, Suite 1100, Dallas, TX 75254-2957. Our telephone number is 214-631-4420, and our Internet website address is www.trin.net.
Unless otherwise stated, any reference to income statement items in this Annual Report on Form 10-K (the "Form 10-K") refers to results from continuing operations.
We report our operating results in three reportable segments.

Reportable Segments

Railcar Leasing and Management Services Group	Rail Products Group	All Other

Business Overview and Current Business Strategy
Our purpose is to deliver goods for the good of all by being the premier provider of railcar-related products and services in North America. We strive to operate industry-leading railcar leasing, manufacturing, and services businesses, by providing a single source for comprehensive rail transportation solutions and services in North America. Our objective is to deliver industry-leading leased railcar portfolio returns and outstanding customer experiences by providing high quality, innovative products, and by designing solutions that enhance and optimize our customers' logistics operations. As a railcar-focused company, we continuously grow and enhance our product and service offerings to optimize the ownership and use of railcars. Our rail platform offers a complete portfolio of railcar solutions to our customers as summarized below:

Commercial End Markets & Commodities
	Agriculture	Construction & Metals	Consumer Products	Energy	Refined Products & Chemicals
Covered Hopper Cars	Grain Products, Dry Fertilizer, Flour, Starch	Cement, Construction Materials, Lumber		Industrial Sand	Plastics
Open Hopper & Gondola Cars		Scrap Metal, Aggregates, Finished Steel		Coal
Other Freight Cars	Food Products	Lumber, Steel and Metals, Cement	Autos, Paper, Intermodal		Other Chemicals

Non-Pressure Tank Cars	Food Products, Grain Products	Aggregates (Clay Slurry)		Crude Oil, Biofuels	Chemicals, Petroleum Products
Pressure Tank Cars	Fertilizer				Liquified Gases, Chemicals, Petroleum Products

Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group ("Leasing Group") is a leading provider in North America of comprehensive railcar industry services. Through wholly-owned subsidiaries, primarily Trinity Industries Leasing Company ("TILC"), and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), we primarily offer operating leases for freight and tank railcars. Trinity's Rail Products Group and TILC coordinate sales and marketing activities under the TrinityRail platform, thereby providing a single point of contact for railroads, shippers, and third-party leasing companies seeking rail equipment and services.
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
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including agriculture, construction and metals, consumer products, energy, and refined products and chemicals. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally vary from one to ten years and provide for fixed monthly rentals. We compete in the North American full-service leasing market primarily against four major railcar lessors, as well as numerous smaller lessors. We serve our customers predominantly through full-service leases and compete primarily on the basis of the quality and craftsmanship of our railcars, competitive pricing, and our ability to provide an outstanding customer experience.
As of December 31, 2020, the lease fleet of our subsidiaries included 107,045 railcars that were 94.5% utilized, of which 105,205 railcars were owned by TILC or its affiliates and 1,840 railcars were financed in sale-leaseback transactions that are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheet. Railcars under management, which include those owned by third-party investors, totaled 133,690 railcars.

Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in the Company's lease fleet.

(1) Data presented in this chart reflects the number of railcars in our wholly-owned and partially-owned lease fleet, which totaled 107,045 railcars as of December 31, 2020.

Rail Products Group. Through wholly-owned subsidiaries with manufacturing facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo.
We believe that our Rail Products Group's diversified manufacturing capabilities enable us to capitalize on changing industry trends and developing opportunities in various markets. Additionally, we offer a full range of maintenance services and flexible solutions, from field inspections and comprehensive compliance testing to standard repairs and maintenance, specialized cleaning, inspection, and testing at multiple facilities in the U.S. We also provide modification capabilities and assist in transitioning railcars to new industry standards. We believe that our investment in maintenance services extends and enhances our ability to serve our customers and our lease fleet.
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
All Other. All Other includes our highway products business and legal, environmental, and maintenance costs associated with non-operating facilities.
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
The principal material used in railcar manufacturing is steel. During 2020, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and were higher exiting 2020 compared to 2019. Steel and component prices may be volatile in the future as a result of market conditions, changes in tariffs or other governmental policies. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.

Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2020:

Railcar Leasing and Management Services Group	155
Rail Products Group	5,295
All Other	635
Corporate and Enterprise Support	290
6,375
As of December 31, 2020, approximately 3,030 employees were employed in the U.S. and 3,345 were employed in Mexico.
Safety. We are committed to providing a safe and healthy work environment for all employees. We seek to protect the well-being of our employees through comprehensive health and safety policies and procedures that include the identification and mitigation of health and safety risks, operations management, health and safety training, emergency preparedness, performance auditing, program certification, and improvement targets. Our Occupational Health and Safety system includes robust protocols and procedures that extend to employees and suppliers. Additionally, all of our rail operations are certified through the American Chemistry Council’s Responsible Care® Management System, which guides the continual improvement of our environmental, health, and safety practices and performance and applies to all our operations and employees, including contractors.
Workforce Talent and Diversity. We are committed to attracting and retaining highly skilled and diverse employees and are proud that our workforce is made up of talented people from a variety of backgrounds. This commitment to diversity as a driver of our long-term success is one that we strive to uphold throughout the Company, including through all stages of our human resources process, from recruitment and hiring to talent retention.
We encourage and support employee resource and networking groups, such as WISE (our Women’s Initiative for Success and Empowerment), our diversity and inclusion committee, and other employee groups, which offer educational, professional development, and community service opportunities. We also provide focused training, mentoring, and employee development for specialized positions, such as plant managers, engineers, accountants, and more.
Through strategies such as our employee experience survey, our employee recognition program, and a comprehensive commitment to our core values, we are dedicated to building a healthy, engaging workplace where employees can thrive and do their best work. We pride ourselves on maintaining an active dialogue with our employees. In our U.S. facilities, for example, we benchmark overall employee engagement with an annual cross-organization survey targeting metrics such as safety, job satisfaction, and more.
Our Mexico Corporate Social Responsibility program is part of our broader environmental stewardship and social responsibility program, which addresses stakeholders, including employees, suppliers, customers, and the local communities where we operate.
Human Rights. We are committed to respecting human rights throughout all our operations, and seek to provide respect, dignity, and all basic needs to employees and contractors. We are committed to promoting human rights and strive to ensure that the products and services provided by the Company and our third-party business partners are ethically sourced and do not breach human rights laws in countries in which they originate.

Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2021.

Name	Age	Office	Officer Since
E. Jean Savage	56	Chief Executive Officer and President	2020
Eric R. Marchetto	51	Executive Vice President and Chief Financial Officer	2001
Melendy E. Lovett	62	Executive Vice President and Chief Administrative Officer	2014
Brian D. Madison	60	Executive Vice President, Services Operations	2016
Steven L. McDowell	59	Vice President and Chief Accounting Officer	2013
Gregory B. Mitchell	55	Executive Vice President and Chief Commercial Officer	2007
Kevin Poet	54	Executive Vice President, Support Services	2020
Sarah R. Teachout	48	Executive Vice President and Chief Legal Officer	2016
Neil J. West	46	Executive Vice President, Production Operations	2005
Ms. Savage was appointed as the Company’s Chief Executive Officer and President, effective February 17, 2020, and has served as a member of the Company’s Board of Directors since 2018. Prior to her employment with the Company, from 2002 to 2020, she served in a variety of positions with Caterpillar, Inc. (“Caterpillar”), a manufacturer of construction, industrial, and mining equipment. From 2017 until her retirement from Caterpillar in February 2020, she served as Vice President of Caterpillar’s Surface Mining and Technology Division. From 2014 to 2017, she was Chief Technology Officer and Vice President of Caterpillar’s Innovation and Technology Development Division.
Mr. Marchetto has served as Executive Vice President and Chief Financial Officer since 2020. He served as Senior Vice President and Group President of TrinityRail from 2019 until his appointment as Chief Financial Officer. He served as the Chief Commercial Officer for the Company’s rail businesses from 2018 to 2019. He served as Executive Vice President and Chief Administrative Officer for the Company’s rail businesses from 2016 to 2018, following service as Executive Vice President and Chief Financial Officer for the rail businesses from 2012 to 2016. He joined the Company in 1995.
Ms. Lovett has served as Executive Vice President and Chief Administrative Officer since 2020. From 2019 to 2020, she served as Senior Vice President and Chief Financial Officer. She joined the Company in 2014 as Senior Vice President and Chief Administrative Officer. A member of the Company's Board of Directors from 2012 to 2014, Ms. Lovett resigned her Board position at the time of her appointment as an officer of the Company. Prior to joining Trinity in 2014, she was the Senior Vice President and President of the Education Technology business for Texas Instruments. In January 2021, Ms. Lovett notified the Company of her intention to transition to retirement, effective July 2021.
Mr. Madison has served as Executive Vice President, Services Operations since 2020. He joined the Company in 2016 as President of Trinity Industries Leasing Company. Prior to joining the Company, he served as Executive Vice President at Key Equipment Finance from 2010 to 2016, overseeing manufacturer and vendor alliances. Prior to his tenure at Key Equipment, he served as General Manager, Microsoft Financing for Microsoft Corp.
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
Mr. Mitchell has served as Executive Vice President and Chief Commercial Officer since 2020, having served as Chief Commercial Officer of TrinityRail since 2019. He joined Trinity in 2007 as President of Trinity Logistics. He was named President of Highway Products in 2010. In 2018, he was named Chairman of Trinity Highway Products and Trinity Logistics. Prior to joining Trinity in 2007, he served as an executive or in senior leadership in supply chain for companies such as Glazers Corporation, Gap Inc., and Wal-Mart.
Mr. Poet has served as Executive Vice President, Support Services since 2020. He joined Trinity in 2020 from Siemens AG, where from 2016 to 2019 he served in a variety of operational roles, including most recently as Vice President of Operations for Siemens Energy, Inc. From 2006 to 2016, he served in several operational roles of increasing responsibility for Ford Motor Company.

Ms. Teachout has served as Executive Vice President and Chief Legal Officer since 2020, having served as Senior Vice President and Chief Legal Officer since 2018. She joined the Company in 2015 as Deputy General Counsel, and was elected Vice President and Deputy General Counsel in 2016. Prior to joining Trinity, Ms. Teachout was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP from 2012 to 2015. Before joining Akin Gump, Ms. Teachout had been a partner at the law firm of Haynes and Boone, LLP since 2007.
Mr. West has served as Executive Vice President, Production Operations since 2020. He joined the Company in 1998. He has served in a variety of roles during his tenure, including service as President of Trinity Rail Maintenance Services since 2015, and service as Senior Vice President of the Company’s galvanizing business from 2012 to 2015.
Commitment to Sustainability. We recognize that further integrating the key principles of sustainability, including environmental stewardship, safety and quality assurance, corporate social responsibility, governance, and diversity and inclusion, are important to enhancing the Company’s long-term value. We strive to employ company resources in ways that make positive contributions to our stakeholders and the communities in which we operate. As we pursue improvements to our products and services, we keep in mind the environmental and societal impacts of our decisions and work to protect natural resources and the environment for the benefit of current and future generations. We continuously look for ways to improve our governance practices with the goal of promoting the long-term interests of stakeholders, strengthening accountability, and inspiring trust.
Environmental Stewardship. We take our commitment to reducing our own environmental impact seriously, as we recognize climate change is a challenge facing our business, industry, and communities today. We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment. We believe railcars are a more environmentally-friendly way to fuel the North American supply chain. U.S. freight railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support customers' products at each stage of the product lifecycle, including recycling the railcar through scrap and salvage at the end of its useful life.
Social Responsibility. We actively engage stakeholders across our environmental, health and safety initiatives to continually improve processes and performance as we operate our businesses with a goal of zero injuries and incidents. Our goal is to add value to the communities in which we live and work, strengthening our relationships and leveraging our partnerships to amplify our impact. We strive to attract and retain a diverse and empowered workforce. Our priorities include fostering an inclusive and collaborative workplace, promoting opportunities for professional development, improving the well-being of our employees and other stakeholders, and contributing to the communities in which we operate.
Governance. Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations.
Green Financing Framework. As part of our sustainability efforts, TILC issued its Green Financing Framework in January 2021 supported by a second-party opinion from Sustainalytics, a Morningstar Company and a globally-recognized provider of ESG research, ratings, and data. The Green Financing Framework enhances the Company’s Sustainability strategy by contributing to a more resource-efficient economy through the financing of railcar assets that contribute to reducing the overall environmental footprint of the transportation industry.
In accordance with the International Capital Market Association's Green Bond Principles, 2018 and the Loan Syndications and Trading Association's Green Loan Principles, 2020, TILC will manage and report on eligible projects and assets to existing debt holders. The Green Financing Framework will enable Trinity’s leasing company to issue green financing instruments, including green non-recourse ABS bonds and green loans, supported by green eligible railcar assets. Under the existing framework, TILC has issued over $4 billion of railcar-related debt that meet the criteria and qualify for the Green Financing designation.

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
Occupational Safety and Health Administration and Similar Regulations. Our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration ("OSHA") and the Secretaria del Trabajo y Prevision Social ("STPS") in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.
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
Strategic, Business, and Operational Risks
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
The COVID-19 pandemic continues to have a material adverse effect on our results of operations and could have a material adverse effect on our ability to operate, financial condition, liquidity, access to capital, payment of dividends, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had, and similar issues in the future could have, a material adverse effect on our results of operations. The prolonged negative economic impact of the COVID-19 pandemic and the related governmental response could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, access to capital, payment of dividends, and capital investments. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter-in-place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain facilities, decreased employee availability, potential border closures, restrictions on shipping, and other potential impacts. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased demand, or our customers' inability to pay, for our products and services. The COVID-19 pandemic has also resulted in periodic shortages of certain personal protective equipment ("PPE"), which may continue or worsen if the COVID-19 pandemic has a prolonged negative impact on the supply chain for PPE. An inability to procure PPE for operations may have a material adverse effect on our business, including potential shut down of certain facilities or operations. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, access to capital, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible additional impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. The extent to which the COVID-19 pandemic affects our results will also depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain the outbreak or treat its impact, among others.

Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability.
Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
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
We rely on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business. This includes correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. Any material failure or interruption of service could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, profitability, and reputation.
We face risks related to cybersecurity attacks and other breaches of our systems and information technology.
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees and vendors. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships and our reputation. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems which results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability and reputational harm. Further, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

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
We have indebtedness, which could have negative consequences on our business or results of operations.
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
Climate change and business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs.
We have followed developments related to climate change in general, and the related science, policy discussion, and prospective legislation. Scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”), which include carbon dioxide and methane, are contributing to warming of the Earth’s atmosphere and other climate changes. Additionally, we periodically review the potential challenges and opportunities for the Company that climate change policy and legislation may pose. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries.
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs have been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Trinity cannot assess the direct impact of these or other potential regulations, it does recognize that new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include increased frequency, intensity, and duration of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. There may be other unforeseen impacts of climate change that could have a material adverse effect on our business, operations, and results. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
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
We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Impairment losses related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations. See Note 11 of the Consolidated Financial Statements for further information regarding impairment charges recorded during the year ended December 31, 2020.
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
We depend on skilled labor in the manufacture, maintenance, and repair of our products. Some of our facilities are located in areas where demand for skilled laborers may exceed supply. Shortages of, or the inability to attract, train, integrate and retain, some types of skilled laborers, such as welders, could restrict our ability to maintain or increase production rates and could increase our labor costs.
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations.
We are a party to collective bargaining agreements with various labor unions at our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered.

We may be unable to effectively implement organizational redesigns, cost reductions, or restructuring efforts and our business might be adversely affected.
From time to time we engage in organizational redesigns, cost reductions, and/or similar restructuring plans, which may include organizational changes, workforce reductions, facility consolidations or closures, and other cost reduction initiatives. These types of activities are complex and can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we do not effectively manage and implement these activities, or any future similar activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include potential adverse effects on employee morale, loss of accumulated knowledge and/or inefficiency, unfavorable political responses to such actions, unforeseen delays in implementation, unexpected costs, and the failure to meet operational targets, any of which may impair our ability to achieve anticipated benefits, harm our business, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Risks Related to Market and Economic Factors
Volatility in the global markets or in industries that our products serve may adversely affect our business and operating results.
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
The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) has announced that it would phase out the most popular LIBOR indices by the end of June 2023. It is unclear whether new methods of calculating LIBOR will be established or if alternative benchmark reference rates will be adopted. Certain of our and our subsidiaries’ indebtedness utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements. This could materially and adversely affect our results of operations, cash flows, ability to acquire debt financing, and liquidity. We cannot predict the effect of the elimination of LIBOR or the establishment and use of alternative benchmark reference rates and the corresponding effects on our cost of capital.
Risks Related to Laws and Regulations
Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs, reduce the demand for our products and services, or negatively affect our ability to implement our strategic and operational plans.
Our leasing and railcar manufacturing businesses are regulated by multiple governmental regulatory agencies such as the USEPA; TC; the USDOT and the administrative agencies it oversees, including the FRA, the PHMSA, and the Research and Special Programs Administration; Mexico's Agencia Reguladora del Transporte Ferroviario; Mexico's Secretaria de Comunicaciones y Transportes; and industry authorities such as the AAR. All such agencies and authorities promulgate rules, regulations, specifications, or operating standards affecting railcar design, configuration, and mechanics; maintenance; and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous, flammable, explosive, and toxic materials.
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
Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. We produce many of our products at our manufacturing facilities in Mexico. Our business benefits from free trade agreements such as the U.S.-Mexico-Canada Agreement. Any changes in trade or tax policies by the U.S. or foreign governments in jurisdictions in which we do business, as well as any embargoes, quotas or tariffs imposed on our products and services, could adversely and significantly affect our financial condition and results of operations.
We have potential exposure to environmental liabilities that may increase costs and lower profitability.
We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment at our facilities or with respect to our products while in operation; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose us to liability for our own acts and in certain instances potentially expose us to liability for the acts of others. These laws and regulations also may impose liability on us currently under circumstances where at the time of the action taken, our acts or those of others complied with then-applicable laws and regulations. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations involving hazardous materials also raise potential risks of liability under common law.
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
Risks Related to our Common Stock
The price for our common stock is subject to volatility, which may result in losses to our stockholders.
Stock price volatility affects the price at which our common stock can be sold and could subject our stockholders to losses. The trading price of our common stock could fluctuate widely in response to, among other things, the risk factors described in this report and other factors including:
•actual or anticipated variations in quarterly and annual results of operations;
•changes in recommendations by securities analysts;
•changes in composition and perception of the investors who own our stock and other securities;
•changes in ratings from national rating agencies on publicly or privately owned debt securities;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the industries in which we operate;
•actual or expected economic conditions that are perceived to affect our Company;
•perceptions in the marketplace regarding us and/or our competitors;
•fluctuations in prices of commodities that our customers produce and transport;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•changes in government regulations and policies and interpretations of those regulations and policies;
•stockholder activism; and
•dissemination of false or misleading statements through the use of social and other media to discredit our Company, disparage our products, or to harm our reputation.
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

A small number of stockholders could significantly influence our business.
One stockholder controls more than 20% of our outstanding common stock. Accordingly, a small number of stockholders could affect matters that require stockholder approval, such as the election of directors and the approval of significant business transactions.
General Risk Factors
The use of social and other digital media (including websites, blogs and newsletters) to disseminate false, misleading and/or unreliable or inaccurate data and information about our Company could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business, and operating results.
A substantial number of people are relying on social and other digital media to receive news, data, and information. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information coupled with the frequent use of strong language and hostile expression, may influence the public’s inability to distinguish between what is true and what is false and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in unexpected and unsubstantiated claims concerning the Company in general or our products, our leadership or our reputation among customers and the public at large, thereby making it more difficult for us to compete effectively, and potentially having a material adverse effect on our business, operations, or financial condition.
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

	Approximate Square Feet (1)		Approximate Square Feet Located In (1)
	Owned	Leased	U.S.	Mexico
Rail Products Group (2)	5,553,100	133,400	3,297,100	2,389,400
All Other (2)	822,500	96,400	918,900	—
Corporate Offices	—	162,800	155,200	7,600
	6,375,600	392,600	4,371,200	2,397,000
(1) Excludes non-operating facilities and facilities classified as held for sale
(2) Estimated weighted average production capacity utilization was approximately 70% for the year ended December 31, 2020
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2020 was American Stock Transfer & Trust Company.
Holders
At January 31, 2021, we had 1,320 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2020 with an overall stock market index (New York Stock Exchange Composite Index) and our peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The S&P MidCap 400 is included as we believe it is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P MidCap 400 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted in 2018, 2019, and 2020. The data in the graph assumes $100 was invested on December 31, 2015. For the purpose of this graph, historical stock prices of Trinity prior to the spin-off of Arcosa, Inc. ("Arcosa") have been adjusted to reflect the impact of the spin.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020

300
250
200
150
100
50
Index Value
2015
2016
2017
2018
2019
2020
Trinity Industries, Inc.
Dow Jones US Commercial Vehicles & Trucks Index
New York Stock Exchange Composite Index
S&P MidCap 400

	2015	2016	2017	2018	2019	2020
Trinity Industries, Inc.	100	118	162	122	136	168
Dow Jones US Commercial Vehicles & Trucks Index	100	144	211	177	223	288
New York Stock Exchange Composite Index	100	112	133	122	153	164
S&P MidCap 400	100	121	140	125	157	179

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2020:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2020 through October 31, 2020	521,807	$19.41	519,902	$239.9
November 1, 2020 through November 30, 2020	1,175,020	$21.74	1,169,576	$214.5
December 1, 2020 through December 31, 2020	1,287,609	$25.14	1,285,444	$182.2
Total	2,984,436		2,974,922
(1) These columns include the following transactions during the three months ended December 31, 2020: (i) the surrender to the Company of 9,208 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 306 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 2,974,922 shares of common stock on the open market as part of our share repurchase program.
(2) In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. 2,974,922 shares were repurchased under the new share repurchase program during the three months ended December 31, 2020, at a cost of approximately $67.8 million. As of December 31, 2020, the Company had a remaining authorization to repurchase up to $182.2 million of its common stock under the current repurchase program. Certain shares of stock repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 6. Selected Financial Data.
In this Annual Report, we have elected to comply with the Securities and Exchange Commission's elimination of the requirement to present Selected Financial Data.

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
We report our operating results in three principal business segments: (1) the Railcar Leasing and Management Services Group (the "Leasing Group"), which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services; and (3) All Other, which includes our highway products business and legal, environmental, and maintenance costs associated with non-operating facilities. In connection with the implementation of our rail-focused strategy, during 2020, we realigned certain activities previously reported in the All Other segment to now be presented within the Rail Products Group. The prior period results have been recast to reflect these changes and present results on a comparable basis.

Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic has significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and the situation continues to evolve. Federal, state and local governments continue to modify protective actions in response to evolving trends related to the spread of the disease. Authorities continue to encourage or require social distancing and wearing of masks. Although most states have reopened schools and many businesses, certain non-essential businesses remain closed, and state and local leaders continue to encourage many members of the public to work from home when possible.
During the third quarter, our senior leaders returned to the office full time, and the remainder of the Dallas-based employees began working at our headquarters facility on a rotating basis, subject to heightened safety protocols. Our manufacturing businesses within the United States continue to operate within critical infrastructure sectors as established by the Cybersecurity & Infrastructure Security Agency of the United States Department of Homeland Security, and we continue to believe that the majority of our North American customers and suppliers also operate businesses that are deemed essential. As a result, our rail manufacturing, rail maintenance, and highway products operations in the United States have continued to operate, subject to significantly enhanced voluntary and government-mandated safety protocols designed to protect the health of our operations workforce. Our manufacturing facilities in Mexico have also continued to operate, subject to enhanced health and safety protocols. These facilities operate within critical infrastructure sectors as currently established by the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation. We have experienced a limited number of disruptions to our supply chain.
We continue to monitor the potential operational and financial impacts of the pandemic and other economic factors, and have taken appropriate measures to preserve cash and ensure sufficient liquidity. In addition to cost savings initiatives already underway, we have eliminated many non-essential expenditures and streamlined our workforce in response to current operating conditions. As described in the Liquidity and Capital Resources section below, as of December 31, 2020, we have committed liquidity of approximately $727 million. We believe we have sufficient liquidity and capital resources to fund our operating requirements as well as the other capital allocation and investment activities planned for 2021. We are currently, and believe we will continue to be, in compliance with any applicable debt covenants.
As previously reported, we concluded in the second quarter that the decline in leasing income for small cube covered hopper railcars would continue and recorded an impairment charge of $369.4 million, which is included in our results for the year ended December 31, 2020. See Note 11 of the Consolidated Financial Statements for more information regarding additional impairment charges. To date, the Leasing Group has experienced an insignificant increase in lease payment delinquencies related to car types other than small cube covered hoppers and has granted limited rent payment extensions to a relatively small number of customers.
Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the year ended December 31, 2020. We expect that our results of operations will remain under pressure in the near term.
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
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.

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
Asset Impairments and Restructuring Activities
As described above, we recorded an impairment of long-lived assets of $396.4 million during the year ended December 31, 2020, primarily related to our small cube covered hopper railcars, the planned divestiture of certain non-strategic maintenance facilities, and our investments in certain emerging technologies. See Note 11 of the Consolidated Financial Statements for more information, including a description of the key assumptions and other significant management judgments utilized in the impairment analysis.
During the year ended December 31, 2020, and in connection with our continued assessment of future needs to support our go-forward business strategy, we recognized restructuring charges of approximately $11.0 million, consisting of $7.8 million for severance costs, $5.3 million of non-cash charges primarily from the write-down of our corporate headquarters campus and certain other assets, and $0.6 million in contract termination costs, partially offset by a $2.7 million net gain on the disposition of a non-operating facility and certain related assets. We expect to identify additional streamlining and cost savings opportunities in the near term.

Financial and Operational Highlights
•Our revenues for the year ended December 31, 2020 were $1,999.4 million, representing a decrease of 33.5%, compared to the year ended December 31, 2019. Our operating loss for the year ended December 31, 2020 was $124.5 million, compared to operating profit for the year ended December 31, 2019 of $416.3 million, and includes impairment charges of $396.4 million primarily associated with our small cube covered hopper railcars.
•The Leasing Group reported additions to the wholly-owned and partially-owned lease fleet of 3,340 railcars, for a total of 107,045 railcars as of December 31, 2020, an increase of 3.2% compared to December 31, 2019.
•The Leasing Group's lease fleet of 107,045 company-owned railcars was 94.5% utilized as of December 31, 2020, compared to a lease fleet utilization of 96.0% on 103,705 company-owned railcars as of December 31, 2019. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under sale-leaseback arrangements.
•For the year ended December 31, 2020, we made a net investment in our lease fleet of approximately $463.5 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of total proceeds from the sales of leased railcars owned more than one year at the time of sale.
•The total value of the railcar backlog at December 31, 2020 was $1.0 billion, compared to $1.8 billion at December 31, 2019. The Rail Products Group received orders for 5,980 railcars and delivered 11,530 railcars in 2020, in comparison to orders for 10,220 railcars and deliveries of 21,960 railcars in 2019.
•For the year ended December 31, 2020, our return on equity ("ROE") and Pre-Tax ROE were (10.3)% and 3.4%(1), respectively, in comparison to 5.6% and 9.6%(1), respectively, for the year ended December 31, 2019.
•For the year ended December 31, 2020, we generated operating cash flows from continuing operations and Total Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $651.8 million and $112.8 million(1), respectively, in comparison to $396.7 million and $144.8 million(1), respectively, for the year ended December 31, 2019.
(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the year ended December 31, 2020. See Part II, Item 7 of our 2019 Annual Report on Form 10-K for a discussion of our results of operations and liquidity and capital resources as of and for the year ended December 31, 2019, including a comparison to the year ended December 31, 2018.

Long-Term Enterprise Key Performance Indicators
Our key performance indicators for long-term performance are operating and free cash flow* growth, Pre-Tax ROE*, dividend growth, and book value per share growth. We believe when evaluated over time, these indicators collectively drive long-term sustainable value creation and measure the effectiveness of our value proposition for stockholders.

* Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
(1) Dividend yield is calculated as annual dividends paid per share divided by the closing stock price on the last trading day of each respective year.
(2) Book value per share is calculated as total stockholders' equity attributable to Trinity Industries, Inc., divided by the number of shares outstanding.

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
TRL-2017 — In July 2020, Trinity Rail Leasing 2017 LLC (“TRL-2017”), a wholly-owned subsidiary of the Company, issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. The promissory notes bear interest at LIBOR plus 1.50% and have a stated final maturity date of 2025. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and under the Company’s revolving credit facility, and for general corporate purposes.
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
New Share Repurchase Program — In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock.
TRL-2020 — In November 2020, Trinity Rail Leasing 2020 LLC (“TRL-2020”), a wholly-owned subsidiary of Company, issued $370.8 million of TRL-2020’s Series 2020-2 Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.52% and have a stated final maturity date of 2050. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility, to redeem in full secured notes issued by TRIHC 2018 LLC, and for general corporate purposes.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 15 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in millions)
Revenues	$1,999.4	$3,005.1
Cost of revenues	1,508.4	2,365.7
Selling, engineering, and administrative expenses	228.4	262.8
Gains (losses) on dispositions of property	20.3	54.4
Impairment of long-lived assets	396.4	—
Restructuring activities, net	11.0	14.7
Total operating profit (loss)	(124.5)	416.3
Interest expense, net	216.0	214.5
Pension plan settlement	151.5	—
Other, net	2.5	1.1
Income (loss) from continuing operations before income taxes	(494.5)	200.7
Provision (benefit) for income taxes	(268.4)	61.5
Income (loss) from continuing operations	$(226.1)	$139.2
Revenues
The tables below present revenues by segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$801.5	$0.8	$802.3	(28.2)%
Rail Products Group	948.2	661.3	1,609.5	(45.9)%
All Other	249.7	1.5	251.2	(3.8)%
Segment Totals before Eliminations	1,999.4	663.6	2,663.0	(38.8)%
Eliminations – Lease Subsidiary	—	(652.9)	(652.9)
Eliminations – Other	—	(10.7)	(10.7)
Consolidated Total	$1,999.4	$—	$1,999.4	(33.5)%

	Year Ended December 31, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$1,116.3	$0.9	$1,117.2
Rail Products Group	1,635.3	1,339.5	2,974.8
All Other	253.5	7.5	261.0
Segment Totals before Eliminations	3,005.1	1,347.9	4,353.0
Eliminations – Lease Subsidiary	—	(1,331.1)	(1,331.1)
Eliminations – Other	—	(16.8)	(16.8)
Consolidated Total	$3,005.1	$—	$3,005.1

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$448.6	$710.6
Rail Products Group	1,573.2	2,697.2
All Other	223.0	241.1
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets and Restructuring activities	2,244.8	3,648.9
Corporate	97.7	108.0
Impairment of long-lived assets	396.4	—
Restructuring activities, net	11.0	14.7
Eliminations – Lease Subsidiary	(617.7)	(1,166.4)
Eliminations – Other	(8.3)	(16.4)
Consolidated Total	$2,123.9	$2,588.8
Operating Profit (Loss)
Operating profit (loss) by segment for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$353.7	$406.6
Rail Products Group	36.3	277.6
All Other	28.2	19.9
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	418.2	704.1
Corporate	(97.7)	(108.0)
Impairment of long-lived assets	(396.4)	—
Restructuring activities, net	(11.0)	(14.7)
Eliminations – Lease Subsidiary	(35.2)	(164.7)
Eliminations – Other	(2.4)	(0.4)
Consolidated Total	$(124.5)	$416.3
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2020 were $1,999.4 million, representing a decrease of $1,005.7 million, or 33.5%, over the prior year, primarily related to lower deliveries in the Rail Products Group and fewer railcars sold from our lease fleet.
Cost of revenues – Our cost of revenues for the year ended December 31, 2020 were $1,508.4 million, representing a decrease of $857.3 million, or 36.2%, over the prior year, primarily due to lower deliveries in the Rail Products Group and a lower volume of railcars sales in the Leasing Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses decreased by 13.1% for the year ended December 31, 2020, when compared to the prior year, primarily due to lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses.
Impairment of long-lived assets – Impairment of long-lived assets for the year ended December 31, 2020 were $396.4 million, primarily related to our small cube covered hopper railcars, the planned divestiture of certain non-strategic maintenance facilities, and investments in certain emerging technologies. See Note 11 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the year ended December 31, 2019.

Restructuring activities, net – Our restructuring activities for the year ended December 31, 2020 totaled $11.0 million, primarily as a result of employee transition costs, asset write-downs related to our corporate headquarters facility and certain other assets, and contract termination costs, partially offset by a net gain on the disposition of a non-operating facility and certain related assets. Our restructuring activities for the year ended December 31, 2019 totaled $14.7 million, primarily as a result of write-downs related to underutilized assets in our manufacturing footprint and employee transition costs.
Operating profit (loss) – Operating loss for the year ended December 31, 2020 totaled $124.5 million, representing a decrease of 129.9%, compared to an operating profit of $416.3 million from the prior year, primarily from the impairment of long-lived assets, lower deliveries in the Rail Products Group, and a lower volume of railcar sales in the Leasing Group, partially offset by lower selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the year ended December 31, 2020 totaled $216.0 million, compared to $214.5 million for the year ended December 31, 2019, primarily driven by higher debt obligations in the Leasing Group in connection with the Company's efforts to optimize its capital structure, as well as a $4.7 million early redemption premium associated with the redemption of TRL V's debt, partially offset by lower variable interest rates associated with TILC's warehouse loan facility and our revolving credit facility.
Pension plan settlement – Pension plan settlement charges associated with the termination of our pension plan totaled $151.5 million for the year ended December 31, 2020. See Note 10 of the Consolidated Financial Statements for further information.
Income taxes – Our effective tax rate was a benefit of 54.3% for the year ended December 31, 2020, which differed from the U.S. statutory rate of 21.0% primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the portion of the non-cash small cube covered hopper railcar impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax expense rate for the year ended December 31, 2019 was 30.6%. This differed from the U.S. statutory rate of 21.0% for the year ended December 31, 2019 primarily due to the impacts of state income tax expense, foreign branch taxes, and changes in state tax laws and apportionment.
On March 27, 2020, the CARES Act was enacted. The CARES Act was a stimulus package and part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 and 2019 tax losses to the 2013-2015 tax years, allowing us to recover taxes that were previously paid. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The net deferred tax liability was remeasured and a federal income tax receivable was set up to account for the net operating losses permitted to be carried back under the CARES Act, resulting in a tax benefit of $180.4 million for the year ended December 31, 2020. Accordingly, the effective tax benefit rate for the year ended December 31, 2020 includes a benefit of 36.5% due to the CARES Act.
Income tax refunds received, net of payments, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. Our income tax receivable from federal, state, and foreign jurisdictions was $445.8 million and $14.7 million at December 31, 2020 and 2019, respectively. Income tax refunds received, net of payments, during the years ended December 31, 2020 and 2019 totaled $62.5 million and $16.7 million, respectively.

Segment Discussion
Railcar Leasing and Management Services Group

	Year Ended December 31,		Percent Change
	2020	2019
	($ in millions)
Revenues:
Leasing and management	$747.9	$756.5	(1.1)%
Sales of railcars owned one year or less at the time of sale (1)(2)	54.4	360.7	(84.9)%
Total revenues	$802.3	$1,117.2	(28.2)%

Operating profit (3):
Leasing and management	$336.0	$314.7	6.8%
Railcars owned one year or less at the time of sale	0.4	41.4	(99.0)%
Railcars owned more than one year at the time of sale	17.3	50.5	(65.7)%
Total operating profit	$353.7	$406.6	(13.0)%
Total operating profit margin	44.1%	36.4%

Leasing and management operating profit margin:	44.9%	41.6%

Selected expense information:
Depreciation (4)(5)	$214.7	$232.2	(7.5)%
Maintenance and compliance	$88.1	$102.1	(13.7)%
Rent	$9.7	$16.9	(42.6)%
Selling, engineering, and administrative expenses	$51.3	$49.5	3.6%
Interest	$196.2	$197.2	(0.5)%
(1) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(2) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. See Note 1 of the Consolidated Financial Statements for more information.
(3) Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(4) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the year ended December 31, 2020 of approximately $30.8 million. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 of the Consolidated Financial Statements for further information.
(5) As a result of the impairment of long-lived assets related to our small cube covered hopper railcars recorded in the second quarter of 2020, our quarterly depreciation expense beginning in the third quarter of 2020 has decreased by approximately $3.5 million, for a total reduction of $7.0 million for the year ended December 31, 2020.
Total revenues for the Railcar Leasing and Management Services Group decreased by 28.2% for the year ended December 31, 2020, compared to prior year. Revenues related to sales of leased railcars owned one year or less decreased primarily due to a lower volume of railcars sold from the fleet. Additionally, leasing and management revenues decreased 1.1% for the year ended December 31, 2020 as a result of lower utilization and lower lease rates on renewals, partially offset by growth in the lease fleet and higher lease rates associated with new railcar additions when compared to the year ended December 31, 2019.

During the year ended December 31, 2020 and 2019, information related to the sales of leased railcars is as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)(2)	$54.4	$360.7
Railcars owned more than one year at the time of sale	138.7	205.7
	$193.1	$566.4

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$0.4	$41.4
Railcars owned more than one year at the time of sale	17.3	50.5
	$17.7	$91.9

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	0.7%	11.5%
Railcars owned more than one year at the time of sale	12.5%	24.6%
Weighted average operating profit margin on sales of leased railcars	9.2%	16.2%
(1) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(2) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. See Note 1 of the Consolidated Financial Statements for more information.
Operating profit for the Leasing Group decreased by 13.0% for the year ended December 31, 2020 compared to the prior year primarily due to a lower volume of railcar sales, partially offset by growth in the lease fleet and reduced operating expenses resulting from fewer maintenance compliance events scheduled during the current year period. Additionally, operating profit and operating profit margin for the year ended December 31, 2020 benefited from lower depreciation expense associated with the revisions to the estimated useful lives and salvage values of certain railcar types in our lease fleet, as well as the impact of the small cube covered hopper railcar impairment described above. The decrease in depreciation expense was partially offset by higher depreciation associated with growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	December 31,
	2020	2019
Number of railcars:
Wholly-owned (1)	82,480	79,115
Partially-owned	24,565	24,590
	107,045	103,705
Investor-owned	26,645	24,835
	133,690	128,540
Company-owned railcars (2):
Average age in years	10.2	9.6
Average remaining lease term in years	3.2	3.3
Fleet utilization	94.5%	96.0%
(1) Includes 1,840 railcars under sale-leaseback arrangements as of December 31, 2020.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under sale-leaseback arrangements.

Rail Products Group

	Year Ended December 31,		Percent Change
	2020	2019
	($ in millions)
Revenues:
Rail Products	$1,315.0	$2,506.7	(47.5)%
Maintenance services	230.5	371.0	(37.9)%
Other	64.0	97.1	(34.1)%
Total revenues	$1,609.5	$2,974.8	(45.9)%

Operating costs:
Cost of revenues	$1,534.5	$2,636.9	(41.8)%
Selling, engineering, and administrative expenses	38.6	60.1	(35.8)%
Losses on dispositions of property	0.1	0.2	*
Operating profit	$36.3	$277.6	(86.9)%
Operating profit margin	2.3%	9.3%
* Not meaningful
Additional information related to our Rail Products Group backlog of railcars on a dollar and unit basis is summarized below:

	December 31,		Percent Change
	2020	2019
	(in millions)
External Customers	$669.0	$1,213.4
Leasing Group	345.5	619.1
Total (1)	$1,014.5	$1,832.5	(44.6)%

	Year Ended December 31,		Percent Change
	2020	2019
Beginning balance	15,085	30,875
Orders received	5,980	10,220	(41.5)%
Deliveries	(11,530)	(21,960)	(47.5)%
Other adjustments (1)	(550)	(4,050)
Ending balance	8,985	15,085	(40.4)%
Average selling price in ending backlog	$112,910	$121,478	(7.1)%
(1) For the year ended December 31, 2020, the adjustment includes 550 railcars valued at $82 million, primarily from railcars that were removed from the backlog because of a change in the underlying financial condition of certain customers. For the year ended December 31, 2019, the adjustment includes 3,280 leased railcars that were removed from the backlog because of the financial condition of Leasing Group customers, and 625 railcars that resulted from order cancellations negotiated with customers for which the Company received compensation and recorded cancellation fees. Additionally, the adjustment includes 145 railcars for which the original order was satisfied with railcars from the Company's existing lease fleet. These adjustments resulted in a reduction of the backlog of approximately $364 million.
Revenues and cost of revenues for the Rail Products Group decreased for the year ended December 31, 2020 by 45.9% and 41.8%, respectively, when compared to the prior year. These decreases primarily resulted from lower deliveries, pricing pressures, and a shift in the mix of railcars sold, as well as a lower volume of railcar modifications in our maintenance services business. The decrease in cost of revenues for the year ended December 31, 2020 was partially offset by increased costs from operational inefficiencies associated with lower manufacturing volumes.
Total backlog dollars decreased by 44.6% when compared to the prior year primarily from a reduction in orders received, as well as a 7.1% lower average selling price on railcars included in backlog as a result of pricing pressures. Approximately 61% of our railcar backlog value is expected to be delivered during 2021 with the remainder to be delivered thereafter into 2024. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.

During the year ended December 31, 2020, railcar shipments included sales to the Leasing Group of $566.1 million with a deferred profit of $26.5 million, representing 5,020 railcars, compared to $1,179.5 million with a deferred profit of $147.7 million, representing 9,363 railcars, in the comparable period in 2019. In 2020, the Leasing Group purchased 43.5% of our railcar production, compared to 42.6% in 2019.
All Other

	Year Ended December 31,		Percent Change
	2020	2019
	(in millions)
Revenues:
Highway Products	$251.2	$259.8	(3.3)%
Other	—	1.2	(100.0)%
Total revenues	$251.2	$261.0	(3.8)%

Operating costs:
Cost of revenues	$182.8	$195.6	(6.5)%
Selling, engineering, and administrative expenses	40.8	45.2	(9.7)%
Losses (gains) on dispositions of property	(0.6)	0.3	*
Operating profit	$28.2	$19.9	41.7%
* Not meaningful
Revenues and cost of revenues decreased for the year ended December 31, 2020 when compared to the prior year primarily from decreased demand in our highway products business. Operating profit was favorably impacted in the year ended December 31, 2020 by lower employee-related costs and lower costs associated with our non-operating facilities.
Corporate

	Year Ended December 31,		Percent Change
	2020	2019
	(in millions)
Operating costs	$97.7	$108.0	(9.5)%
Operating costs for the year ended December 31, 2020 decreased 9.5% when compared to the prior year primarily from lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses, partially offset by technology investments and consulting costs associated with realigning our corporate structure to support our rail-focused strategy.

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
As of December 31, 2020, we have committed liquidity of $727.4 million. Our total available liquidity includes: $132.0 million of unrestricted cash and cash equivalents; $364.8 million unused and available under our revolving credit facility; and $230.6 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Early Redemption of TRL V — In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036. The total cost of the redemption was $109.9 million, which included the repayment of $104.7 million of outstanding principal amount at the redemption date, the payment of a $4.7 million early redemption premium, and $0.5 million in accrued and unpaid interest.
TRL-2017 — In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision in its existing loan agreement. The promissory notes bear interest at LIBOR plus 1.50% and have a stated final maturity date of 2025. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and under the Company’s revolving credit facility, and for general corporate purposes.
TRL-2018 — In October 2020, TRL-2018 issued $155.5 million of Series 2020-1 Class A Secured Railcar Equipment Notes under an existing indenture. These notes bear interest at a fixed rate of 1.96% per annum and have a stated final maturity date of 2050. In a separate transaction during October 2020, TRL-2018 redeemed its Series 2018-1 Class A-1 Secured Railcar Equipment Notes, of which $153.1 million was outstanding at the redemption date. The fixed interest rate for these notes was 3.82% per annum.
TRL-2020 — In November 2020, TRL-2020 issued $370.8 million of TRL-2020’s Series 2020-2 Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.52% and have a stated final maturity date of 2050. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility, to redeem in full secured notes issued by TRIHC 2018 LLC, and for general corporate purposes.
Dividend Payments — In December 2020, our Board of Directors declared an 11% increase to our quarterly dividend from $0.19 per share to $0.21 per share. We paid $91.7 million in dividends to our common stockholders during the year ended December 31, 2020.
Completed Share Repurchase Authorization — In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of then-current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. In the third quarter of 2020, we completed this share repurchase program. Share repurchase activity under this program is as follows:

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

During the year ended December 31, 2019, in addition to the amounts reported above, we repurchased 2.6 million shares, at a cost of approximately $70.0 million, representing the final settlement of an accelerated share repurchase program, which was funded in November 2018 but completed in March 2019.
Active Share Repurchase Authorization — In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
Total	2,974,922	$67.8
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in millions)
Net cash flows from continuing operations:
Operating activities	$651.8	$396.7
Investing activities	(532.9)	(993.3)
Financing activities	(168.0)	526.5
Net cash flows from discontinued operations (1)	(0.1)	(3.1)
Net decrease in cash, cash equivalents, and restricted cash	$(49.2)	$(73.2)
(1) Primarily related to the spin-off of Arcosa, completed on November 1, 2018. These amounts have been reclassified as discontinued operations for all periods presented.
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2020 was $651.8 million compared to $396.7 million for the year ended December 31, 2019. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$310.4	$(8.0)
(Increase) decrease in income tax receivable	(431.1)	25.7
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(69.6)	(96.7)
Changes in operating assets and liabilities	$(190.3)	$(79.0)

The changes in our operating assets and liabilities resulted in a net use of $190.3 million for the year ended December 31, 2020, compared to a net use of $79.0 million for the year ended December 31, 2019. The increase in the income tax receivable was primarily driven by anticipated tax refunds related to the loss carryback provisions included in recent tax legislation. Additionally, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease, cyclical shifts, and working capital initiatives.

Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2020 was $532.9 million compared to $993.3 million for the year ended December 31, 2019. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $463.5 million during the year ended December 31, 2020, compared to $916.5 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of total proceeds from the sales of leased railcars.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2020 was $168.0 million compared to $526.5 million of cash provided by financing activities for the same period in 2019. Significant financing activities are as follows:
•During the year ended December 31, 2020, we had total borrowings of $1,561.4 million and total repayments of $1,442.9 million, for net proceeds of $118.5 million, primarily from debt proceeds to support our investment in the lease fleet, partially offset by the early redemption of TRL V. During the year ended December 31, 2019, we had total borrowings of $2,567.8 million and total repayments of $1,724.1 million, for net proceeds of $843.7 million, primarily related to the proceeds from the issuance of debt in support of our investment in the lease fleet.
•We paid $91.7 million and $82.1 million in dividends to our common stockholders during the year ended December 31, 2020 and 2019, respectively.
•We repurchased common stock under our authorized share repurchase programs totaling $191.3 million and $224.7 million during the year ended December 31, 2020 and 2019, respectively. Certain shares of stock repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices. The cash outlay for shares repurchased during year ended December 31, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under an accelerated share repurchase program but delivered in the first quarter of 2019.
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

Ratio	Covenant	Actual at December 31, 2020
Maximum leverage (1)	No greater than 4.50 to 1.00	2.40
Minimum interest coverage (2)	No less than 2.25 to 1.00	3.92
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with December 31, 2020.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with December 31, 2020.
As of December 31, 2020, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

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
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of the Consolidated Financial Statements. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of December 31, 2020, assets held by the Non-Guarantor Subsidiaries included $76.7 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,238.3 million of equipment securing certain non-recourse debt, and $126.9 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
Year Ended December 31, 2020
Revenues (1)	$1,243.9
Cost of revenues (2)	$1,059.5
Income (loss) from continuing operations (3)	$76.0
Net income (loss) (3)	$75.8

Summarized Balance Sheets:
December 31, 2020
Assets:
Receivables, net of allowance (4)	$223.0
Inventories	$289.1
Property, plant, and equipment, net	$1,424.8
Goodwill and other assets	$453.7

Liabilities:
Accounts payable and accrued liabilities (5)	$286.9
Debt	$448.2
Deferred income taxes	$862.8
Other liabilities	$148.7
Noncontrolling interest	$277.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the year ended December 31, 2020.
(2) Cost of revenues includes $194.0 million of purchases from Non-Guarantor Subsidiaries during the year ended December 31, 2020.
(3) Includes a $151.5 million pension plan settlement charge ($116.6 million, net of tax) and $253.4 million of additional income tax benefit that is attributable to the obligor group.
(4) Receivables, net of allowance includes $86.7 million of receivables from Non-Guarantor Subsidiaries as of December 31, 2020.
(5) Accounts payable includes $24.0 million of payables to Non-Guarantor Subsidiaries as of December 31, 2020.

Capital Expenditures
Capital expenditures for 2020 were $704.5 million with $602.2 million utilized for net lease fleet additions, which includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases. Excluding proceeds from the sales of leased railcars of $138.7 million, our net investment in the lease fleet was $463.5 million.
For the full year 2021, we anticipate a net investment in our lease fleet of between $300 million and $350 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $45 million and $60 million for the full year 2021.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2020, we had letters of credit issued under our revolving credit facility in an aggregate amount of $35.2 million, the full amount of which is expected to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Employee Retirement Plans
As disclosed in Note 10 of the Consolidated Financial Statements, as of December 31, 2020, the benefit obligation associated with our nonqualified retirement plan totaled $15.5 million. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all domestic employees and includes a Company matching contribution of up to 6% each of eligible compensation, as well as a Supplemental Profit Sharing Plan (effective as of January 1, 2021, the Trinity Industries, Inc. Deferred Compensation Plan). These contributions totaled $11.4 million during 2020. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2021 are expected to be $18.5 million, which includes the payment of the contributions accrued as of December 31, 2020, as well as the 2021 contributions pursuant to the plan design changes as described in Note 10 of the Consolidated Financial Statements.
Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020 and resulted in the Company no longer having any remaining funded pension plan obligations. Except for retirees receiving payments under the Pension Plan, participants had the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments.
Upon settlement, we recognized a pre-tax non-cash pension settlement charge of $151.5 million, which was inclusive of all unamortized losses recorded in Accumulated Other Comprehensive Loss. The settlement charge was recognized in our Statement of Operations during the fourth quarter when the payments were made to those participants electing to receive a lump sum distribution and when the annuity contracts were purchased to settle all remaining outstanding pension obligations. The surplus of the Pension Plan of $23.6 million will be used, as prescribed in the applicable regulations, to fund obligations associated with the Company's defined contribution profit sharing plan and final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes. See Note 10 of the Consolidated Financial Statements for further information.
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

LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for TRL-2017, TILC's warehouse loan facility, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.
Contractual Obligation and Commercial Commitments
As of December 31, 2020, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt:
Parent and wholly-owned subsidiaries (1)	$3,825.2	$174.1	$857.0	$1,284.5	$1,509.6
Partially-owned subsidiaries (1)	1,237.5	60.3	121.0	322.1	734.1
Interest (2)	656.6	170.3	250.2	168.2	67.9
Total – Debt and Interest	5,719.3	404.7	1,228.2	1,774.8	2,311.6

Operating leases:
Leasing Group	26.8	8.6	13.8	3.8	0.6
Other	93.4	3.6	14.9	12.1	62.8
Obligations for purchase of goods and services (3)	401.2	358.3	33.1	9.8	—
Other	1.0	1.0	—	—	—
Total	$6,241.7	$776.2	$1,290.0	$1,800.5	$2,375.0

(1) Excludes unamortized discount and debt issuance costs.
(2) Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and the applicable rates at December 31, 2020.
(3) Includes $332.5 million in purchase obligations for raw materials and components, primarily by the Rail Products Group.
As of December 31, 2020 and 2019, we had $5.2 million and $5.0 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities, and, accordingly, such amounts are excluded from the table above. See Note 9 of the Consolidated Financial Statements.

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

Long-lived Assets
Description of Estimate
We routinely assess whether impairment indicators are present by monitoring for the existence of events or changes in circumstances that may indicate that the carrying amount of our long-lived assets, including our leased railcar fleet, might not be recoverable. Factors monitored include actual and forecasted industry-wide asset utilization, pricing indicators, asset attrition rates, and other similar metrics specific to the performance of our leased railcar fleet and other long-lived assets. Whenever an indicator of potential impairment is present, we assess recoverability by comparing the carrying value of the long-lived assets to the undiscounted future net cash flows we expect the assets to generate. If the recoverability test indicates that an impairment exists, we would recognize an impairment charge equal to the amount by which the carrying value exceeds the fair value.

During the second quarter, the frac sand industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. Significant price declines in the crude oil market resulted in a decline in customer demand for certain types of railcars. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. We believe that the collective impact of these developments, including the shift towards the use of in-basin sand, constituted a fundamental and other-than-temporary change in the future demand for this railcar type. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the second quarter. During the year ended December 31, 2020, we recorded an impairment of long-lived assets of $396.4 million, of which $369.4 million was related to our second quarter impairment of our small cube covered hopper railcars. See Note 11 of the Consolidated Financial Statements for more information.

As of December 31, 2020, our net property, plant, and equipment totaled $7.0 billion, and the net book value of our amortizing intangible assets totaled $16.0 million.

Judgment and/or Uncertainty
The estimates and judgments that most significantly affect the fair value calculations in our recoverability test include assumptions regarding revenue and operating profit; the remaining useful life over which an asset is expected to generate cash flows; and expectations regarding lease rates, lease renewals, and lease fleet utilization. The measurement of an impairment loss involves a number of management judgments, including the selection of an appropriate discount rate, consideration of market quotes for comparable assets as available, and estimates regarding final disposition proceeds.

With respect to the impairment of our small cube covered hopper railcars, significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. These assumptions include, but are not limited to: estimates regarding the remaining useful life over which the railcars are expected to generate cash flows; average lease rates; railcar utilization percentages; operating expenses; and the selection of an appropriate discount rate. Management selected these estimates and assumptions based on our railcar industry expertise. We also consulted with third-party energy and frac sand industry experts to gain insights with respect to the long-term outlook for these underlying markets.

Potential Impact if Results Differ	If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to additional impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions.

With respect to the second quarter impairment charge related to our small cube covered hopper railcars, a 0.5% increase in the discount rate would have resulted in an increase to the impairment charge of $12.4 million, and a 0.5% decrease in the discount rate would have resulted in a decrease to the impairment charge of $13.7 million. Additionally, a 5% increase or decrease in the average lease rate would have resulted in a change in the impairment charge of $11.2 million.

Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,042.5 million as of December 31, 2020, which includes valuation allowances of $25.2 million.

For further information regarding income taxes, see Note 9 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. We assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters: the nature, frequency, and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives.

Potential Impact if Results Differ
Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in our structure or tax status.

If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.

Goodwill
Description of Estimate
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. Goodwill totaled $208.8 million as of December 31, 2020.

Judgment and/or Uncertainty	The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit results, discount rates, terminal growth rates, and exit multiples. We consider these to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs for which there is little or no market data and thus require management to develop its own assumptions.
Potential Impact if Results Differ
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

Based on our annual goodwill impairment test performed at the reporting unit level as of December 31, 2020, we concluded that there was no impairment of goodwill and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more.

An increase or decrease in the discount rate or a reduction to the terminal growth rate of 100 basis points would not have resulted in an impairment of goodwill for any of our reporting units.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $145.9 million.

For further information regarding our partially-owned leasing subsidiaries, see Note 5 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
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

Potential Impact if Results Differ
Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, could result in a change in conclusion of our status as a primary beneficiary. Such change could result in the consolidation or deconsolidation of the subsidiary, thus impacting financial results.

Insurance
Description of Estimate
We are effectively self-insured for workers' compensation and employee health care claims. Third-party administrators process all such claims. As of December 31, 2020, our liabilities associated with workers' compensation and group medical insurance were $55.5 million and $6.4 million, respectively.

Judgment and/or Uncertainty
We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends. These loss development factors are determined in consultation with third-party actuaries.

Potential Impact if Results Differ
To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

A 10% change in our insurance liabilities could impact net earnings by approximately $4.8 million.

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2020, the range of reasonably possible losses for such matters is $7.0 million to $14.5 million, which includes our rights in indemnity and recourse to third parties of approximately $5.3 million.

For further information regarding our contingencies and litigation matters, see Note 15 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
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

Potential Impact if Results Differ
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
Pre-Tax Return on Equity
Pre-Tax Return on Equity (“Pre-Tax ROE”) is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of the provision or benefit for income taxes, net income or loss attributable to noncontrolling interest, and certain other adjustments, which include restructuring activities, the controlling interest portion of impairment of long-lived assets, early redemption of debt, and pension plan settlement; and (ii) the denominator is calculated as average stockholders’ equity (which excludes noncontrolling interest), adjusted to exclude accumulated other comprehensive income or loss. In the following table, the numerator and denominator of our Pre-Tax ROE calculation are reconciled to income from continuing operations and stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Pre-Tax ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time. Pre-Tax ROE is used in consideration of the Company’s expected tax position in the near-term.

	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Numerator:
Income (loss) from continuing operations	$(226.1)	$139.2	$109.0
Provision (benefit) for income taxes	(268.4)	61.5	42.6
Income (loss) from continuing operations before income taxes	(494.5)	200.7	151.6
Net (income) loss attributable to noncontrolling interest	78.9	1.5	(3.8)
Adjustments:
Restructuring activities, net	11.0	14.7	—
Impairment of long-lived assets – controlling interest (1)	315.1	—	—
Early redemption of debt	5.0	—	—
Pension plan settlement	151.5	—	—
Adjusted Profit Before Tax	$67.0	$216.9	$147.8

Denominator:
Total stockholders' equity	$2,016.0	$2,378.9	$2,562.0
Noncontrolling interest	(277.2)	(348.8)	(351.2)
Accumulated other comprehensive loss	30.9	153.1	116.8
Adjusted Stockholders' Equity	$1,769.7	$2,183.2	$2,327.6

Average total stockholders' equity (2)	$2,197.5	$2,470.5	$2,562.0
Return on Equity (3)	(10.3)%	5.6%	4.3%

Average Adjusted Stockholders' Equity (2)	$1,976.5	$2,255.4	$2,327.6
Pre-Tax Return on Equity (4)	3.4%	9.6%	6.3%
(1) Excludes $81.3 million of non-cash impairment of long-lived asset charges associated with the noncontrolling interest recorded in the second quarter of 2020.
(2) Average total stockholders' equity and average adjusted stockholders' equity as of and for the year ended December 31, 2018 is calculated using ending balances as of December 31, 2018 because taking an average of beginning and ending stockholders' equity in 2018 would not have given effect to the reduction to stockholders' equity that occurred as a result of the spin-off of Arcosa on November 1, 2018.
(3) Return on Equity is calculated as income from continuing operations divided by average total stockholders' equity.
(4) Pre-Tax Return on Equity is calculated as adjusted profit before tax divided by average adjusted stockholders' equity, each as defined and reconciled above.

Free Cash Flow
Total Free Cash Flow After Investments and Dividends ("Free Cash Flow") is a non-GAAP financial measure and is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds (repayments) of debt. We believe Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Free Cash Flow is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities – continuing operations	$651.8	$396.7	$274.2
Add:
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7	205.7	230.5
Adjusted Net Cash Provided by Operating Activities	790.5	602.4	504.7
Less:
Capital expenditures – manufacturing and other	(102.3)	(97.0)	(37.3)
Dividends paid to common stockholders	(91.7)	(82.1)	(77.4)
Free Cash Flow (before Capital expenditures – leasing)	596.5	423.3	390.0
Less: Equity CapEx for new leased railcars	(483.7)	(278.5)	(629.5)
Total Free Cash Flow After Investments and Dividends	$112.8	$144.8	$(239.5)

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less	$602.2	$1,122.2	$948.3
Less:
Payments to retire debt	(1,442.9)	(1,724.1)	(887.8)
Proceeds from the issuance of debt	1,561.4	2,567.8	1,206.6
Net proceeds (repayments) of debt	118.5	843.7	318.8
Equity CapEx for new leased railcars	$483.7	$278.5	$629.5
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 27.3% of our total debt as of December 31, 2020. If interest rates average one percentage point more in fiscal year 2021 than they did during 2020, our interest expense would increase by $8.9 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2019, we estimated that if interest rates averaged one percentage point more in fiscal year 2020 than they did during 2019, our interest expense would increase by $5.3 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2020 and 2019. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $159.3 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $172.9 million.
We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Hedge transactions for natural gas and diesel fuel are based on the New York Mercantile Exchange for natural gas and heating oil. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2020, a hypothetical 10% change in foreign currency exchange rates on our forward contracts would not have a material impact on the Consolidated Financial Statements. As of December 31, 2020, the effect of the commodity hedge transactions on the Consolidated Financial Statements for the periods presented in this Annual Report on Form 10-K was not significant.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2020 was $92.4 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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

Impairment of small cube covered hopper railcars

Description of the Matter	As discussed in Note 1 and Note 11, the Company evaluates long-lived assets, which includes property, plant, and equipment and lease right-of-use assets, for potential impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the second quarter of 2020, the Company identified the decline in global oil prices and pressure on the oil and gas industry to maintain a low-cost structure as an indicator that an impairment assessment for its small cubed covered hopper railcars was required. As a result of this assessment, the Company recorded impairment charges of $369.4 million, including $358.3 million related to small cubed covered hopper railcars held in its railcar lease fleet and $11.1 million related to right-of-use assets associated with the leased-in portfolio of small cubed covered hopper railcars.

Auditing the Company's impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimate included estimated future lease rental rates and the applicable discount rate.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's processes to determine the fair value of the asset group and measure the long-lived asset impairment. This included testing management's review controls over the data used in their impairment analysis and the significant assumptions underlying the fair value determination.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the significant assumptions used to estimate market participant cash flows to historical results, evaluated industry reports containing analysis of the small cubed covered hopper demand, performed a sensitivity analysis of the significant assumptions used in the valuation to evaluate the change in the fair value estimate that would result from changes in assumptions and recalculated management's estimate. In addition, we involved our valuation specialists to assist in our evaluation of the market lease rates and discount rate used in the fair value estimate. We also tested the completeness and accuracy of the underlying data.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1958.
Dallas, Texas
February 24, 2021

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,197.7	$1,888.8	$1,667.1
Leasing	801.7	1,116.3	842.0
	1,999.4	3,005.1	2,509.1
Operating costs:
Cost of revenues:
Manufacturing	1,091.0	1,649.5	1,459.8
Leasing	417.4	716.2	479.0
	1,508.4	2,365.7	1,938.8
Selling, engineering, and administrative expenses:
Manufacturing	79.4	105.3	96.4
Leasing	51.3	49.5	51.1
Other	97.7	108.0	149.1
	228.4	262.8	296.6
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	17.3	50.5	50.4
Other	3.0	3.9	(9.0)
	20.3	54.4	41.4
Impairment of long-lived assets	396.4	—	—
Restructuring activities, net	11.0	14.7	—
Total operating profit (loss)	(124.5)	416.3	315.1
Other (income) expense:
Interest income	(3.2)	(7.3)	(11.9)
Interest expense	219.2	221.8	179.3
Pension plan settlement	151.5	—	—
Other, net	2.5	1.1	(3.9)
	370.0	215.6	163.5
Income (loss) from continuing operations before income taxes	(494.5)	200.7	151.6
Provision (benefit) for income taxes:
Current	(494.5)	6.7	(15.3)
Deferred	226.1	54.8	57.9
	(268.4)	61.5	42.6
Income (loss) from continuing operations	(226.1)	139.2	109.0
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.1), $(1.0), $30.7	(0.1)	(3.1)	54.1
Net income (loss)	(226.2)	136.1	163.1
Net income (loss) attributable to noncontrolling interest	(78.9)	(1.5)	3.8
Net income (loss) attributable to Trinity Industries, Inc.	$(147.3)	$137.6	$159.3
Basic earnings per common share:
Income (loss) from continuing operations	$(1.27)	$1.11	$0.72
Income (loss) from discontinued operations	—	(0.02)	0.37
Basic net income (loss) attributable to Trinity Industries, Inc.	$(1.27)	$1.09	$1.09
Diluted earnings per common share:
Income (loss) from continuing operations	$(1.27)	$1.09	$0.70
Income (loss) from discontinued operations	—	(0.02)	0.37
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(1.27)	$1.07	$1.07
Weighted average number of shares outstanding:
Basic	115.9	125.6	144.0
Diluted	115.9	127.3	146.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss)	$(226.2)	$136.1	$163.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $5.9, $3.8, and $3.0	(19.4)	(12.8)	(9.6)
Reclassification adjustments for losses included in net income, net of tax benefit of $3.5, $0.8, and $0.4	12.9	4.5	2.3
Defined benefit plans:
Settlement of pension plan, net of tax benefit of $34.9, $—, and $—	116.6	—	—
Unrealized gains (losses) arising during the period, net of tax benefit of $2.7, $9.0, and $2.9	7.7	(30.2)	(9.5)
Amortization of prior service cost, net of tax benefit of $0.3, $—, and $—	0.9	—	—
Amortization of net actuarial losses, net of tax benefit of $1.3, $1.1, and $1.1	4.7	3.5	3.6
	123.4	(35.0)	(13.2)
Comprehensive income (loss)	(102.8)	101.1	149.9
Less: comprehensive income (loss) attributable to noncontrolling interest	(77.7)	(0.2)	5.2
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$(25.1)	$101.3	$144.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(in millions)
ASSETS
Cash and cash equivalents	$132.0	$166.2
Receivables, net of allowance of $14.4 and $12.6	199.0	260.1
Income tax receivable	445.8	14.7
Inventories:
Raw materials and supplies	176.4	263.4
Work in process	52.2	108.8
Finished goods	92.6	61.2
	321.2	433.4
Restricted cash, including partially-owned subsidiaries of $31.1 and $33.0	96.4	111.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,931.6 and $2,065.3	9,193.0	9,272.5
Less accumulated depreciation, including partially-owned subsidiaries of $525.7 and $527.7	(2,189.6)	(2,161.9)
	7,003.4	7,110.6
Goodwill	208.8	208.8
Other assets	295.2	396.2
Total assets	$8,701.8	$8,701.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$156.4	$203.9
Accrued liabilities	314.7	342.1
Debt:
Recourse	448.2	522.8
Non-recourse:
Wholly-owned subsidiaries	3,340.5	3,080.7
Partially-owned subsidiaries	1,228.3	1,278.4
	5,017.0	4,881.9
Deferred income taxes	1,047.5	798.3
Other liabilities	150.2	96.3
Total liabilities	6,685.8	6,322.5

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2020 and 2019 – 400.0; shares issued and outstanding at December 31, 2020 – 111.2; at December 31, 2019 – 119.7	1.1	1.2
Capital in excess of par value	—	—
Retained earnings	1,769.4	2,182.9
Accumulated other comprehensive loss	(30.9)	(153.1)
Treasury stock – shares at December 31, 2020 and 2019 – 0.1	(0.8)	(0.9)
	1,738.8	2,030.1
Noncontrolling interest	277.2	348.8
Total stockholders' equity	2,016.0	2,378.9
Total liabilities and stockholders' equity	$8,701.8	$8,701.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating activities:
Net income (loss)	$(226.2)	$136.1	$163.1
(Income) loss from discontinued operations, net of income taxes	0.1	3.1	(54.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	266.0	283.6	251.9
Stock-based compensation expense	26.9	29.2	29.2
Provision for deferred income taxes	226.1	54.8	57.9
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(17.3)	(50.5)	(50.4)
(Gains) losses on dispositions of property and other assets	(5.5)	(3.9)	9.0
Pension plan settlement	151.5	—	—
Impairment of long-lived assets	396.4	—	—
Non-cash impact of restructuring activities	5.3	10.9	—
Non-cash interest expense	13.7	16.7	18.1
Loss on early extinguishment of debt	5.0	—	—
Other	0.1	(4.3)	(8.0)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	59.0	15.2	(72.1)
(Increase) decrease in income tax receivable	(431.1)	25.7	(16.4)
(Increase) decrease in inventories	105.3	91.3	(122.0)
(Increase) decrease in other assets	146.1	(114.5)	(77.3)
Increase (decrease) in accounts payable	(47.5)	(10.0)	92.7
Increase (decrease) in accrued liabilities	(31.1)	(82.6)	51.5
Increase (decrease) in other liabilities	9.0	(4.1)	1.1
Net cash provided by operating activities – continuing operations	651.8	396.7	274.2
Net cash provided by (used in) operating activities – discontinued operations	(0.1)	(3.1)	104.9
Net cash provided by operating activities	651.7	393.6	379.1
Investing activities:
Decrease in short-term marketable securities	—	—	319.5
Proceeds from dispositions of property and other assets	32.9	20.2	17.1
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7	205.7	230.5
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $54.0, $319.3, and $92.4	(602.2)	(1,122.2)	(948.3)
Capital expenditures – manufacturing and other	(102.3)	(97.0)	(37.3)
Other	—	—	6.2
Net cash used in investing activities – continuing operations	(532.9)	(993.3)	(412.3)
Net cash used in investing activities – discontinued operations	—	—	(78.2)
Net cash used in investing activities	(532.9)	(993.3)	(490.5)
Financing activities:
Payments to retire debt	(1,442.9)	(1,724.1)	(887.8)
Proceeds from issuance of debt	1,561.4	2,567.8	1,206.6
Shares repurchased	(191.3)	(224.7)	(506.1)
Dividends paid to common stockholders	(91.7)	(82.1)	(77.4)
Purchase of shares to satisfy employee tax on vested stock	(9.5)	(8.2)	(12.2)
Contributions from (distributions to) noncontrolling interest	6.1	(2.2)	(10.9)
Other	(0.1)	—	(3.3)
Net cash provided by (used in) financing activities – continuing operations	(168.0)	526.5	(291.1)
Cash distributions to Arcosa, Inc.	—	—	(220.5)
Net cash provided by (used in) financing activities	(168.0)	526.5	(511.6)
Net decrease in cash, cash equivalents, and restricted cash	(49.2)	(73.2)	(623.0)
Cash, cash equivalents, and restricted cash at beginning of period	277.6	350.8	973.8
Cash, cash equivalents, and restricted cash at end of period	$228.4	$277.6	$350.8
Supplemental disclosure of cash flow information:
Interest paid	$205.5	$208.1	$158.9
Income tax payments (refunds)	$(62.5)	$(16.7)	$4.1
Distribution of noncash net assets to Arcosa, Inc.	$—	$—	$1,534.9
Debt assumed in railcar purchase from unrelated seller	$—	$—	$283.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Net income	—	—	—	159.3	—	—	—	159.3	3.8	163.1
Other comprehensive income (loss)	—	—	—	—	(14.6)	—	—	(14.6)	1.4	(13.2)
Cash dividends declared on common stock (1)	—	—	—	(75.9)	—	—	—	(75.9)	—	(75.9)
Stock-based compensation expense	—	—	29.3	—	—	—	—	29.3	—	29.3
Shares repurchased	—	—	75.9	(145.9)	—	(17.2)	(430.1)	(500.1)	—	(500.1)
Settlement of share-based awards, net	0.2	—	15.1	—	—	(0.6)	(19.4)	(4.3)	—	(4.3)
Stock options exercised	—	—	0.3	—	—	—	—	0.3	—	0.3
Retirement of treasury stock	(17.8)	(0.2)	(449.3)	—	—	17.8	449.5	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Cumulative effect of adopting new accounting standards	—	—	—	18.7	(18.7)	—	—	—	—	—
Redemption of convertible subordinated notes	—	—	(152.9)	—	—	—	—	(152.9)	—	(152.9)
Distribution of Arcosa, Inc.	—	—	—	(1,753.5)	21.3	—	—	(1,732.2)	—	(1,732.2)
Other	—	(0.1)	0.3	—	—	—	0.6	0.8	—	0.8
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income (loss)	—	—	—	137.6	—	—	—	137.6	(1.5)	136.1
Other comprehensive (loss) income	—	—	—	—	(36.3)	—	—	(36.3)	1.3	(35.0)
Cash dividends declared on common stock (1)	—	—	—	(88.2)	—	—	—	(88.2)	—	(88.2)
Stock-based compensation expense	—	—	29.2	—	—	—	—	29.2	—	29.2
Shares repurchased	—	—	70.0	—	—	(13.7)	(294.7)	(224.7)	—	(224.7)
Settlement of share-based awards, net	0.7	—	2.8	—	—	(0.6)	(11.3)	(8.5)	—	(8.5)
Retirement of treasury stock	(14.3)	(0.1)	(103.2)	(202.8)	—	14.3	306.1	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Cumulative effect of adopting new accounting standards	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(3.5)	—	—	—	(3.5)	—	(3.5)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income (loss)	—	—	—	(147.3)	—	—	—	(147.3)	(78.9)	(226.2)
Other comprehensive income	—	—	—	—	122.2	—	—	122.2	1.2	123.4
Cash dividends declared on common stock (1)	—	—	—	(90.7)	—	—	—	(90.7)	—	(90.7)
Stock-based compensation expense	—	—	26.9	—	—	—	—	26.9	—	26.9
Shares repurchased	—	—	—	—	—	(9.3)	(193.1)	(193.1)	—	(193.1)
Settlement of share-based awards, net	1.5	—	3.6	—	—	(0.7)	(13.9)	(10.3)	—	(10.3)
Retirement of treasury stock	(10.0)	(0.1)	(30.5)	(176.5)	—	10.0	207.1	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6.1	6.1
Cumulative effect of adopting new accounting standards	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
(1) Dividends of $0.78, $0.70, and $0.52 per common share for the years ended December 31, 2020, 2019, and 2018.
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
We review our operating lease receivables for collectibility on a regular basis, taking into consideration changes in factors such as the lessee’s payment history, the financial condition of the lessee, and business and economic conditions in the industry in which the lessee operates. In the event that the collectibility of a receivable with respect to any lessee is no longer probable, we derecognize the revenue and related receivable and recognize future revenue only when the lessee makes a rental payment. Contingent rents are recognized when the contingency is resolved.
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of December 31, 2020.
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in revenues and cost of revenues if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We will now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. This change was effected on a prospective basis, beginning in the fourth quarter of 2020. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.4 million and $5.2 million as of December 31, 2020 and 2019, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2020 and the percentage of the outstanding performance obligations as of December 31, 2020 expected to be delivered during 2021:

	Unsatisfied performance obligations at December 31, 2020
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Rail Products Group:
Products:
External Customers	$669.0
Leasing Group	345.5
	$1,014.5	61.0%

Maintenance Services	$8.2	100.0%

Railcar Leasing and Management Services Group	$87.3	21.1%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2024. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2020, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
In March 2020, we entered into a lease agreement for a new headquarters facility in Dallas, Texas. The new lease has a contractual term of 16 years from the legal commencement date, which was February 1, 2021. There is an option to extend the lease term; however, we determined that the renewal was not reasonably certain at lease inception. For accounting purposes, the lease commencement date was determined to be in April 2020, which is when we obtained control of the new facility for build-out purposes.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2020	2019
Consolidated Statement of Operations
Operating lease expense	$15.8	$18.0
Short-term lease expense	$2.1	$4.1

	December 31, 2020	December 31, 2019
Consolidated Balance Sheet
Right-of-use assets (1)	$77.1	$44.2
Lease liabilities (2)	$96.9	$44.8

Weighted average remaining lease term	11.3 years	4.8 years
Weighted average discount rate	3.3%	4.1%

	Year Ended December 31,
	2020	2019
Consolidated Statement of Cash Flows
Cash flows from operating activities	$15.8	$18.0
Right-of-use assets recognized in exchange for new lease liabilities (3)	$56.3	$10.3
(1) Included in other assets in our Consolidated Balance Sheet. See Note 11 for more information on the impairment of right-of-use assets.
(2) Included in other liabilities in our Consolidated Balance Sheet.
(3) Includes the commencement of the new headquarters facility described above for the year ended December 31, 2020.

Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
2021	$8.6	$3.6	$12.2
2022	7.8	7.4	15.2
2023	6.0	7.5	13.5
2024	2.9	6.3	9.2
2025	0.9	5.8	6.7
Thereafter	0.6	62.8	63.4
Total operating lease payments	$26.8	$93.4	$120.2
Less: Present value adjustment			(20.3)
Less: Lease incentives			(3.0)
Total operating lease liabilities			$96.9
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties.
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
Leases previously classified as sales-type leases included an option for the lessee to purchase the leased railcars with certain notice. During the three months ended March 31, 2020, a lessee exercised its option to purchase such leased railcars. As of December 31, 2020, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
We manage risks associated with residual values of leased railcars by investing across a diverse portfolio of railcar types, staggering lease maturities within any given railcar type, avoiding concentration of railcar type and industry, and active participants in secondary markets. Additionally, our lease agreements contain normal wear and tear return condition provisions and high mileage thresholds designed to protect the value of our residual assets. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table summarizes the impact of our leases on our Consolidated Statement of Operations (in millions):

	Year Ended December 31,
	2020	2019
Operating lease revenues	$671.4	$676.3
Variable operating lease revenues	$51.0	$50.5
Sales-type lease revenues	$—	$160.5
Interest income on sales-type lease receivables	$—	$2.4
Profit recognized at sales-type lease commencement	$—	$19.0

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2021	$555.4
2022	436.2
2023	323.9
2024	238.6
2025	161.1
Thereafter	290.6
Total	$2,005.8
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical expected losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the year ended December 31, 2020, we recognized approximately $3.8 million of credit loss expense, which included $0.8 million in write-offs, related to our trade receivables that are in the scope of ASC 326, bringing the allowance for credit losses balance at December 31, 2020 to $9.3 million. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450.
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The costs of ordinary maintenance and repair are charged to operating costs. The estimated useful lives are as follows:

Buildings and improvements	3 – 30 years
Leasehold improvements	Generally over the term of the lease
Machinery and equipment	2 – 10 years
Information systems hardware and software	2 – 5 years
Railcars in our lease fleet	Generally 35 – 40 years
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. Based upon analysis of historical fleet data, review of industry standards, and consideration of certain economic factors by railcar type, we determined that it was appropriate to revise the useful lives and salvage values of certain railcar types in our lease fleet. The net impact of these changes, which took effect January 1, 2020, resulted in a change in the weighted average useful life from approximately 34 years to approximately 37 years. This change was accounted for as a change in accounting estimate, which is required to be accounted for on a prospective basis. This change in estimate resulted in a decrease in depreciation expense and a corresponding increase in income from continuing operations of approximately $30.8 million, as well as an increase in net income of approximately $23.7 million, for the year ended December 31, 2020. Further, earnings per share increased $0.20 per share for the year ended December 31, 2020. See Note 11 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the year ended December 31, 2020.
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. During the year ended December 31, 2020, we recorded impairments of long-lived assets totaling $396.4 million, which included $369.4 million related to our small cube covered hopper railcars, $15.2 million related to the planned divestiture of certain non-strategic maintenance facilities, and $11.8 million related to investments in certain emerging technologies. See Note 11 for more information, including a description of the key assumptions and other significant management judgments utilized in these impairment analyses. Based on our evaluations, no impairment charges were determined to be necessary on assets held and used as of December 31, 2019.
Assets Held for Sale
We classify our facilities as assets held for sale at the time management commits to a plan to sell the facility, and the sale is expected to be completed within one year. Assets held for sale are recorded at fair value, less any costs to sell, and are no longer subject to depreciation. During the fourth quarter of 2020, management approved a plan to exit certain non-strategic maintenance facilities. Additionally, we relocated our headquarters in Dallas, Texas into a leased facility. As of December 31, 2020, assets held for sale totaling $32.9 million are included in the Other assets line of our Consolidated Balance Sheets. There were no assets classified as held for sale on our Consolidated Balance Sheets as of December 31, 2019.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process, with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit results, discount rates, terminal growth rates and exit multiples. As of December 31, 2020 and 2019, our annual impairment test of goodwill was completed at the reporting unit level, and no impairment charges were determined to be necessary.

Goodwill by segment is as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Railcar Leasing and Management Services Group	$1.8	$1.8
Rail Products Group	145.4	145.4
All Other	61.6	61.6
	$208.8	$208.8
The net book value of intangible assets totaled $16.0 million and $18.7 million as of December 31, 2020 and 2019, respectively, and included finite-lived intangible assets of $13.5 million and $16.2 million, respectively, which are amortized over their estimated useful lives ranging from one year to twenty years. Based on our evaluations of intangible assets, no impairment charges were determined to be necessary as of December 31, 2020 and 2019.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for our non-recourse debt and lease obligations or as security for the performance of certain product sales agreements. As such, they are restricted in use.
Investments in Affiliates
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $145.9 million. For further information regarding our partially-owned leasing subsidiaries, see Note 5 of the Consolidated Financial Statements.
Other Investments
We hold certain other investments for which we do not have a controlling financial interest but have a significant influence over the financial and operating policies. The carrying values of our equity method investments totaled approximately $4.0 million and $3.8 million as of December 31, 2020 and 2019, respectively.
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

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning balance	$8.1	$7.4	$10.1
Warranty costs incurred	(2.1)	(3.8)	(2.8)
Warranty originations and revisions	5.9	4.5	0.1
Warranty expirations	(0.2)	—	—
Ending balance	$11.7	$8.1	$7.4
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
ASU 2020-04 — In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to accounting guidance on contract modifications and hedge accounting to ease the potential financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. ASU 2020-04 was effective upon issuance. ASU 2020-04 is in response to the announcement by United Kingdom's Financial Conduct Authority, which regulates the LIBOR, that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 30, 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017, LLC, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), TILC's warehouse loan facility, and our revolving credit facility. The adoption is not expected to have a significant impact on our Consolidated Financial Statements.
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
The following is a summary of operating results included in income (loss) from discontinued operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues	$—	$—	$1,042.0
Cost of revenues	—	—	840.8
Selling, engineering, and administrative expenses	0.2	4.1	116.8
Other (income) expense	—	—	(0.4)
Income (loss) from discontinued operations before income taxes	(0.2)	(4.1)	84.8
Provision (benefit) for income taxes	(0.1)	(1.0)	30.7
Income (loss) from discontinued operations, net of income taxes	$(0.1)	$(3.1)	$54.1

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
Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2020
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCL – loss/ (income) Controlling Interest	AOCL – loss/ (income) Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.8	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$1.3	$1.8
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.1	$0.1
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.5)	$—
Open hedge:
2017 promissory notes – interest rate swap	$488.0	2.66%	$(45.2)	$44.7	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2020	2019	2018
	(in millions)
Expired hedges:
2006 secured railcar equipment notes (2)	$(0.1)	$(0.2)	$(0.2)	$—
2018 secured railcar equipment notes	$0.2	$0.2	$0.1	$0.2
TRIP Holdings warehouse loan	$2.0	$2.0	$2.2	$1.8
TRIP Master Funding secured railcar equipment notes	$0.2	$0.2	$0.2	$0.1
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$0.1	$(0.1)
Open hedge:
2017 promissory notes – interest rate swap	$11.0	$3.1	$0.3	$11.0
(1) Based on the fair value of open hedges as of December 31, 2020.
(2) Upon settlement of the debt in March 2020, the remaining balance of $0.1 million in AOCL was recognized through interest expense. See Note 8 for additional information on the debt redemption.

Other Derivatives

		Included in accompanying balance sheet at December 31, 2020		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Year Ended December 31,		Expected effect during next twelve months(1)
				2020	2019
	(in millions)
Foreign currency hedge	$30.0	$4.8	$(7.3)	$3.2	$0.1	$(7.3)
(1) Based on the fair value of open hedges as of December 31, 2020.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2020	December 31, 2019
	(in millions)
Assets:
Cash equivalents	$24.2	$57.9
Restricted cash	96.4	111.4
Total assets	$120.6	$169.3
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

	Level 2
	December 31, 2020	December 31, 2019
	(in millions)
Assets:
Foreign currency hedge (1)	$4.8	$1.2
Total assets	$4.8	$1.2

Liabilities:
Interest rate hedge (2)	$45.2	$28.0
Total liabilities	$45.2	$28.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2020 and 2019, we have no assets measured as Level 3 in the fair value hierarchy, except as described in Note 10 and Note 11.
See Note 11 for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$801.5	$948.2	$249.7	$—	$—	$—	$1,999.4
Intersegment Revenue	0.8	661.3	1.5	—	(652.9)	(10.7)	—
Total Revenues	$802.3	$1,609.5	$251.2	$—	$(652.9)	$(10.7)	$1,999.4

Depreciation & Amortization	$214.7	$35.1	$8.0	$8.2	$—	$—	$266.0
Capital Expenditures	$602.2	$78.5	$6.3	$17.5	$—	$—	$704.5

	Year Ended December 31, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$1,116.3	$1,635.3	$253.5	$—	$—	$—	$3,005.1
Intersegment Revenue	0.9	1,339.5	7.5	—	(1,331.1)	(16.8)	—
Total Revenues	$1,117.2	$2,974.8	$261.0	$—	$(1,331.1)	$(16.8)	$3,005.1

Depreciation & Amortization	$232.2	$34.1	$8.3	$9.0	$—	$—	$283.6
Capital Expenditures	$1,122.2	$85.6	$9.1	$2.3	$—	$—	$1,219.2

	Year Ended December 31, 2018
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Corporate	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$842.0	$1,409.2	$257.9	$—	$—	$—	$2,509.1
Intersegment Revenue	0.8	1,003.7	12.7	—	(990.3)	(26.9)	—
Total Revenues	$842.8	$2,412.9	$270.6	$—	$(990.3)	$(26.9)	$2,509.1

Depreciation & Amortization	$196.6	$35.6	$9.8	$9.9	$—	$—	$251.9
Capital Expenditures	$948.3	$18.7	$14.6	$4.0	$—	$—	$985.6

The reconciliation of segment operating profit (loss) to consolidated net income (loss) is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$353.7	$406.6	$351.1
Rail Products Group	36.3	277.6	167.6
All Other	28.2	19.9	40.2
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	418.2	704.1	558.9
Corporate	(97.7)	(108.0)	(149.1)
Impairment of long-lived assets	(396.4)	—	—
Restructuring activities, net	(11.0)	(14.7)	—
Eliminations – Lease Subsidiary	(35.2)	(164.7)	(95.1)
Eliminations – Other	(2.4)	(0.4)	0.4
Consolidated operating profit (loss)	$(124.5)	$416.3	$315.1
Other (income) expense	370.0	215.6	163.5
Provision (benefit) for income taxes	(268.4)	61.5	42.6
Income (loss) from discontinued operations, net of income taxes	(0.1)	(3.1)	54.1
Net income (loss)	$(226.2)	$136.1	$163.1

Total assets for these segments is shown in the table below.

	December 31, 2020	December 31, 2019
	(in millions)
Railcar Leasing and Management Services Group	$7,652.1	$8,012.6
Rail Products Group	858.6	1,019.8
All Other	199.4	195.7
Segment Totals before Eliminations and Corporate	8,710.1	9,228.1
Corporate	812.0	378.1
Eliminations – Lease Subsidiary	(820.3)	(903.8)
Eliminations – Other	—	(1.0)
Total Assets	$8,701.8	$8,701.4
Corporate assets are composed of cash and cash equivalents, short-term marketable securities, income tax receivable, notes receivable, certain property, plant, and equipment, and other assets.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2020, 2019, and 2018 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2020 and 2019 are $126.9 million and $136.0 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2020 and 2019 are $111.9 million and $112.2 million, respectively.
One customer in the Rail Products Group comprised approximately 14% of our consolidated revenues during the year ended December 31, 2020.

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
At December 31, 2020, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $145.9 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding LLC ("TRIP Master Funding") (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL-2012", wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors. TILC is the contractual servicer for TRIP Master Funding and TRL-2012, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
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
See Note 8 regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries. See Note 11 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the year ended December 31, 2020.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	December 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.5	$—	$3.5	$—	$3.5
Accounts receivable	82.0	8.4	90.4	—	90.4
Property, plant, and equipment, net (2)	5,795.9	1,626.3	7,422.2	(820.3)	6,601.9
Restricted cash	65.2	31.1	96.3	—	96.3
Other assets	38.1	1.6	39.7	—	39.7
Total assets	$5,984.7	$1,667.4	$7,652.1	$(820.3)	$6,831.8

Accounts payable and accrued liabilities	$141.4	$30.9	$172.3	$—	$172.3
Debt, net	3,340.5	1,228.3	4,568.8	—	4,568.8
Deferred income taxes	1,062.3	1.1	1,063.4	(186.2)	877.2
Other liabilities	25.7	—	25.7	—	25.7
Total liabilities	4,569.9	1,260.3	5,830.2	(186.2)	5,644.0
Noncontrolling interest	—	277.2	277.2	—	277.2
Total Equity	$1,414.8	$129.9	$1,544.7	$(634.1)	$910.6

	December 31, 2019
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$1.8	$—	$1.8	$—	$1.8
Accounts receivable	73.9	8.7	82.6	—	82.6
Property, plant, and equipment, net	5,818.9	1,786.7	7,605.6	(903.8)	6,701.8
Restricted cash	78.4	33.0	111.4	—	111.4
Other assets	209.8	1.4	211.2	—	211.2
Total assets	$6,182.8	$1,829.8	$8,012.6	$(903.8)	$7,108.8

Accounts payable and accrued liabilities	$100.7	$44.6	$145.3	$—	$145.3
Debt, net	3,080.7	1,278.4	4,359.1	—	4,359.1
Deferred income taxes	861.7	1.1	862.8	(184.8)	678.0
Other liabilities	32.7	—	32.7	—	32.7
Total liabilities	4,075.8	1,324.1	5,399.9	(184.8)	5,215.1
Noncontrolling interest	—	348.8	348.8	—	348.8
Total Equity	$2,107.0	$156.9	$2,263.9	$(719.0)	$1,544.9
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
(2) See Note 11 for further information regarding impairment of long-lived assets recorded in the year ended December 31, 2020.

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 versus 2019	2019 versus 2018
	($ in millions)
Revenues:
Leasing and management revenues	$747.9	$756.5	$728.9	(1.1)%	3.8%
Sales of railcars owned one year or less at the time of sale (1)(2)	54.4	360.7	113.9	(84.9)%	216.7%
Total revenues	$802.3	$1,117.2	$842.8	(28.2)%	32.6%

Operating profit (3):
Leasing and management	$336.0	$314.7	$291.8	6.8%	7.8%
Railcars owned one year or less at the time of sale	0.4	41.4	21.5	(99.0)%	92.6%
Railcars owned more than one year at the time of sale	17.3	50.5	50.4	(65.7)%	0.2%
Property disposition losses (4)	—	—	(12.6)	*	*
Total operating profit	$353.7	$406.6	$351.1	(13.0)%	15.8%
Total operating profit margin	44.1%	36.4%	41.7%

Leasing and management operating profit margin	44.9%	41.6%	40.0%

Selected expense information:
Depreciation (5)(6)	$214.7	$232.2	$196.6	(7.5)%	18.1%
Maintenance and compliance	$88.1	$102.1	$99.3	(13.7)%	2.8%
Rent	$9.7	$16.9	$42.4	(42.6)%	(60.1)%
Selling, engineering, and administrative expenses	$51.3	$49.5	$51.1	3.6%	(3.1)%
Interest	$196.2	$197.2	$142.3	(0.5)%	38.6%
 * Not meaningful
(1) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(2) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. See Note 1 for more information.
(3) Operating profit includes: depreciation; maintenance and compliance; rent; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(4) Property disposition losses for the year ended December 31, 2018 included a non-cash charge of $12.6 million associated with our election to forego the early purchase options contained in certain lease agreements.
(5) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense in the year ended December 31, 2020 of approximately $30.8 million. This decrease was partially offset by higher depreciation associated with growth in the lease fleet. See Note 1 for further information.
(6) As a result of the impairment of long-lived assets related to our small cube covered hopper railcars recorded in the second quarter of 2020, our quarterly depreciation expense beginning in the third quarter of 2020 has decreased by approximately $3.5 million, for a total reduction of $7.0 million for the year ended December 31, 2020.

During the years ended December 31, 2020, 2019, and 2018, information related to the sales of leased railcars is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Sales of leased railcars:
Railcars owned one year or less at the time of sale (1)(2)	$54.4	$360.7	$113.9
Railcars owned more than one year at the time of sale	138.7	205.7	230.5
	$193.1	$566.4	$344.4

Operating profit on sales of leased railcars:
Railcars owned one year or less at the time of sale	$0.4	$41.4	$21.5
Railcars owned more than one year at the time of sale	17.3	50.5	50.4
	$17.7	$91.9	$71.9

Operating profit margin on sales of leased railcars:
Railcars owned one year or less at the time of sale	0.7%	11.5%	18.9%
Railcars owned more than one year at the time of sale	12.5%	24.6%	21.9%
Weighted average operating profit margin on sales of leased railcars	9.2%	16.2%	20.9%
(1) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(2) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. See Note 1 for more information.
Railcar Leasing Equipment Portfolio. The Leasing Group's equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one year and ten years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on operating leases related to our wholly-owned and partially-owned subsidiaries are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$550.4	$432.8	$322.3	$237.9	$160.9	$290.6	$1,994.9
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2020 consisted primarily of non-recourse debt. As of December 31, 2020, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,418.5 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2020 was $1,364.4 million. See Note 8 for more information regarding the Leasing Group's debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,149.9 million is pledged as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $476.4 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 5 for a description of TRIP Holdings and RIV 2013.

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.2	$7.5	$5.7	$2.5	$0.6	$0.3	$24.8
Future contractual minimum rental revenues	$5.0	$3.4	$1.6	$0.7	$0.2	$—	$10.9
Operating lease obligations totaling $2.0 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $2.0 million, which is excluded from the table above.
Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2020	December 31, 2019
	(in millions)
Manufacturing/Corporate:
Land	$23.2	$28.4
Buildings and improvements	428.6	402.2
Machinery and other	485.1	546.7
Construction in progress	42.5	63.1
	979.4	1,040.4
Less accumulated depreciation	(577.9)	(631.6)
	401.5	408.8
Leasing:
Wholly-owned subsidiaries:
Machinery and other	19.5	13.7
Equipment on lease	7,010.6	6,944.2
	7,030.1	6,957.9
Less accumulated depreciation	(1,234.2)	(1,139.0)
	5,795.9	5,818.9
Partially-owned subsidiaries:
Equipment on lease	2,248.2	2,410.0
Less accumulated depreciation	(621.9)	(623.3)
	1,626.3	1,786.7

Deferred profit on railcars sold to the Leasing Group	(1,064.7)	(1,135.8)
Less accumulated amortization	244.4	232.0
	(820.3)	(903.8)
	$7,003.4	$7,110.6
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
We capitalized an insignificant amount of interest expense as part of the construction of facilities and equipment during 2020. We did not capitalize any interest expense during 2019.

We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and our experience selling similar properties in the past. As of December 31, 2020, we had non-operating plants with a net book value of $12.4 million. See Note 11 for further information regarding impairment of long-lived assets recorded in the year ended December 31, 2020, as well as asset impairment charges related to non-operating plants that were recorded during the year ended December 31, 2019. See Note 1 for more information regarding assets classified as held for sale as of December 31, 2020.
Note 8. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$50.0	$50.0	$125.0	$125.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	420.3	399.8	411.7
	449.8	470.3	524.8	536.7
Less: unamortized debt issuance costs	(1.6)		(2.0)
Total recourse debt	448.2		522.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	—	—	109.3	114.0
2009 secured railcar equipment notes	142.3	170.0	147.8	168.7
2010 secured railcar equipment notes	235.9	248.5	248.5	264.3
2017 promissory notes, net of unamortized discount of $10.1 and $—	802.7	802.7	627.1	627.1
2018 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	434.7	449.3	452.1	466.2
TRIHC 2018 secured railcar equipment notes, net of unamortized discount of $— and $1.4	—	—	265.4	270.9
2019 secured railcar equipment notes, net of unamortized discount of $0.3 and $0.4	860.5	890.8	901.0	904.9
2020 secured railcar equipments notes, net of unamortized discount of $0.1 and $—	369.0	370.2	—	—
TILC warehouse facility	519.4	519.4	353.4	353.4
	3,364.5	3,450.9	3,104.6	3,169.5
Less: unamortized debt issuance costs	(24.0)		(23.9)
	3,340.5		3,080.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	352.5	373.9	371.4	374.4
TRIP Master Funding secured railcar equipment notes	885.0	959.7	917.9	984.0
	1,237.5	1,333.6	1,289.3	1,358.4
Less: unamortized debt issuance costs	(9.2)		(10.9)
	1,228.3		1,278.4
Total non–recourse debt	4,568.8		4,359.1
Total debt	$5,017.0	$5,254.8	$4,881.9	$5,064.6
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

Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility that matures in November 2023. During the year ended December 31, 2020, we had total borrowings of $545.0 million and total repayments of $620.0 million under the revolving credit facility, with a remaining outstanding balance of $50.0 million as of December 31, 2020. Additionally, we had outstanding letters of credit issued in an aggregate amount of $35.2 million, leaving $364.8 million available for borrowing as of December 31, 2020. The outstanding letters of credit as of December 31, 2020 are scheduled to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of December 31, 2020. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of December 31, 2020).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2020, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional near-term flexibility through December 31, 2021. As of December 31, 2020, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
Senior Notes Due 2024 – In September 2014, we issued $400.0 million aggregate principal amount of 4.55% senior notes due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt and rank equal to existing and future senior indebtedness, including our revolving credit facility. The Senior Notes are subordinated to all our existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under our revolving credit facility. See "Liquidity and Capital Resources" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Wholly-owned leasing subsidiaries
TRL V – In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”). In March 2020, TRL V redeemed its 2006 Secured Railcar Equipment Notes due May 2036, of which $104.7 million was outstanding at the redemption date. The fixed interest rate for these notes was at 5.90% per annum. In connection with the early redemption, we recognized a loss on extinguishment of debt of $5.0 million, which included a $4.7 million early redemption premium and $0.3 million in unamortized debt issuance costs. The loss on extinguishment of debt is included in interest expense in our Consolidated Statement of Operations.
TRL VII – In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (the “2009 Secured Railcar Equipment Notes”), of which $142.3 million was outstanding as of December 31, 2020. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $235.9 million was outstanding as of December 31, 2020. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL-2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.

TILC Warehouse Loan Facility – TILC has a $750.0 million warehouse loan facility, which was established to finance railcars owned by TILC. During the year ended December 31, 2020, we had total borrowings of $283.6 million and total repayments of $117.6 million under the TILC warehouse loan facility, with a remaining outstanding balance of $519.4 million as of December 31, 2020. The entire unused facility amount of $230.6 million was available as of December 31, 2020 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.76% at December 31, 2020. Amounts outstanding at maturity, absent renewal, are payable in March 2022.
TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024. In November 2018, the 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). As of December 31, 2020, $802.7 million of the 2017 Promissory Notes was outstanding. The 2017 Promissory Notes bear interest at a rate of LIBOR plus 1.50%, for an all-in interest rate of 1.69% as of December 31, 2020, payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017. Net proceeds received from the July 2020 transaction were used to repay approximately $48.3 million of borrowings under TILC's secured warehouse credit facility, and the remaining proceeds were used to repay borrowings under the Company’s revolving credit facility, and for general corporate purposes.
TRL-2018 – In June 2018, Trinity Rail Leasing 2018, LLC, a Delaware limited liability company ("TRL-2018") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million in Secured Railcar Equipment Notes (the "TRL-2018 Secured Railcar Equipment Notes"). The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of TRL-2018's Series 2018-1 Class A-1 Secured Railcar Equipment Notes (the "TRL-2018 Class A-1 Notes"), and (ii) an aggregate principal amount of $282.5 million of TRL-2018's Series 2018-1 Class A-2 Secured Railcar Equipment Notes (the “TRL-2018 Class A-2 Notes”). The TRL-2018 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated June 20, 2018 between TRL-2018 and Wilmington Trust Company, as indenture trustee. In October 2020, TRL-2018 issued $155.5 million of Series 2020-1 Class A Secured Railcar Equipment Notes (the “2020-1 Notes”) (the TRL-2018 Class A-1 Notes, the TRL-2018 Class A-2 Notes, and the 2020-1 Notes are, collectively, the “TRL-2018 Notes”) under the existing indenture. In a separate transaction during October 2020, TRL-2018 redeemed its TRL-2018 Class A-1 Notes, of which $153.1 million was outstanding at the redemption date. The fixed interest rate for these notes was 3.82% per annum.
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $152.4 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon acquired and owned by TRL-2018, certain cash reserves, and other assets of TRL-2018.
TRIHC 2018 – In October 2018, TRIHC 2018 LLC ("TRIHC 2018") was acquired by the Leasing Group, from an unrelated seller, and included the entire equity interest of a railcar leasing entity for $75.4 million in cash. As a result of the purchase transaction, the Leasing Group acquired approximately 4,150 railcars, substantially all of which are currently under lease to third parties, and assumed indebtedness of approximately $283.9 million with maturities ranging from 2018 through 2035. In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, redeemed in full approximately $258.6 million of secured notes issued by TRIHC 2018.

TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC ("TRL-2019"), a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Secured Railcar Equipment Notes"). The TRL-2019 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Secured Railcar Equipment Notes, of which $491.1 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Secured Railcar Equipment Notes"). The TRL-2019-2 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019-2 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2019-2 Supplement dated as of October 17, 2019. The TRL-2019 Class A-1 Notes, of which $90.1 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Secured Railcar Equipment Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
TRL-2020 – In November 2020, TRL-2020 issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Notes were issued pursuant to a Master Indenture, dated November 19, 2020 between TRL-2020 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2020-2 Supplement dated November 19, 2020. The TRL-2020 Class A-1 Notes, of which $108.3 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2020, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2020 Notes were used to repay approximately $22.1 million of borrowings under the Leasing Group's secured warehouse credit facility, to redeem in full approximately $258.6 million of secured notes issued by TRIHC 2018 as described above, and for general corporate purposes.

Partially-owned leasing subsidiaries
TRIP Master Funding – The TRIP Master Funding Secured Railcar Equipment Notes consisted of three classes with (i) the Class A-1a TRIP Master Funding Secured Railcar Equipment Notes ("TRMF Class A-1a Notes") bearing interest at 4.37%, (ii) the Class A-1b TRIP Master Funding Secured Railcar Equipment Notes ("TRMF Class A-1b Notes") bearing interest at LIBOR plus 2.50%, and (iii) the Class A-2 TRIP Master Funding Secured Railcar Equipment Notes ("TRMF Class A-2 Notes") bearing interest at 6.02%, all payable monthly, with a final maturity date in July 2041. In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes consisting of two classes with (i) the Class A-1 Series 2014-1 Secured Railcar Equipment Notes ("TRMF 2014-1 Class A-1 Notes") bearing interest at 2.86% and (ii) the Class A-2 Series 2014-1 Secured Railcar Equipment Notes ("TRMF 2014-1 Class A-2 Notes") bearing interest at 4.09%, with a final maturity date of April 2044. In August 2017, TRIP Master Funding issued $237.9 million in aggregate principal amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRMF Class A-1a Notes and TRMF Class A-1b Notes as well as the TRMF 2014-1 Class A-1 Notes in full. The TRIP Master Funding Secured Railcar Equipment Notes and the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2020, there were $508.8 million outstanding of the TRMF Class A-2 Notes and $220.7 million of the TRMF 2014-1 Class A-2 Notes.
The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with (i) the Class A-1 2017-1 Secured Railcar Equipment Notes ("TRMF 2017-1 Class A-1 Notes") bearing interest at 2.71% and (ii) the Class A-2 2017-1 Secured Railcar Equipment Notes ("TRMF 2017-1 Class A-2 Notes") bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2020, there were $20.6 million and $134.9 million of TRMF 2017-1 Class A-1 Notes and TRMF 2017-1 Class A-2 Notes outstanding, respectively.
TRL-2012 – In December 2012, TRL-2012, a Delaware limited liability company and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes" and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes"), of which $25.9 million and $188.4 million, respectively, were outstanding as of December 31, 2020. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL-2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 for further explanation. In August 2013, TRL-2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes of which $138.2 million was outstanding as of December 31, 2020. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.90%, are payable monthly, and have a stated final maturity date of July 15, 2043.
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

The remaining principal payments under existing debt agreements as of December 31, 2020 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Recourse:
Corporate	$—	$—	$50.0	$400.0	$—	$—	$450.0
Non-recourse – leasing (Note 6):
2009 secured railcar equipment notes	14.5	14.0	11.8	14.5	19.9	67.6	142.3
2010 secured railcar equipment notes	22.8	20.8	22.3	18.4	20.6	131.0	235.9
2017 promissory notes	44.4	44.4	44.4	44.4	635.2	—	812.8
2018 secured railcar equipment notes	17.9	19.0	19.1	19.1	14.9	344.9	434.9
2019 secured railcar equipment notes	37.8	36.8	34.9	36.6	35.2	679.5	860.8
2020 secured railcar equipment notes	20.0	18.5	18.3	14.4	11.3	286.6	369.1
TILC warehouse facility	16.7	2.8	—	—	—	—	19.5
Facility termination payments – TILC warehouse facility	—	499.9	—	—	—	—	499.9
TRL 2012 secured railcar equipment notes	19.8	19.5	22.7	28.9	31.3	230.3	352.5
TRIP Master Funding secured railcar equipment notes	40.5	41.8	37.0	191.6	70.3	503.8	885.0
Total principal payments	$234.4	$717.5	$260.5	$767.9	$838.7	$2,243.7	$5,062.7

Note 9. Income Taxes
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
Federal:
Effect of CARES Act	$(373.3)	$—	$—
Other	(125.4)	(6.0)	(19.1)
	(498.7)	(6.0)	(19.1)
State	(0.1)	6.6	(1.5)
Foreign	4.3	6.1	5.3
Total current	(494.5)	6.7	(15.3)
Deferred:
Federal:
Effect of CARES Act	192.9	—	—
Other	23.4	44.0	43.2
	216.3	44.0	43.2
State	(0.4)	12.3	14.7
Foreign	10.2	(1.5)	—
Total deferred	226.1	54.8	57.9
Provision (benefit)	$(268.4)	$61.5	$42.6
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Effect of CARES Act	36.5	—	—
Impairment - noncontrolling interest in partially-owned subsidiaries	(3.5)	—	—
State taxes	1.1	2.2	2.3
Foreign branch taxes	(0.2)	1.2	2.9
Executive compensation limitations	(0.3)	1.2	0.9
Interest expense limitations from partially-owned subsidiaries	0.2	1.0	1.3
Noncontrolling interest in partially-owned subsidiaries	0.1	0.1	(0.5)
Changes in state laws and apportionment	(1.2)	4.3	5.2
Changes in valuation allowances and reserves	0.5	—	1.6
Equity compensation	—	(0.8)	(1.4)
Effect of Tax Cuts and Jobs Act	—	—	(3.9)
Other, net	0.1	0.4	(1.3)
Effective rate	54.3%	30.6%	28.1%
The effective tax rate is based upon the U.S. statutory rate of 21.0% for the years ended December 31, 2020, 2019, and 2018. For the year ended December 31, 2020, the difference between the U.S. statutory rate and effective tax rate is primarily due the impact of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") partially offset by the portion of the non-cash small cube covered hopper railcar impairment charge that is not tax-effected because it is related to the noncontrolling interest. For the year ended December 31, 2019, the difference between the U.S. statutory rate and effective tax rate is primarily due to state income tax expense, foreign branch taxes, and changes in state tax laws and apportionment. For the year ended December 31, 2018, the difference between the U.S. statutory tax rate and the effective tax rate was primarily attributed to state income tax expense, foreign branch taxes, changes in state tax and apportionment laws, and the final accounting for the effects of the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. See Note 5 for a further explanation of activities with respect to our partially-owned leasing subsidiaries.

On March 27, 2020, the CARES Act was enacted. The CARES Act was a stimulus package and part of a series of bills meant to address the economic uncertainties associated with COVID-19. Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018 and 2019 tax losses to the 2013-2015 tax years, allowing the recovery of taxes previously paid. The tax losses generated in 2020 will also be carried back to offset the remaining income in 2015. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The overall net impact of the CARES Act resulted in a tax benefit of $180.4 million for the year ended December 31, 2020.
Income (loss) before income taxes for the years ended December 31, 2020, 2019, and 2018 was $(487.1) million, $201.1 million, and $139.8 million, respectively, for U.S. operations, and $(7.4) million, $(0.4) million, and $11.8 million, respectively, for foreign operations, principally Mexico and Canada.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$996.8	$913.4
Partially-owned subsidiaries basis difference	139.9	144.7
Right-of-use assets	17.5	10.0
Total deferred tax liabilities	1,154.2	1,068.1
Deferred tax assets:
Workers compensation, pensions, and other benefits	27.1	3.1
Warranties and reserves	3.9	4.5
Equity items	9.5	46.1
Tax loss carryforwards and credits	62.8	229.0
Inventory	5.4	5.1
Accrued liabilities and other	5.3	9.7
Lease liabilities	22.9	10.0
Total deferred tax assets	136.9	307.5
Net deferred tax liabilities before valuation allowances	1,017.3	760.6
Valuation allowances	25.2	19.5
Net deferred tax liabilities before reserve for uncertain tax positions	1,042.5	780.1
Deferred tax assets included in reserve for uncertain tax positions	(1.0)	(1.0)
Adjusted net deferred tax liabilities	$1,041.5	$779.1
At December 31, 2020, we had $18.9 million of federal consolidated net operating loss carryforwards and $22.8 million of tax-effected state loss carryforwards remaining. All of the federal net operating loss carryforwards were acquired in 2010. The acquired federal net operating loss carryforwards are subject to limitations on the amount that can be utilized in any one year tax year and are due to expire in 2028 and 2029. The federal net operating loss generated in the current year will be carried back five years under the CARES Act to offset income remaining in 2015. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
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

Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning balance	$2.3	$8.1	$7.0
Additions for tax positions of prior years	—	—	3.0
Reductions for tax positions of prior years	—	—	(0.3)
Settlements	—	(5.8)	(1.5)
Expiration of statute of limitations	—	—	(0.1)
Ending balance	$2.3	$2.3	$8.1
Settlements during the years ended December 31, 2019 and 2018 were due to the resolution of state audits.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2020 and 2019, that would affect our effective tax rate if recognized, was $4.1 million and $4.0 million, respectively.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2020 and 2019 was $2.9 million and $2.7 million, respectively. Income tax expense for the years ended December 31, 2020, 2019, and 2018 included an increase of $0.2 million, a decrease of $1.0 million, and an increase of $0.5 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
Note 10. Employee Retirement Plans
We sponsor defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020 which resulted in the Company no longer having any remaining funded pension plan obligations. Except for retirees receiving payments under the Pension Plan, participants had the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments.
Upon settlement, we recognized a pre-tax non-cash pension settlement charge of $151.5 million, which was inclusive of all unamortized losses previously recorded in AOCL. The settlement charge was recognized in our Statement of Operations during the fourth quarter when the payments were made to those participants electing to receive a lump sum distribution and when the annuity contracts were purchased to settle all remaining outstanding pension obligations. The surplus of the Pension Plan of $23.6 million will be used, as prescribed in the applicable regulations, to fund obligations associated with the Company's defined contribution profit sharing plan and final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes.

Actuarial assumptions

	Year Ended December 31,
	2020	2019	2018
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	N/A	2.73%	4.45%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	2.71%	4.45%	3.79%
Long-term rate of return on plan assets	3.90%	4.90%	5.65%
Prior to the settlement of our Pension Plan, the obligation discount rate assumption was determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on the plans' assets was an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. Substantially all of the accrued benefits of our remaining pension plans were frozen in 2009, with all qualified pension plans settled as of December 31, 2020.
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Expense Components
Service cost	$—	$0.1	$0.1
Interest	14.8	19.7	18.3
Expected return on plan assets	(20.9)	(23.0)	(27.4)
Amortization of actuarial loss	6.0	4.6	4.8
Amortization of prior service cost	1.2	—	—
Settlement loss	151.5	—	—
Other	—	—	0.6
Net periodic benefit cost	152.6	1.4	(3.6)
Profit sharing	9.0	11.0	11.1
Net expense	$161.6	$12.4	$7.5
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

Obligations and funded status
Information regarding the terminated Pension Plan and the Supplemental Executive Retirement Plan ("SERP") based upon a December 31 measurement date is as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Accumulated Benefit Obligations	$15.5	$557.9
Projected Benefit Obligations:
Beginning of year	$557.9	$453.2
Service cost	—	0.1
Interest	14.8	19.7
Benefits paid	(23.0)	(22.2)
Actuarial (gain) loss	18.0	105.6
Plan amendments	—	1.5
Settlements	(552.2)	—
End of year	$15.5	$557.9
Plans' Assets:
Beginning of year	$548.5	$478.7
Actual return on assets	49.3	90.9
Employer contributions	1.0	1.1
Benefits paid	(23.0)	(22.2)
Settlements	(552.2)	—
End of year	$23.6	$548.5

Consolidated Balance Sheet Components:
Pension Plan:
Other assets	$23.6	$5.5
Accrued liabilities	—	—
Net funded status	$23.6	$5.5

SERP:
Other assets	$—	$—
Accrued liabilities	(15.5)	(14.9)
Net funded status	$(15.5)	$(14.9)
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Settlement of pension plan	$151.5	$—	$—
Actuarial gain (loss)	10.4	(37.7)	(12.5)
Amortization of actuarial loss	6.0	4.6	4.8
Amortization of prior service cost	1.2	—	—
New prior service cost base	—	(1.5)	—
Total before income taxes	169.1	(34.6)	(7.7)
Income tax (benefit) expense	39.2	(7.9)	(1.8)
Net amount recognized in other comprehensive income (loss)	$129.9	$(26.7)	$(5.9)
At December 31, 2020, AOCL included unrecognized actuarial losses related to our SERP of $5.9 million ($4.0 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2021 are $0.3 million ($0.2 million net of related income taxes).

Plan assets
Upon settlement of our Pension Plan in the fourth quarter of 2020, the target and actual investment allocation strategy at December 31, 2020 is 100% cash and cash equivalents. The estimated fair value of the plans' assets at December 31, 2020 was $23.6 million of temporary cash investments (Level 1).
In anticipation of the planned settlement, we adjusted our target allocation at December 31, 2019 to a 100% liability hedging portfolio. Historically, our investment strategies were developed as part of a comprehensive asset/liability management process that considered the relationship between both the assets and liabilities of the plans for the purpose of providing the capital assets necessary to meet the financial obligations made to participants of our pension plans. These strategies considered not only the expected risk and returns on the plans' assets, but also the actuarial projections of liabilities, projected contributions, and funded status. Our investment policy statement allocated our pension plan assets into two portfolios as follows:
•Liability hedging portfolio – The objective of the liability hedging portfolio is to match the characteristics of the pension plans' liabilities. This portfolio consists of fixed income holdings which are generally investment grade.
•Growth portfolio – The objective of the growth portfolio is to focus upon total return with an acceptable level of risk. This portfolio is heavily weighted toward U.S. equities with a lesser exposure to international equities, domestic real estate investment trusts, U.S. high yield and emerging market sovereign debt.
The target allocation between these two portfolios varied based on the pension plans' percentage of projected benefit obligations funded status. The range of target asset allocations were determined after giving consideration to the expected returns of each asset category within the two portfolios, the expected performance of each asset category, the volatility of asset returns over time, and the complementary nature of the asset mix within the portfolio. The principal pension investment strategies included asset allocation and active asset management within approved guidelines. These assets were managed by an investment advisor.
The estimated fair value of the plans' assets at December 31, 2019, indicating input levels used to determine fair value are as follows:

	Fair Value Measurement as of December 31, 2019
	(in millions)
	Level 1	Level 2	Level 3	Total
Temporary cash investments	$13.5	$—	$—	$13.5
Fixed Income – Government and agencies	—	121.7	—	121.7
Fixed Income – Corporate	—	370.5	—	370.5
Fixed Income – Asset-backed securities	—	2.2	—	2.2
Fixed Income – Collateralized mortgage-backed	—	4.1	—	4.1
Equity common trust funds	—	29.1	—	29.1
Debt common trust funds	—	—	7.4	7.4
	$13.5	$527.6	$7.4	$548.5
The pension plans' assets are valued at fair value. The following is a description of the valuation methodologies used in determining fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described further in Note 3:
Temporary cash investments – These investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments.
Fixed Income – Government and agencies – These investments consist primarily of U.S. treasury bonds and notes, U.S. treasury inflation protected securities, U.S. government agency debt, municipal bonds, and other global government bonds. The fair value of these securities is based on quoted market prices when available or is based on yields currently available on comparable securities or on an industry valuation model, which maximizes observable inputs. These securities are categorized as Level 2 instruments.
Fixed Income – Corporate – These investments consist of U.S. and global corporate bonds and notes. The fair value of these securities is based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar debt instruments, the fair value is based upon an industry valuation model, which maximizes observable inputs. These securities are categorized as Level 2 instruments.

Fixed Income – Asset-backed securities – Asset-backed securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable. These securities are categorized as Level 2 instruments.
Fixed Income – Collateralized mortgage-backed – Mortgage-backed securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable. These securities are categorized as Level 2 instruments.
Common trust funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as a combination of Level 2 and Level 3 instruments.
Funding of Defined Contribution Plans
Based on the plan provisions that were in effect during the majority of 2020, participants in the 401(k) plan were eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranged from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants. In August 2020, the Company amended the plan to replace the company-funded annual retirement contribution with a qualified automatic contribution arrangement safe harbor plan structure. The revised matching structure will provide for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period.
Employer contributions to the 401(k) plan and the Supplemental Profit Sharing Plan (effective as of January 1, 2021, the Trinity Industries, Inc. Deferred Compensation Plan) during 2020 totaled $11.4 million. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2021 are expected to be $18.5 million, which includes the payment of the contributions accrued as of December 31, 2020, as well as the 2021 contributions pursuant to the plan design changes described above.

Note 11. Asset Impairments and Restructuring Activities
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
The fair value of the asset group was determined using an income approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of the asset group of approximately $191.7 million, in comparison to the asset group's carrying amount of $550.0 million, net of deferred profit. As a result, during the second quarter, we recorded a pre-tax non-cash impairment charge of $358.3 million related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use assets associated with our leased-in portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $11.1 million. The aggregate impairment charge of $369.4 million, which includes $81.3 million associated with noncontrolling interest, is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations for the year ended December 31, 2020.
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
Other asset write-downs
During the fourth quarter of 2020, management approved a plan to exit certain non-strategic maintenance facilities (the "disposal group"). We determined that the planned divestiture of the disposal group met the criteria to be classified as assets held for sale, and consequently, we measured the assets of the disposal group at fair value, less any costs to sell. The results of our analysis indicated a pre-tax non-cash write-down of $15.2 million, which we recorded during the year ended December 31, 2020. The charge is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations for the year ended December 31, 2020.

Additionally, during the year ended December 31, 2020, we recorded a pre-tax non-cash charge to write off $11.8 million related to investments in certain emerging technologies. This charge is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations for the year ended December 31, 2020.
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
Throughout 2020, we continued our efforts to better align support services with our rail-focused strategy, which resulted in headcount reductions across multiple functions, including certain corporate and operational support functions primarily at our Dallas headquarters. Additionally, we executed a lease agreement on a new headquarters facility to better suit our new organizational structure, which prompted the need to perform a recoverability test on our existing corporate headquarters campus to evaluate for impairment. This test indicated that the carrying value was not recoverable. The fair value of our corporate headquarters campus was measured based on a third-party valuation estimate using Level 2 and Level 3 inputs in the fair value hierarchy and resulted in a non-cash impairment charge of $5.2 million during the year ended December 31, 2020.
During the year ended December 31, 2020, we recorded total restructuring charges of $11.0 million, consisting of $7.8 million for severance costs, $5.3 million of non-cash charges primarily from the write-down of our corporate headquarters campus described above and certain other assets, and $0.6 million in contract termination costs, partially offset by a $2.7 million net gain on the disposition of a non-operating facility and certain related assets.
As we continue to reposition the organization, it is possible that we will engage in additional restructuring activities in the near term.
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheet:

	Accrued charges as of December 31, 2019	Charges and adjustments	Payments	Accrued charges as of December 31, 2020
	(in millions)
Cash charges:
Employee severance costs	$3.4	$7.8	$(9.8)	$1.4
Contract termination costs	—	0.6	(0.6)	—
	$3.4	$8.4	$(10.4)	$1.4
Asset impairment charges:
Write-down of assets		$5.3
(Gain)/loss on disposition of assets		(2.7)
		$2.6
Total restructuring activities		$11.0
Although restructuring activities are not allocated to our reportable segments, the following tables summarize the restructuring activities by reportable segment:

	Year Ended December 31, 2020
	Employee Severance Costs	Contract Termination Costs	(Gain)/Loss on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$—	$1.4
Rail Products Group	4.0	0.2	(2.9)	—	1.3
All Other	0.2	—	0.2	—	0.4
Corporate	2.2	0.4	—	5.3	7.9
Total restructuring activities	$7.8	$0.6	$(2.7)	$5.3	$11.0

	Year Ended December 31, 2019
	Employee Severance Costs	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$0.2	$—	$0.2
Rail Products Group	0.7	—	0.7
All Other	0.5	10.9	11.4
Corporate	2.4	—	2.4
Total restructuring activities	$3.8	$10.9	$14.7
Note 12. Accumulated Other Comprehensive Loss
Changes in AOCL for the years ended December 31, 2020 and 2019 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) and prior service cost of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2018	$(1.3)	$(8.3)	$(107.2)	$(116.8)
Other comprehensive loss, net of tax, before reclassifications	—	(12.8)	(30.2)	(43.0)
Amounts reclassified from AOCL, net of tax benefit of $—, $0.8, $1.1, and $1.9	—	4.5	3.5	8.0
Less: noncontrolling interest	—	(1.3)	—	(1.3)
Other comprehensive loss	—	(9.6)	(26.7)	(36.3)
Balances at December 31, 2019	(1.3)	(17.9)	(133.9)	(153.1)
Other comprehensive income (loss), net of tax, before reclassifications	—	(19.4)	7.7	(11.7)
Amounts reclassified from AOCL, net of tax benefit of $—, $3.5, $1.6, and $5.1	—	12.9	5.6	18.5
Amounts reclassified from AOCL related to settlement of pension plan, net of tax benefit of $—, $—, $34.9, and $34.9	—	—	116.6	116.6
Less: noncontrolling interest	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	(7.7)	129.9	122.2
Balances at December 31, 2020	$(1.3)	$(25.6)	$(4.0)	$(30.9)
See Note 3 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations, with the exception of amounts related to the settlement of our pension plan, which are included in the pension plan settlement line in our Consolidated Statements of Operations.

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
Completed Share Repurchase Authorization
In March 2019, our Board of Directors authorized a share repurchase program effective March 7, 2019 through December 31, 2020. The share repurchase program authorized the Company to repurchase up to $350.0 million of its common stock, not to exceed 13.7 million shares. On April 24, 2020, as a result of then-current market conditions, the Board of Directors amended the repurchase program to remove the share limitation. Share repurchase activity under this program was as follows:

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
In the third quarter of 2020, we completed the existing share repurchase program. In addition to the amounts reported in the table above, share repurchases for the year ended December 31, 2019 included 2.6 million shares at a cost of approximately $70.0 million representing the final settlement of an accelerated share repurchase program, which was funded in November 2018 but a portion of which remained outstanding as of December 31, 2018.
Active Share Repurchase Authorization
In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
Total	2,974,922	$67.8
Certain shares of stock repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices. During the years ended December 31, 2020, 2019, and 2018, share repurchases totaled 9.3 million, 13.7 million, and 17.2 million shares, respectively, at a cost of approximately $193.1 million, $294.7 million, and $430.1 million, respectively.

Stock-Based Compensation
Stock Award Plans
Our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 20,150,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2020, a total of 1,973,045 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable in various percentages over periods ranging up to five years.
Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based compensation and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. Stock-based compensation expense totaled $26.9 million, $29.2 million, and $29.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The income tax benefit related to stock-based compensation expense was $0.4 million, $6.6 million, and $7.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period. There were no options outstanding at December 31, 2019. No options were exercisable at December 31, 2020.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2019	—	$—
Granted	300,000	$5.26
Exercised	—	$—
Cancelled	—	$—
Options outstanding at December 31, 2020	300,000	$5.26	9.1	$1.4
At December 31, 2020, unrecognized compensation expense related to stock options totaled $1.1 million, which will be recognized over a weighted average period of 2.1 years. The weighted average exercise price of stock options outstanding as of December 31, 2020 was $21.61.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.00%
Dividend yield	3.42%

Restricted Stock
Restricted share awards consist of restricted stock and restricted stock units ("RSUs"). Expense related RSUs issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Certain restricted stock and RSUs vest in their entirety upon the employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. Certain RSU grants made in 2020 provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to restricted stock awards ("RSAs") and RSUs granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2019	5,055,461	$20.99
Granted	1,022,115	$18.62
Vested	(1,802,836)	$21.70
Forfeited	(476,309)	$20.59
Restricted share awards outstanding at December 31, 2020 (1)	3,798,431	$20.06
(1) The balance of restricted share awards outstanding at December 31, 2020 includes approximately 0.7 million restricted shares for Arcosa employees that were converted under the shareholder method at the time of the Arcosa spin-off. These restricted shares will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
At December 31, 2020, unrecognized compensation expense related to restricted share awards totaled $29.8 million, which will be recognized over a weighted average period of 3.1 years. The total grant-date fair value of shares vested and released during the years ended December 31, 2020, 2019, and 2018 was $39.1 million, $26.4 million, and $30.1 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2020, 2019, and 2018 was $18.62, $22.20, and $25.52 per share, respectively.
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

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award
Performance units outstanding at December 31, 2019	800,762	$26.33
Granted	444,252	$20.31
Vested	(3,091)	$28.35
Forfeited	(6,751)	$24.74
Performance units outstanding at December 31, 2020	1,235,172	$24.17
At December 31, 2020, unrecognized compensation expense related to performance units totaled $6.1 million, which will be recognized over a weighted average period of 1.5 years. The total grant-date fair value of performance units vested and released during the year ended December 31, 2020 was $0.1 million. There were no performance units vested during the years ended December 31, 2019, and 2018. The weighted average grant-date fair value of performance units granted during the years ended December 31, 2020, 2019, and 2018 was $20.31, $22.22, and $32.37 per share, respectively.

Note 14. Earnings Per Common Share
Basic net income (loss) attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income (loss) attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes 1) the net impact of unvested RSAs and RSUs and 2) with respect to the year ended December 31, 2018, the dilutive impact of our then-outstanding convertible notes due 2036 (the "Convertible Notes"), which were converted and settled in cash during the second quarter of 2018. See Note 11 of our 2018 Annual Report on Form 10-K for further information regarding the settlement of the Convertible Notes. Total weighted average restricted shares were 4.5 million, 5.5 million, and 5.8 million shares for the years ended December 31, 2020, 2019, and 2018, respectively. There were no restricted shares and stock options included in the computation of diluted earnings per common share for the year ended December 31, 2020 as we incurred a loss for the period, and any effect on loss per common share would have been antidilutive. Approximately 0.2 million of these restricted shares were excluded from the EPS calculation for the year ended December 31 2019, as their effect would have been antidilutive. There were no antidilutive restricted shares for the year ended December 31, 2018.
The computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc. is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Income (loss) from continuing operations	$(226.1)	$139.2	$109.0
Less: Net (income) loss attributable to noncontrolling interest	78.9	1.5	(3.8)
Unvested restricted share participation — continuing operations	—	(1.8)	(2.2)
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	(147.2)	138.9	103.0
Net income (loss) from discontinued operations, net of income taxes	(0.1)	(3.1)	54.1
Unvested restricted share participation — discontinued operations	—	—	(0.6)
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(0.1)	(3.1)	53.5
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$(147.3)	$135.8	$156.5

Basic weighted average shares outstanding	115.9	125.6	144.0
Effect of dilutive securities:
Nonparticipating unvested RSUs and RSAs	—	1.7	1.0
Convertible subordinated notes	—	—	1.4
Diluted weighted average shares outstanding	115.9	127.3	146.4

Basic earnings per common share:
Income (loss) from continuing operations	$(1.27)	$1.11	$0.72
Income (loss) from discontinued operations	—	(0.02)	0.37
Basic net income (loss) attributable to Trinity Industries, Inc.	$(1.27)	$1.09	$1.09
Diluted earnings per common share:
Income (loss) from continuing operations	$(1.27)	$1.09	$0.70
Income (loss) from discontinued operations	—	(0.02)	0.37
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(1.27)	$1.07	$1.07

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
State, county, and municipal actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the California False Claims Act (State of California ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. RG 14721864, in the Superior Court of California, Alameda County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in all of the above-referenced state qui tam cases except Virginia, whose Motion to Lift Stay of Proceedings was filed on November 13, 2020, and remains pending.
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
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. As previously reported, a trial date had been scheduled in this case for February 22, 2021. On January 19, 2021, the trial date was reset to April 4, 2022.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.0 million to $14.5 million, which includes our rights in indemnity and recourse to third parties of approximately $5.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of December 31, 2020. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At December 31, 2020, total accruals of $7.5 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures were effective to 1) ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and 2) accumulate and communicate this information to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
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
During the three months ended December 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 — Election of Directors” in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company's 2021 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company's 2021 Proxy Statement. There were no delinquent Section 16(a) reports.
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
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2021 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Company's 2021 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation — Human Resources Committee Report” in the Company's 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2021 Proxy Statement, under the caption “Security Ownership — Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2020.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock units	2,578,286	(1)	$—
Performance units	1,235,172	(1)	$—
	4,113,458			1,973,045
Equity compensation plans not approved by security holders	—	(2)		—
Total	4,113,458			1,973,045
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2020, there were 140,092 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”, effective as of January 1, 2021, the Trinity Industries Inc. Deferred Compensation Plan) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2021 Proxy Statement, under the caption “Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Post-employment Benefits.” At December 31, 2020, there were 58,499 stock units credited to the accounts of participants under the Supplemental Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2021 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance — Independence of Directors” in the Company's 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2020 and 2019” in the Company's 2021 Proxy Statement.

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

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., effective December 9, 2020 (filed herewith).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).
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

(10.2)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.2.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.2.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3)	Deferred Compensation Plan (filed herewith).
(10.4)
Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

NO.	DESCRIPTION
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
(10.7.1)
First Amendment to the Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).*

(10.7.2)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*
(10.7.3)
Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.7.4)
Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.7.5)
Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.7.6)	Form of Restricted Stock Unit Agreement for grants issued commencing 2017-2018 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 3, 2017).*
(10.7.7)	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017-2018 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).*
(10.7.8)	Form of Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 9, 2019).*
(10.7.9)	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 9, 2019).*
(10.7.10)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.7.11)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.7.12)	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).*
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

NO.	DESCRIPTION
(10.9)	First Amended and Restated Trinity Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 9, 2018).*
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

(10.10.1)
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 17, 2020, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).

(10.10.2)
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

(10.22.1)	Series 2020-1 Supplement dated October 19, 2020, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (filed herewith).
(10.24)	Tax Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 1, 2018).
(10.28)
Master Indenture dated April 10, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

NO.	DESCRIPTION
(10.28.1)
Series 2019-2 Supplement dated October 17, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

(10.29)	Master Indenture dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (filed herewith). [Portions omitted]
(10.29.1)	Series 2020-2 Supplement dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (filed herewith).
(10.29.2)
Equipment Note Purchase Agreement dated October 23, 2020, by and among Trinity Rail Leasing 2020 LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., BofA Securities, Inc. and Wells Fargo Securities LLC (filed herewith).

(10.29.3)
Purchase and Contribution Agreement dated November 19, 2020, by and among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, TRIHC 2018 LLC, and Trinity Rail Leasing 2020 LLC (filed herewith).

(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(22.1)	Subsidiary guarantors and issuers of guaranteed securities (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 111 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements.
Item 16. Form 10-K Summary.
None.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:
1.Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813),
2.Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937),
3.Registration Statement (Form S-8, No. 33-35514),
4.Registration Statement (Form S-8, No. 33-73026),
5.Registration Statement (Form S-8, No. 333-77735),
6.Registration Statement (Form S-8, No. 333-91067),
7.Registration Statement (Form S-8, No. 333-85588),
8.Registration Statement (Form S-8, No. 333-85590),
9.Registration Statement (Form S-8, No. 333-114854),
10.Registration Statement (Form S-8, No. 333-115376),
11.Registration Statement (Form S-8, No. 333-159552),
12.Registration Statement (Form S-8, No. 333-169452),
13.Registration Statement (Form S-8, No. 333-183941),
14.Registration Statement (Form S-8, No. 333-203876),
15.Registration Statement (Form S-8, No. 333-215067), and
16.Registration Statement (Form S-8, No. 333-230537)
of our reports dated February 24, 2021, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2020.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 24, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 24, 2021	Dated: February 24, 2021

/s/ John L. Adams
John L. Adams	Principal Financial Officer:
Director
Dated: February 24, 2021	/s/ Eric R. Marchetto
Eric R. Marchetto
/s/ Brandon B. Boze	Executive Vice President and Chief Financial Officer
Brandon B. Boze	Dated: February 24, 2021
Director
Dated: February 24, 2021
Principal Accounting Officer:
/s/ John J. Diez
John J. Diez	/s/ Steven L. McDowell
Director	Steven L. McDowell
Dated: February 24, 2021	Vice President and Chief Accounting Officer
Dated: February 24, 2021
/s/ Tyrone M. Jordan
Tyrone M. Jordan
Director
Dated: February 24, 2021

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 24, 2021

/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 24, 2021

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 24, 2021