Form 10-Q
period 2021-03-31
TRINITY INDUSTRIES INC
filed 2021-04-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 20, 2021, the number of shares of common stock, $0.01 par value, outstanding was 109,335,696.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Revenues:
Manufacturing	$215.5	$379.1
Leasing	183.3	236.1
	398.8	615.2
Operating costs:
Cost of revenues:
Manufacturing	199.3	343.4
Leasing	96.7	138.6
	296.0	482.0
Selling, engineering, and administrative expenses:
Manufacturing	20.4	21.9
Leasing	11.3	14.3
Other	22.7	28.1
	54.4	64.3
Gains on dispositions of property:
Lease portfolio sales (Note 1)	1.7	8.7
Other	9.8	0.9
	11.5	9.6
Restructuring activities, net	(0.3)	5.5
Total operating profit	60.2	73.0
Other (income) expense:
Interest income	(0.1)	(2.4)
Interest expense	51.4	61.3
Other, net	1.2	(0.8)
	52.5	58.1
Income from continuing operations before income taxes	7.7	14.9
Provision (benefit) for income taxes:
Current	4.8	(372.8)
Deferred	1.2	225.2
	6.0	(147.6)
Income from continuing operations	1.7	162.5
Loss from discontinued operations, net of provision (benefit) for income taxes of $0.4 and $(0.1)	(0.4)	(0.2)
Net income	1.3	162.3
Net income (loss) attributable to noncontrolling interest	(2.0)	0.6
Net income attributable to Trinity Industries, Inc.	$3.3	$161.7

Basic earnings per common share:
Income from continuing operations	$0.03	$1.36
Income (loss) from discontinued operations	—	—
Basic net income attributable to Trinity Industries, Inc.	$0.03	$1.36
Diluted earnings per common share:
Income from continuing operations	$0.03	$1.33
Income (loss) from discontinued operations	—	—
Diluted net income attributable to Trinity Industries, Inc.	$0.03	$1.33
Weighted average number of shares outstanding:
Basic	110.2	118.0
Diluted	112.6	119.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$1.3	$162.3
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(2.0) and $7.7	6.2	(25.6)
Reclassification adjustments for (gains) losses included in net income, net of tax benefit of $0.9 and $0.5	(0.9)	1.0
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $— and $0.1	—	0.2
Amortization of net actuarial losses, net of tax benefit of $— and $0.3	0.1	1.2
	5.4	(23.2)
Comprehensive income	6.7	139.1
Less: comprehensive income (loss) attributable to noncontrolling interest	(1.7)	0.9
Comprehensive income attributable to Trinity Industries, Inc.	$8.4	$138.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$178.1	$132.0
Receivables, net of allowance	197.3	199.0
Income tax receivable	440.5	445.8
Inventories:
Raw materials and supplies	174.3	176.4
Work in process	59.5	52.2
Finished goods	87.1	92.6
	320.9	321.2
Restricted cash, including partially-owned subsidiaries of $32.9 and $31.1	107.4	96.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,931.1 and $1,931.6	9,259.8	9,193.0
Less accumulated depreciation, including partially-owned subsidiaries of $537.6 and $525.7	(2,233.0)	(2,189.6)
	7,026.8	7,003.4
Goodwill	215.7	208.8
Other assets	288.8	295.2
Total assets	$8,775.5	$8,701.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$159.2	$156.4
Accrued liabilities	276.3	314.7
Debt:
Recourse	398.2	448.2
Non-recourse:
Wholly-owned subsidiaries	3,550.5	3,340.5
Partially-owned subsidiaries	1,216.4	1,228.3
	5,165.1	5,017.0
Deferred income taxes	1,051.5	1,047.5
Other liabilities	155.5	150.2
Total liabilities	6,807.6	6,685.8

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.1	1.1
Capital in excess of par value	6.1	—
Retained earnings	1,749.4	1,769.4
Accumulated other comprehensive loss	(25.8)	(30.9)
Treasury stock	(38.4)	(0.8)
	1,692.4	1,738.8
Noncontrolling interest	275.5	277.2
Total stockholders' equity	1,967.9	2,016.0
Total liabilities and stockholders' equity	$8,775.5	$8,701.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating activities:
Net income	$1.3	$162.3
Loss from discontinued operations, net of provision (benefit) for income taxes	0.4	0.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.6	66.9
Stock-based compensation expense	5.4	7.3
Provision for deferred income taxes	1.2	225.2
Net gains on lease portfolio sales	(1.7)	(8.7)
Gains on dispositions of property and other assets	(10.5)	(4.7)
Non-cash impact of restructuring activities	—	5.2
Non-cash interest expense	3.0	3.7
Loss on early extinguishment of debt	—	5.0
Other	5.5	2.0
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1.0	(37.8)
(Increase) decrease in income tax receivable	1.2	(374.4)
(Increase) decrease in inventories	2.5	(8.6)
(Increase) decrease in other assets	6.4	159.4
Increase (decrease) in accounts payable	2.8	3.3
Increase (decrease) in accrued liabilities	(10.4)	(30.8)
Increase (decrease) in other liabilities	(4.6)	(1.7)
Net cash provided by operating activities – continuing operations	70.1	173.8
Net cash used in operating activities – discontinued operations	(0.4)	(0.2)
Net cash provided by operating activities	69.7	173.6

Investing activities:
Proceeds from dispositions of property and other assets	19.8	9.8
Proceeds from lease portfolio sales	17.3	68.5
Capital expenditures – leasing (net of sold lease fleet railcars owned one year or less with a net cost of $42.5 for the three months ended March 31, 2020)	(107.9)	(129.2)
Capital expenditures – manufacturing and other	(8.5)	(14.0)
Acquisitions, net of cash acquired	(16.6)	—
Other	(0.1)	0.3
Net cash used in investing activities	(96.0)	(64.6)

Financing activities:
Payments to retire debt	(185.3)	(471.4)
Proceeds from issuance of debt	327.7	452.4
Shares repurchased	(35.7)	(35.4)
Dividends paid to common shareholders	(23.2)	(22.7)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—
Net cash provided by (used in) financing activities	83.4	(77.1)
Net increase in cash, cash equivalents, and restricted cash	57.1	31.9
Cash, cash equivalents, and restricted cash at beginning of period	228.4	277.6
Cash, cash equivalents, and restricted cash at end of period	$285.5	$309.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.8)	(0.1)	—	(0.1)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive income (loss)	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1
(1) Dividends of $0.21 and $0.19 per common share for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2021, and the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.
Due to seasonal and other factors, including the impacts of the coronavirus pandemic (“COVID-19”) and the related governmental response, the results of operations for the three months ended March 31, 2021 may not be indicative of expected results of operations for the year ending December 31, 2021. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2020.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of March 31, 2021 and December 31, 2020.
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We will now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales will be presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three months ended March 31, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.

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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $6.2 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2021 and the percentage of the outstanding performance obligations as of March 31, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at March 31, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Rail Products Group:
Rail products:
External customers	$694.1
Leasing Group	295.8
	$989.9	55.3%

Maintenance services	$3.3	100.0%

Railcar Leasing and Management Services Group	$78.2	17.6%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2024. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of March 31, 2021, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Operations
Operating lease expense	$3.7	$3.9
Short-term lease expense	$—	$0.2

	March 31, 2021	December 31, 2020
Consolidated Balance Sheets
Right-of-use assets (1)	$86.9	$77.1
Lease liabilities (2)	$110.2	$96.9

Weighted average remaining lease term	10.9 years	11.3 years
Weighted average discount rate	3.1%	3.3%

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Cash Flows
Cash flows from operating activities	$3.7	$3.9
Right-of-use assets recognized in exchange for new lease liabilities	$13.8	$2.1
(1) Included in other assets in our Consolidated Balance Sheet.
(2) Included in other liabilities in our Consolidated Balance Sheet.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining nine months of 2021	$7.6	$3.1	$10.7
2022	9.3	8.0	17.3
2023	7.6	8.1	15.7
2024	4.3	6.9	11.2
2025	2.4	6.2	8.6
Thereafter	3.8	64.8	68.6
Total operating lease payments	$35.0	$97.1	$132.1
Less: Present value adjustment			(21.9)
Total operating lease liabilities			$110.2

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties. As of March 31, 2021, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
We manage risks associated with residual values of leased railcars by investing across a diverse portfolio of railcar types, staggering lease maturities within any given railcar type, avoiding concentration of railcar type and industry, and are active participants in secondary markets. Additionally, our lease agreements contain normal wear and tear return condition provisions and high mileage thresholds designed to protect the value of our residual assets. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table summarizes the impact of our leases on our Consolidated Statement of Operations:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating lease revenues	$163.0	$172.2
Variable operating lease revenues	$13.4	$12.6
Interest income on sales-type lease receivables	$—	$1.7

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining nine months of 2021	$423.5
2022	457.5
2023	339.8
2024	252.7
2025	174.9
Thereafter	307.6
Total	$1,956.0
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. The balance for allowance for credit losses that are in the scope of ASC 326 was $9.4 million and $9.3 million at March 31, 2021 and December 31, 2020, respectively. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450.

Acquisitions
In January 2021, we completed the acquisition of a company that owns and operates proprietary railcar cleaning technology systems. This transaction was recorded as a business combination within the Rail Products Group, based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. This transaction resulted in goodwill of $6.9 million. There was no acquisition activity for the three months ended March 31, 2020.
Goodwill
As of March 31, 2021 and December 31, 2020, the carrying amount of our goodwill totaled $215.7 million and $208.8 million, respectively, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Beginning balance	$11.7	$8.1
Warranty costs incurred	(0.5)	(0.9)
Warranty originations and revisions	(3.6)	0.6
Warranty expirations	(0.2)	(0.1)
Ending balance	$7.4	$7.7

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
Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2021
				AOCL – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.8	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$1.1	$1.5
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$—	$0.1
2017 promissory notes - interest rate cap	$169.3	3.00%	$—	$(0.5)	$—
Open hedge:
2017 promissory notes - interest rate swap	$481.3	2.66%	$(33.4)	$32.9	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2021	2020
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$—
2018 secured railcar equipment notes	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.7
TRIP Master Funding secured railcar equipment notes	$—	$0.1	$0.1
2017 promissory notes - interest rate cap	$—	$—	$(0.1)
Open hedge (1):
2017 promissory notes - interest rate swap	$3.1	$1.7	$12.4
(1) Based on the fair value of open hedges as of March 31, 2021.

Other Derivatives

		Included in accompanying balance sheet at March 31, 2021		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
				2021	2020
	(in millions)
Foreign currency hedge	$40.0	$1.6	$(3.1)	$(3.7)	$(0.8)	$(3.1)
(1) Based on the fair value of open hedges as of March 31, 2021.
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. The effect of commodity hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2021	December 31, 2020
	(in millions)
Assets:
Cash equivalents	$8.3	$24.2
Restricted cash	107.4	96.4
Total assets	$115.7	$120.6
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

	Level 2
	March 31, 2021	December 31, 2020
	(in millions)
Assets:
Foreign currency hedge (1)	$1.6	$4.8
Total assets	$1.6	$4.8

Liabilities:
Interest rate hedge (2)	$33.4	$45.2
Total liabilities	$33.4	$45.2
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2021 and December 31, 2020, we have no assets measured as Level 3 in the fair value hierarchy.
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
Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and are reflected in "Eliminations – Lease Subsidiary" in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Lease portfolio sales are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$183.3	$147.4	$68.1	$—	$—	$398.8
Intersegment Revenue	0.2	113.6	—	(111.3)	(2.5)	—
Total Revenues	$183.5	$261.0	$68.1	$(111.3)	$(2.5)	$398.8

	Three Months Ended March 31, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$236.1	$317.2	$61.9	$—	$—	$615.2
Intersegment Revenue	0.2	192.2	1.5	(190.4)	(3.5)	—
Total Revenues	$236.3	$509.4	$63.4	$(190.4)	$(3.5)	$615.2

The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$78.3	$92.9
Rail Products Group	(8.8)	25.1
All Other	15.3	9.3
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	84.8	127.3
Corporate	(22.7)	(28.1)
Restructuring activities, net	0.3	(5.5)
Eliminations – Lease Subsidiary	(1.8)	(19.9)
Eliminations – Other	(0.4)	(0.8)
Consolidated operating profit	$60.2	$73.0
Other (income) expense	52.5	58.1
Provision (benefit) for income taxes	6.0	(147.6)
Loss from discontinued operations, net of provision (benefit) for income taxes	(0.4)	(0.2)
Net income	$1.3	$162.3

Note 4. Partially-Owned Leasing Subsidiaries
Through our wholly-owned subsidiary, Trinity Industries Leasing Company ("TILC"), we formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing services in North America for institutional investors. Each of TRIP Holdings and RIV 2013 are direct, partially-owned subsidiaries of TILC in which we have a controlling interest. Each is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of each of TRIP Holdings and RIV 2013 and, as such, has been delegated the authority, power, and discretion to take certain actions on behalf of the respective companies.
At March 31, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $145.0 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	March 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$5.1	$—	$5.1	$—	$5.1
Accounts receivable	81.2	10.6	91.8	—	91.8
Property, plant, and equipment, net	5,830.3	1,611.9	7,442.2	(813.0)	6,629.2
Restricted cash	74.4	32.9	107.3	—	107.3
Other assets	48.6	1.0	49.6	—	49.6
Total assets	$6,039.6	$1,656.4	$7,696.0	$(813.0)	$6,883.0

Accounts payable and accrued liabilities	$112.5	$34.0	$146.5	$—	$146.5
Debt, net	3,550.5	1,216.4	4,766.9	—	4,766.9
Deferred income taxes	1,067.8	1.1	1,068.9	(188.6)	880.3
Other liabilities	33.2	—	33.2	—	33.2
Total liabilities	4,764.0	1,251.5	6,015.5	(188.6)	5,826.9
Noncontrolling interest	—	275.5	275.5	—	275.5
Total Equity	$1,275.6	$129.4	$1,405.0	$(624.4)	$780.6

	December 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.5	$—	$3.5	$—	$3.5
Accounts receivable	82.0	8.4	90.4	—	90.4
Property, plant, and equipment, net	5,795.9	1,626.3	7,422.2	(820.3)	6,601.9
Restricted cash	65.2	31.1	96.3	—	96.3
Other assets	38.1	1.6	39.7	—	39.7
Total assets	$5,984.7	$1,667.4	$7,652.1	$(820.3)	$6,831.8

Accounts payable and accrued liabilities	$141.4	$30.9	$172.3	$—	$172.3
Debt, net	3,340.5	1,228.3	4,568.8	—	4,568.8
Deferred income taxes	1,062.3	1.1	1,063.4	(186.2)	877.2
Other liabilities	25.7	—	25.7	—	25.7
Total liabilities	4,569.9	1,260.3	5,830.2	(186.2)	5,644.0
Noncontrolling interest	—	277.2	277.2	—	277.2
Total Equity	$1,414.8	$129.9	$1,544.7	$(634.1)	$910.6
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

	Three Months Ended March 31,
	2021	2020	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$183.5	$192.0	(4.4)%
Sales of railcars owned one year or less at the time of sale (1)	—	44.3	(100.0)%
Total revenues	$183.5	$236.3	(22.3)%

Operating profit (2):
Leasing and management	$76.6	$82.5	(7.2)%
Lease portfolio sales (1)	1.7	10.4	(83.7)%
Total operating profit	$78.3	$92.9	(15.7)%
Total operating profit margin	42.7%	39.3%

Leasing and management operating profit margin	41.7%	43.0%

Selected expense information:
Depreciation (3)	$54.6	$53.6	1.9%
Maintenance and compliance	$25.6	$25.9	(1.2)%
Rent	$1.7	$3.0	(43.3)%
Selling, engineering, and administrative expenses	$11.3	$14.3	(21.0)%
Interest	$45.7	$55.1	(17.1)%
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three months ended March 31, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 for more information.
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
(3) Depreciation expense related to our small cube covered hopper railcars decreased by approximately $3.5 million for the three months ended March 31, 2021 relative to the three months ended March 31, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Lease portfolio sales	$17.3	$112.8
Operating profit on lease portfolio sales	$1.7	$10.4
Operating profit margin on lease portfolio sales	9.8%	9.2%

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

	Remaining nine months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$419.2	$453.6	$337.9	$251.7	$174.6	$307.4	$1,944.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2021 consisted primarily of non-recourse debt. As of March 31, 2021, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,740.3 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2021 was $1,078.8 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,139.8 million is pledged solely as collateral for the TRIP Master Funding debt. TRL-2012 equipment with a net book value of $472.1 million is pledged solely as collateral for the TRL-2012 secured railcar equipment notes. See Note 4 for a description of TRIP Holdings and RIV 2013.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining nine months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future operating lease obligations	$7.3	$9.0	$7.2	$3.9	$2.1	$3.5	$33.0
Future contractual minimum rental revenues	$4.3	$3.9	$1.9	$1.0	$0.3	$0.2	$11.6
Operating lease obligations totaling $1.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $2.0 million, which is excluded from the table above.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2021	December 31, 2020
	(in millions)
Manufacturing/Corporate:
Land	$22.9	$23.2
Buildings and improvements	435.2	428.6
Machinery and other	486.5	485.1
Construction in progress	22.1	42.5
	966.7	979.4
Less: accumulated depreciation	(569.1)	(577.9)
	397.6	401.5
Leasing:
Wholly-owned subsidiaries:
Machinery and other	19.4	19.5
Equipment on lease	7,090.6	7,010.6
	7,110.0	7,030.1
Less: accumulated depreciation	(1,279.7)	(1,234.2)
	5,830.3	5,795.9
Partially-owned subsidiaries:
Equipment on lease	2,247.8	2,248.2
Less: accumulated depreciation	(635.9)	(621.9)
	1,611.9	1,626.3

Deferred profit on railcars sold to the Leasing Group	(1,064.7)	(1,064.7)
Less: accumulated amortization	251.7	244.4
	(813.0)	(820.3)
	$7,026.8	$7,003.4

Note 7. Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$50.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	399.8
	399.8	449.8
Less: unamortized debt issuance costs	(1.6)	(1.6)
Total recourse debt	398.2	448.2

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.5 and $0.6	2,018.5	2,042.4
2017 promissory notes, net of unamortized discount of $9.5 and $10.1	792.1	802.7
TILC warehouse facility	763.9	519.4
	3,574.5	3,364.5
Less: unamortized debt issuance costs	(24.0)	(24.0)
	3,550.5	3,340.5
Partially-owned subsidiaries:
Secured railcar equipment notes	1,225.2	1,237.5
Less: unamortized debt issuance costs	(8.8)	(9.2)
	1,216.4	1,228.3
Total non–recourse debt	4,766.9	4,568.8
Total debt	$5,165.1	$5,017.0
Estimated Fair Value of Debt – The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, TILC warehouse facility, and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our long-term debt are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Level 1	$1,556.0	$1,372.1
Level 2	418.0	420.3
Level 3	3,383.9	3,462.4
	$5,357.9	$5,254.8
Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. During the three months ended March 31, 2021, we had total borrowings of $75.0 million and total repayments of $125.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $35.2 million. Of the $414.8 million remaining unused amount, $358.2 million is available for borrowing as of March 31, 2021. The outstanding letters of credit as of March 31, 2021 are scheduled to expire in July 2021. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of March 31, 2021. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of March 31, 2021).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2021, we amended our revolving credit facility to increase the maximum leverage ratio through March 31, 2022 and to decrease the minimum interest coverage ratio through December 31, 2021 to provide additional near-term flexibility. As of March 31, 2021, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. In March 2021, the facility was extended through March 15, 2024, the total commitment was increased from $750 million to $1.0 billion, with a potential increase of up to an additional $250 million, subject to certain conditions, and provided for a facility margin of 185 basis points. During the three months ended March 31, 2021, we had total borrowings of $257.3 million and total repayments of $12.8 million under the TILC warehouse loan facility. Under the renewed facility, the entire unused facility amount of $236.1 million was available as of March 31, 2021 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.97% at March 31, 2021.
Terms and conditions of our long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2020 Annual Report on Form 10-K.
Note 8. Income Taxes
The effective tax expense rate from continuing operations for the three months ended March 31, 2021 was 77.9% primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized. Our effective tax expense rate, without the impact of the CARES Act adjustment, was 28.6% for the three months ended March 31, 2021, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, non-deductible executive compensation, and other permanent tax differences. Our effective tax rate from continuing operations for the three months ended March 31, 2020 was a benefit of 990.6%, primarily due to carryback claims as permitted under the CARES Act. Our effective tax expense rate, without the impact of the CARES Act, was 47.7% for the three months ended March 31, 2020, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
Income tax payments, net of refunds received, during the three months ended March 31, 2021 totaled $0.1 million. The total income tax receivable position as of March 31, 2021 was $440.5 million, primarily related to carryback claims that have been filed.
Our 2016 and 2017 tax years are effectively settled. The statutes of limitations for auditing the 2013-2015 and 2018-2020 tax years will remain open due to tax loss carryback claims that have been filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes of limitations remain open for auditing 2014 forward. We believe we are appropriately reserved for any potential matters.

Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Expense Components
Service cost	$—	$—
Interest	0.1	3.7
Expected return on plan assets	—	(5.2)
Amortization of actuarial loss	0.1	1.5
Amortization of prior service cost	—	0.3
Net periodic benefit cost	0.2	0.3
Profit sharing	2.8	2.7
Net expense	$3.0	$3.0
The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations. For the three months ended March 31, 2021, net periodic benefit cost relates to the Supplemental Executive Retirement Plan.
Pension Plan Termination
On September 4, 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020 which resulted in the Company no longer having any remaining funded pension plan obligations. Upon settlement, we recognized a pre-tax non-cash pension settlement charge in the fourth quarter of 2020 of $151.5 million, which was inclusive of all unamortized losses previously recorded in AOCL.
During the first quarter of 2021, as permitted by applicable regulations, we used $10.2 million of the Pension Plan surplus to fund obligations associated with the Company's profit sharing plans and $1.2 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan. The remaining surplus of the Pension Plan of $12.2 million will be used to fund final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes.
Note 10. Restructuring Activities
During the three months ended March 31, 2021, restructuring activities resulted in a net gain of $0.3 million, primarily as a result of a $0.7 million disposition of certain non-operating facilities included in previous restructuring plans, partially offset by $0.4 million in employee severance costs.
During the three months ended March 31, 2020, we recorded total restructuring charges of $5.5 million, consisting of $5.2 million of non-cash charges from the write-down of our corporate headquarters campus and $4.1 million in cash charges for severance costs, partially offset by a $3.8 million gain on the disposition of a non-operating facility.
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheets:

	Accrued charges as of December 31, 2020	Charges and adjustments	Payments	Accrued charges as of March 31, 2021
	(in millions)
Cash charges:
Employee severance costs	$1.4	$0.4	$(1.0)	$0.8
	$1.4	$0.4	$(1.0)	$0.8
Non-cash charges:
Gain on disposition of assets		$(0.7)
Total restructuring activities		$(0.3)

Although restructuring activities are not allocated to our reportable segments, the following table summarizes the restructuring activities by reportable segment:

	Three Months Ended March 31, 2021
	Employee Severance Costs	Gain on Disposition on Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.3	—	0.3
All Other	—	(0.7)	(0.7)
Corporate	0.1	—	0.1
Total restructuring activities	$0.4	$(0.7)	$(0.3)

	Three Months Ended March 31, 2020
	Employee Severance Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—	$—
Rail Products Group	2.6	—	—	2.6
All Other	0.1	(3.8)	—	(3.7)
Corporate	1.4	—	5.2	6.6
Total restructuring activities	$4.1	$(3.8)	$5.2	$5.5
Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the three months ended March 31, 2021 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) and prior service costs of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2020	$(1.3)	$(25.6)	$(4.0)	$(30.9)
Other comprehensive income, net of tax, before reclassifications	—	6.2	—	6.2
Amounts reclassified from AOCL, net of tax benefit of $—, $0.9, $—, and $0.9	—	(0.9)	0.1	(0.8)
Less: noncontrolling interest	—	(0.3)	—	(0.3)
Other comprehensive income	—	5.0	0.1	5.1
Balances at March 31, 2021	$(1.3)	$(20.6)	$(3.9)	$(25.8)
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

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
Total	4,266,782	$104.6
Certain shares of stock repurchased during March 2021, totaling $2.9 million, were cash settled in April 2021 in accordance with normal settlement practices. During the three months ended March 31, 2020, share repurchases totaled 1.9 million at a cost of approximately $35.4 million under the previous share repurchase program, which was completed in the third quarter of 2020.
Stock-Based Compensation
Stock-based compensation totaled approximately $5.4 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. The Company's annual grant of share-based awards generally occurs in the first or second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized on a straight-line basis over their vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Certain RSU grants made during 2020 and 2021 provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2021:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	1,351	$32.96
Restricted stock awards	2,230	$29.16
Performance units	125,273	$35.42

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested RSAs that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc. for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Income from continuing operations	$1.7	$162.5
Less: Net (income) loss attributable to noncontrolling interest	2.0	(0.6)
Unvested restricted share participation – continuing operations	—	(1.9)
Net income from continuing operations attributable to Trinity Industries, Inc.	3.7	160.0
Net loss from discontinued operations, net of income taxes	(0.4)	(0.2)
Unvested restricted share participation – discontinued operations	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(0.4)	(0.2)
Net income attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$3.3	$159.8

Basic weighted average shares outstanding	110.2	118.0
Effect of dilutive securities	2.4	1.9
Diluted weighted average shares outstanding	112.6	119.9

Basic earnings per common share:
Income from continuing operations	$0.03	$1.36
Income (loss) from discontinued operations	—	—
Basic net income attributable to Trinity Industries, Inc.	$0.03	$1.36
Diluted earnings per common share:
Income from continuing operations	$0.03	$1.33
Income (loss) from discontinued operations	—	—
Diluted net income attributable to Trinity Industries, Inc.	$0.03	$1.33

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1
Antidilutive stock options	—	0.1

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
State, county, and municipal actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court); and the California False Claims Act (State of California ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. RG 14721864, in the Superior Court of California, Alameda County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. Following the United States Supreme Court’s denial of Mr. Harman’s petition for certiorari, the stays have expired or been lifted by court order in each of the above-referenced state qui tam cases.
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
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. A trial date has been scheduled in this case for April 4, 2022.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $8.7 million to $17.2 million, which includes our rights in indemnity and recourse to third parties of approximately $5.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of March 31, 2021. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At March 31, 2021, total accruals of $9.2 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $1.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter. We believe our insurance coverage is sufficient to cover property damage costs related to the event. Accordingly, at March 31, 2021, we recorded an insurance receivable of approximately $1.2 million for property damage recoveries that we have concluded are probable of collection. We expect to begin receiving insurance recoveries related to these losses in the second quarter.
Any property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as a gain. Additionally, the Company may be entitled to business interruption proceeds related to the event. We will not record these recoveries until final settlement has been reached with the insurance company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2020 Annual Report on Form 10-K.
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
Matters Affecting Comparability
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We will now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales will be presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three months ended March 31, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.

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
•the timing and delivery of customer orders, lease portfolio sales, or a breach of customer contracts;
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

Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2020 Annual Report on Form 10-K, this Form 10-Q and future Forms 10-Q and Current Reports on Forms 8-K.

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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic has significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors, and have taken appropriate measures to preserve cash and ensure sufficient liquidity. In addition to cost savings initiatives underway, we have streamlined our workforce in response to current operating conditions. As described in the Liquidity and Capital Resources section below, as of March 31, 2021, we have total committed liquidity of approximately $772 million. We believe we have sufficient liquidity and capital resources to fund our operating requirements as well as the other capital allocation and investment activities planned for 2021. We are currently, and believe we will continue to be, in compliance with any applicable debt covenants.
Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the three months ended March 31, 2021. We expect that our results of operations will remain under pressure in the near term.
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
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of the 2020 Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.
Other Cyclical and Seasonal Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, adverse changes in commodity prices, including depressed prices in the crude oil market, or lower demand for certain commodities, could result in a decline in customer demand for various types of railcars. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, additional weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
Additionally, current economic conditions within the industries in which our customers operate have resulted in reduced demand for railcars. Although railcar loading volumes and levels of railcars in storage are beginning to improve, railcar lease rates and utilization, as well as orders for new railcar equipment, remain under pressure. While we currently expect this trend to continue in the near term, we believe that our rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.

Steel prices have experienced an unprecedented increase since the fourth quarter of 2020 and are a significant component of our cost of sales. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effects of steel price volatility on our operating profit. However, current steel prices could negatively impact demand for new railcars and create potential headwinds to operating profit in our near-term deliveries. We will continue to monitor the impact of steel price changes on our business.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.
Financial and Operational Highlights
•Our revenues for the three months ended March 31, 2021 were $398.8 million, representing a decrease of 35.2%, compared to the three months ended March 31, 2020. Our operating profit for the three months ended March 31, 2021 was $60.2 million compared to operating profit for the three months ended March 31, 2020 of $73.0 million.
•The Leasing Group reported additions to the wholly-owned and partially-owned lease fleet of 4,155 railcars, for a total of 107,970 railcars as of March 31, 2021, an increase of 4.0% compared to March 31, 2020.
•The Leasing Group's lease fleet of 107,970 company-owned rail cars was 94.5% utilized as of March 31, 2021, in comparison to a lease fleet utilization of 95.4% on 103,815 company-owned railcars as of March 31, 2020. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.
•For the three months ended March 31, 2021, we made a net investment in our lease fleet of approximately $90.6 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the railcar backlog at March 31, 2021 was $1.0 billion, compared to $1.6 billion at March 31, 2020. The Rail Products Group received orders for 1,410 railcars and delivered 1,895 railcars in the three months ended March 31, 2021, in comparison to orders for 1,970 railcars and deliveries of 3,705 railcars in the three months ended March 31, 2020.
•For the three months ended March 31, 2021, we generated operating cash flows from continuing operations and Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $70.1 million and $90.2 million(1), respectively, in comparison to $173.8 million and $57.4 million(1), respectively, for the three months ended March 31, 2020.
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

Shares Repurchased
(in millions)
$100.0
$75.0
$50.0
$25.0
$—
Total Cost
6.0
4.0
2.0
—
Number of Shares
$35.4
$89.9
$67.8
$36.8
Q1 2020
Q2 2020 (2)
Q3 2020 (3)
Q4 2020 (4)
Q1 2021

(1) Dividend yield is calculated as dividends paid for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) There were no shares repurchased during the second quarter of 2020.
(3) In the third quarter of 2020, we completed the previous share repurchase program.
(4) In the fourth quarter of 2020, our Board of Directors authorized a new $250.0 million share repurchase program.
Capital Structure Updates
TILC warehouse facility – In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues	$398.8	$615.2
Cost of revenues	296.0	482.0
Selling, engineering, and administrative expenses	54.4	64.3
Gains on dispositions of property	11.5	9.6
Restructuring activities, net	(0.3)	5.5
Total operating profit	60.2	73.0
Interest expense, net	51.3	58.9
Other, net	1.2	(0.8)
Income from continuing operations before income taxes	7.7	14.9
Provision (benefit) for income taxes	6.0	(147.6)
Income from continuing operations	$1.7	$162.5
Revenues

The tables below present revenues by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$183.3	$0.2	$183.5	(22.3)%
Rail Products Group	147.4	113.6	261.0	(48.8)%
All Other	68.1	—	68.1	7.4%
Segment Totals before Eliminations	398.8	113.8	512.6	(36.6)%
Eliminations – Lease Subsidiary	—	(111.3)	(111.3)
Eliminations – Other	—	(2.5)	(2.5)
Consolidated Total	$398.8	$—	$398.8	(35.2)%

	Three Months Ended March 31, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$236.1	$0.2	$236.3
Rail Products Group	317.2	192.2	509.4
All Other	61.9	1.5	63.4
Segment Totals before Eliminations	615.2	193.9	809.1
Eliminations – Lease Subsidiary	—	(190.4)	(190.4)
Eliminations – Other	—	(3.5)	(3.5)
Consolidated Total	$615.2	$—	$615.2

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$105.2	$143.4
Rail Products Group	269.8	484.3
All Other	52.8	54.1
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	427.8	681.8
Corporate	22.7	28.1
Restructuring activities, net	(0.3)	5.5
Eliminations – Lease Subsidiary	(109.5)	(170.5)
Eliminations – Other	(2.1)	(2.7)
Consolidated Total	$338.6	$542.2
Operating Profit
Operating profit (loss) by segment for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$78.3	$92.9
Rail Products Group	(8.8)	25.1
All Other	15.3	9.3
Segment Totals before Eliminations, Corporate Expenses, and Restructuring activities	84.8	127.3
Corporate	(22.7)	(28.1)
Restructuring activities, net	0.3	(5.5)
Eliminations – Lease Subsidiary	(1.8)	(19.9)
Eliminations – Other	(0.4)	(0.8)
Consolidated Total	$60.2	$73.0
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended March 31, 2021 were $398.8 million, representing a decrease of $216.4 million, or 35.2%, over the prior year period. The decrease in revenues primarily related to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for further information regarding the change in presentation.
Cost of revenues – Our cost of revenues for the three months ended March 31, 2021 were $296.0 million, representing a decrease of $186.0 million, or 38.6%, over the prior year period. The decrease in cost of revenues was primarily due to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses decreased by 15.4% for the three months ended March 31, 2021, when compared to the prior year period primarily due to lower employee-related costs, including headcount reductions, and lower litigation-related expenses. Additionally, expenses were favorably impacted in the three months ended March 31, 2021 by consulting costs incurred in the prior year period associated with realigning our operating structure to support our rail-focused strategy.

Restructuring activities, net – Our restructuring activities for the three months ended March 31, 2021 resulted in a net gain of $0.3 million, primarily as a result of the disposition of certain non-operating facilities, partially offset by employee transition costs. We had restructuring expenses of $5.5 million during the three months ended March 31, 2020 primarily as a result of asset write-downs related to our corporate headquarters facility and employee transition costs, partially offset by a gain on the disposition of a non-operating facility.
Operating profit – Operating profit for the three months ended March 31, 2021 totaled $60.2 million, representing a decrease of 17.5% from the prior year period. The decrease in operating profit resulted primarily from lower deliveries in the Rail Products Group, and a lower volume of railcar sales in the Leasing Group, partially offset by lower selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended March 31, 2021 totaled $51.3 million, compared to $58.9 million for the three months ended March 31, 2020. The decrease in interest expense, net for the three months ended March 31, 2021 was primarily driven by lower overall borrowing costs associated with the Company's debt facilities, partially offset by higher overall average debt. Additionally, interest expense in the prior year period included a $4.7 million early redemption premium associated with the extinguishment of debt.
Income taxes – The effective tax expense rate from continuing operations for the three months ended March 31, 2021 was 77.9% primarily due an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized. Our effective tax expense rate, without the impact of the CARES Act adjustment, was 28.6% for the three months ended March 31, 2021, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, non-deductible executive compensation, and other permanent tax differences. Our effective tax rate from continuing operations for the three months ended March 31, 2020 was a benefit of 990.6%, primarily due to carryback claims as permitted under the CARES Act. Our effective tax expense rate, without the impact of the CARES Act, was 47.7% for the three months ended March 31, 2020, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
Income tax payments, net of refunds received, during the three months ended March 31, 2021 totaled $0.1 million. The total income tax receivable position as of March 31, 2021 was $440.5 million, primarily related to carryback claims that have been filed.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2021	2020	Percent
	(in millions)		Change
Revenues:
Leasing and management	$183.5	$192.0	(4.4)%
Sales of railcars owned one year or less at the time of sale (1)	—	44.3	(100.0)%
Total revenues	$183.5	$236.3	(22.3)%

Operating profit (2):
Leasing and management	$76.6	$82.5	(7.2)%
Lease portfolio sales (1)	1.7	10.4	(83.7)%
Total operating profit	$78.3	$92.9	(15.7)%
Total operating profit margin	42.7%	39.3%

Leasing and management operating profit margin	41.7%	43.0%

Selected expense information:
Depreciation (3)	$54.6	$53.6	1.9%
Maintenance and compliance	$25.6	$25.9	(1.2)%
Rent	$1.7	$3.0	(43.3)%
Selling, engineering, and administrative expenses	$11.3	$14.3	(21.0)%
Interest	$45.7	$55.1	(17.1)%
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three months ended March 31, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 of the Consolidated Financial Statements for more information.
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
(3) Depreciation expense related to our small cube covered hopper railcars decreased by approximately $3.5 million for the three months ended March 31, 2021 relative to the three months ended March 31, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
Total revenues for the Railcar Leasing and Management Services Group decreased by 22.3% for the three months ended March 31, 2021, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less decreased due to the change in the presentation of sales of railcars from the lease fleet. Additionally, leasing and management revenues decreased 4.4% for the three months ended March 31, 2021, as a result of lower lease rates and lower utilization, partially offset by growth in the lease fleet when compared to the three months ended March 31, 2020.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Lease portfolio sales	$17.3	$112.8
Operating profit on lease portfolio sales	$1.7	$10.4
Operating profit margin on lease portfolio sales	9.8%	9.2%

Operating profit decreased by 15.7% for the three months ended March 31, 2021, compared to the prior year period primarily due to a lower volume of railcar sales, lower lease rates on renewals, and lower utilization, partially offset by growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	March 31, 2021	March 31, 2020
Number of railcars:
Wholly-owned (1)	83,430	79,245
Partially-owned	24,540	24,570
	107,970	103,815
Investor-owned	26,610	25,840
	134,580	129,655
Company-owned railcars (2):
Average age in years	10.4	9.8
Average remaining lease term in years	3.2	3.2
Fleet utilization	94.5%	95.4%
(1) Includes 2,045 railcars and 2,176 railcars under sale-leaseback arrangements as of March 31, 2021 and 2020, respectively.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended March 31,
	2021	2020	Percent
	(in millions)		Change
Revenues:
Rail products	$203.5	$407.5	(50.1)%
Maintenance services	48.1	81.1	(40.7)%
Other	9.4	20.8	(54.8)%
Total revenues	261.0	509.4	(48.8)%

Operating costs:
Cost of revenues	261.2	472.5	(44.7)%
Selling, engineering, and administrative expenses	8.6	11.8	(27.1)%
Operating profit (loss)	$(8.8)	$25.1	(135.1)%
Operating profit (loss) margin	(3.4)%	4.9%
Information related to our Rail Products Group backlog of railcars is summarized below:

	March 31,
	2021	2020	Percent
	(in millions)		Change
External Customers	$694.1	$976.1
Leasing Group	295.8	581.7
Total (1)	$989.9	$1,557.8	(36.5)%

	Three Months Ended March 31,
	2021	2020	Percent
			Change
Beginning balance	8,985	15,085
Orders received	1,410	1,970	(28.4)%
Deliveries	(1,895)	(3,705)	(48.9)%
Other adjustments (1)	—	(540)
Ending balance	8,500	12,810	(33.6)%
Average selling price in ending backlog	$116,459	$121,608	(4.2)%
(1) For the three months ended March 31, 2020, the adjustment includes 540 railcars valued at $81 million that were removed from the backlog because of a change in the underlying financial condition of the customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended March 31, 2021 by 48.8% and 44.7%, respectively, when compared to the prior year period. These decreases primarily resulted from lower deliveries, pricing pressures, and a shift in the mix of railcars sold, as well as a lower volume of railcar modifications in our maintenance services business. Additionally, cost of revenues for the three months ended March 31, 2021 was further impacted by supply chain and operational cost savings initiatives, partially offset by inefficiencies associated with lower volumes and the impacts of weather-related events.
Total backlog dollars decreased by 36.5% when compared to the prior year period primarily from a reduction in orders received, as well as a 4.2% lower average selling price on railcars included in backlog as a result of pricing pressures. Approximately 55.3% of our railcar backlog value is expected to be delivered during 2021 with the remainder to be delivered thereafter into 2024. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
During the three months ended March 31, 2021, railcar shipments included sales to the Leasing Group of $92.5 million with nominal deferred profit, representing 946 railcars, compared to $164.5 million with a deferred profit of $16.8 million, representing 1,303 railcars, in the comparable period in 2020.

All Other

	Three Months Ended March 31,
	2021	2020	Percent
	(in millions)		Change
Revenues:
Highway Products	$68.1	$63.4	7.4%

Operating costs:
Cost of revenues	49.7	44.1	12.7%
Selling, engineering, and administrative expenses	11.8	10.1	16.8%
Gains on dispositions of property	(8.7)	(0.1)	*
Operating profit	$15.3	$9.3	64.5%
Operating profit margin	22.5%	14.7%
* Not meaningful
Revenues and cost of revenues increased for the three months ended March 31, 2021 when compared to the prior year period primarily from increased demand in our highway products business. Operating profit was favorably impacted in the three months ended March 31, 2021 by gains associated with the disposition of a non-operating facility. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.
Corporate

	Three Months Ended March 31,
	2021	2020	Percent
	(in millions)		Change
Operating costs	$22.7	$28.1	(19.2)%
Operating costs for the three months ended March 31, 2021 decreased 19.2%, compared to the prior year period primarily from lower litigation-related expenses and reduced costs associated with streamlining our corporate structure to support our rail-focused strategy, partially offset by higher employee-related costs associated with the realignment of certain support functions.

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
As of March 31, 2021, we have total committed liquidity of $772.4 million. Our total available liquidity includes: $178.1 million of unrestricted cash and cash equivalents; $358.2 million unused and available under our revolving credit facility; and $236.1 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TILC warehouse facility – In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
Dividend Payments – We paid $23.2 million in dividends to our common stockholders during the three months ended March 31, 2021.
Share Repurchase Authorization – In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
Total	4,266,782	$104.6
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash flows from continuing operations:
Operating activities	$70.1	$173.8
Investing activities	(96.0)	(64.6)
Financing activities	83.4	(77.1)
Net cash flows from discontinued operations	(0.4)	(0.2)
Net increase in cash, cash equivalents, and restricted cash	$57.1	$31.9

Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2021 was $70.1 million compared to net cash provided by operating activities from continuing operations of $173.8 million for the three months ended March 31, 2020. The decrease was driven primarily by changes in our operating assets and liabilities.

	Three Months Ended March 31,
	2021	2020
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$9.9	$113.0
(Increase) decrease in income tax receivable	1.2	(374.4)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(12.2)	(29.2)
Changes in operating assets and liabilities	$(1.1)	$(290.6)

The changes in our operating assets and liabilities resulted in a net use of $1.1 million for the three months ended March 31, 2021, as compared to a net use of $290.6 million for the three months ended March 31, 2020. The decrease in the income tax receivable was primarily driven by anticipated tax refunds recorded in the prior year period related to the loss carryback provisions included in recent tax legislation. Additionally, in the prior year period, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was $96.0 million compared to $64.6 million for the three months ended March 31, 2020. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $90.6 million during the three months ended March 31, 2021, compared to $60.7 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•We acquired a company that owns and operates proprietary railcar cleaning technology systems during the three months ended March 31, 2021 for net cash of $16.6 million. We had no acquisitions during the three months ended March 31, 2020.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2021 was $83.4 million compared to $77.1 million of net cash used in financing activities for the same period in 2020. Significant financing activities are as follows:
•During the three months ended March 31, 2021, we had total borrowings of $327.7 million and total repayments of $185.3 million, for net proceeds of $142.4 million, primarily from debt proceeds to support our investment in the lease fleet. During the three months ended March 31, 2020, we had total borrowings of $452.4 million and total repayments of $471.4 million, for net repayments of $19.0 million, primarily related to the early redemption of debt, partially offset by debt proceeds to support our investment in the lease fleet.
•We paid $23.2 million and $22.7 million in dividends to our common stockholders during the three months ended March 31, 2021 and 2020, respectively.
•We repurchased common stock under our authorized share repurchase programs totaling $35.7 million and $35.4 million during the three months ended March 31, 2021 and 2020, respectively. Certain shares of stock repurchased during March 2021, totaling $2.9 million, were cash settled in April 2021 in accordance with normal settlement practices.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2021, we amended our revolving credit facility to increase the maximum leverage ratio through March 31, 2022 and to decrease the minimum interest coverage ratio through December 31, 2021 to provide additional near-term flexibility. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at March 31, 2021
Maximum leverage (1)	No greater than 4.50 to 1.00	2.37
Minimum interest coverage (2)	No less than 1.50 to 1.00	3.44
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2021.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2021.
As of March 31, 2021, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.

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
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2020 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of March 31, 2021, assets held by the Non-Guarantor Subsidiaries included $87.3 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,543.1 million of equipment securing certain non-recourse debt, and $123.0 million of assets located in foreign locations. As of December 31, 2020, assets held by the Non-Guarantor Subsidiaries included $76.7 million of restricted cash that was not available for distribution to the Parent, $6,238.3 million of equipment securing certain non-recourse debt, and $126.9 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
		Three Months Ended March 31, 2021
Revenues (1)		$216.2
Cost of revenues (2)		$191.9
Income (loss) from continuing operations		$(26.4)
Net income (loss)		$(26.8)

Summarized Balance Sheets:
	March 31, 2021	December 31, 2020
Assets:
Receivables, net of allowance (3)	$265.8	$223.0
Inventories	$286.2	$289.1
Property, plant, and equipment, net	$1,141.9	$1,424.8
Goodwill and other assets	$437.4	$453.7

Liabilities:
Accounts payable and accrued liabilities (4)	$269.4	$286.9
Debt	$398.2	$448.2
Deferred income taxes	$863.0	$862.8
Other liabilities	$154.4	$148.7
Noncontrolling interest	$275.5	$277.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the three months ended March 31, 2021.
(2) Cost of revenues includes $30.7 million of purchases from Non-Guarantor Subsidiaries during the three months ended March 31, 2021.
(3) Receivables, net of allowance includes $97.8 million and $86.7 million of receivables from Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020, respectively.
(4) Accounts payable includes $24.1 million and $24.0 million of payables to Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020, respectively.

Capital Expenditures
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
Off Balance Sheet Arrangements
As of March 31, 2021, we had letters of credit issued under our Credit Agreement in an aggregate amount of $35.2 million, the full amount of which is expected to expire in July 2021. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017 LLC, TILC's warehouse loan facility, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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
Free Cash Flow
Total Free Cash Flow After Investments and Dividends ("Free Cash Flow") is a non-GAAP financial measure. The change in presentation of sales of railcars from the lease fleet, which was effected on a prospective basis beginning in the fourth quarter of 2020, had no effect on the Company’s previously reported Free Cash Flow.
We believe Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Free Cash Flow is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following tables.
For the three months ended March 31, 2021, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) debt.

Three Months Ended March 31, 2021
(in millions)
Net cash provided by operating activities – continuing operations	$70.1
Proceeds from lease portfolio sales	17.3
Adjusted Net Cash Provided by Operating Activities	87.4
Capital expenditures – manufacturing and other	(8.5)
Dividends paid to common stockholders	(23.2)
Free Cash Flow (before Capital expenditures – leasing)	55.7
Equity CapEx for new leased railcars	34.5
Total Free Cash Flow After Investments and Dividends	$90.2

Capital expenditures – leasing	$107.9
Less:
Payments to retire debt	(185.3)
Proceeds from issuance of debt	327.7
Net proceeds from (repayments of) debt	142.4
Equity CapEx for new leased railcars	$(34.5)

For the three months ended March 31, 2020, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds from (repayments of) debt.

Three Months Ended March 31, 2020
(in millions)
Net cash provided by operating activities – continuing operations	$173.8
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	68.5
Adjusted Net Cash Provided by Operating Activities	242.3
Capital expenditures – manufacturing and other	(14.0)
Dividends paid to common stockholders	(22.7)
Free Cash Flow (before Capital expenditures – leasing)	205.6
Equity CapEx for new leased railcars	(148.2)
Total Free Cash Flow After Investments and Dividends	$57.4

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less of $42.5	$129.2
Less:
Payments to retire debt	(471.4)
Proceeds from issuance of debt	452.4
Net proceeds from (repayments of) debt	(19.0)
Equity CapEx for new leased railcars	$148.2
Contractual Obligations and Commercial Commitments
Except as described below, as of March 31, 2021, there have been no material changes to our contractual obligations from December 31, 2020:
•In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion. See Note 7 of the Consolidated Financial Statements for additional information regarding the TILC warehouse facility.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our 2020 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in Item 7A of our 2020 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three months ended March 31, 2021.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2021 through January 31, 2021	171,066	$27.28	170,863	$177.5
February 1, 2021 through February 28, 2021	2,757	$31.89	—	$177.5
March 1, 2021 through March 31, 2021	1,122,286	$28.61	1,120,997	$145.4
Total	1,296,109		1,291,860
(1) These columns include the following transactions during the three months ended March 31, 2021: (i) the surrender to the Company of 3,553 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 696 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,291,860 shares of common stock on the open market as part of our share repurchase program.
(2) In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 1,291,860 shares under the share repurchase program during the three months ended March 31, 2021, at a cost of approximately $36.8 million. As of March 31, 2021, the Company had a remaining authorization to repurchase up to $145.4 million of its common stock under the share repurchase program. Certain shares of stock repurchased during March 2021, totaling $2.9 million, were cash settled in April 2021 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1
Amendments to the Company’s Bylaws (i) increasing the number of directors from nine (9) to ten (10), effective March 10, 2021; and (ii) reducing the number of directors from ten (10) to eight (8), effective at the next Annual Meeting of Stockholders (incorporated by reference to Exhibit 3.1 to our Form 8-K filed March 12, 2021).

10.1
Fifth Amended and Restated Warehouse Loan Agreement dated as of March 15, 2021, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 17, 2021).

10.2
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 16, 2021, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

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
April 27, 2021