Form 10-Q
period 2021-06-30
TRINITY INDUSTRIES INC
filed 2021-07-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
Yes ☐ No ☑
At July 20, 2021, the number of shares of common stock, $0.01 par value, outstanding was 99,305,506.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Manufacturing	$186.5	$316.6	$402.0	$695.7
Leasing	185.0	192.6	368.3	428.7
	371.5	509.2	770.3	1,124.4
Operating costs:
Cost of revenues:
Manufacturing	156.7	293.7	356.0	637.1
Leasing	102.5	102.9	199.2	241.5
	259.2	396.6	555.2	878.6
Selling, engineering, and administrative expenses:
Manufacturing	17.4	19.6	37.8	41.5
Leasing	13.2	13.0	24.5	27.3
Other	27.1	24.2	49.8	52.3
	57.7	56.8	112.1	121.1
Gains on dispositions of property:
Lease portfolio sales (Note 1)	11.1	5.7	12.8	14.4
Other	1.0	0.9	10.8	1.8
	12.1	6.6	23.6	16.2
Impairment of long-lived assets	—	369.4	—	369.4
Restructuring activities, net	(0.7)	0.3	(1.0)	5.8
Total operating profit (loss)	67.4	(307.3)	127.6	(234.3)
Other (income) expense:
Interest expense, net	51.0	53.0	102.3	106.9
Loss on extinguishment of debt	11.7	—	11.7	5.0
Other, net	0.8	(0.7)	2.0	(1.5)
	63.5	52.3	116.0	110.4
Income (loss) from continuing operations before income taxes	3.9	(359.6)	11.6	(344.7)
Provision (benefit) for income taxes:
Current	0.5	(79.7)	5.3	(452.5)
Deferred	(1.4)	7.9	(0.2)	233.1
	(0.9)	(71.8)	5.1	(219.4)
Income (loss) from continuing operations	4.8	(287.8)	6.5	(125.3)
Loss from discontinued operations, net of provision (benefit) for income taxes of $—, $—, $0.4, and $(0.1)	—	—	(0.4)	(0.2)
Net income (loss)	4.8	(287.8)	6.1	(125.5)
Net loss attributable to noncontrolling interest	(7.9)	(80.9)	(9.9)	(80.3)
Net income (loss) attributable to Trinity Industries, Inc.	$12.7	$(206.9)	$16.0	$(45.2)

Basic earnings per common share:
Income (loss) from continuing operations	$0.12	$(1.76)	$0.15	$(0.38)
Income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.12	$(1.76)	$0.15	$(0.38)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.12	$(1.76)	$0.15	$(0.38)
Income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.12	$(1.76)	$0.15	$(0.38)
Weighted average number of shares outstanding:
Basic	102.8	117.3	106.4	117.6
Diluted	105.1	117.3	108.9	117.6
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$4.8	$(287.8)	$6.1	$(125.5)
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $0.3, $0.5, $(1.7), and $8.2	(0.4)	(1.7)	5.8	(27.3)
Reclassification adjustments for losses included in net income, net of tax benefit (expense) of $(0.6), $1.2, $0.3, and $1.7	2.0	4.9	1.1	5.9
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $—, $0.1, $—, and $0.2	—	0.2	—	0.4
Amortization of net actuarial losses, net of tax benefit of $0.1, $0.3, $0.1, and $0.6	—	1.2	0.1	2.4
	1.6	4.6	7.0	(18.6)
Comprehensive income (loss)	6.4	(283.2)	13.1	(144.1)
Less: comprehensive loss attributable to noncontrolling interest	(7.5)	(80.6)	(9.2)	(79.7)
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$13.9	$(202.6)	$22.3	$(64.4)
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$91.0	$132.0
Receivables, net of allowance	218.3	199.0
Income tax receivable	233.1	445.8
Inventories:
Raw materials and supplies	186.2	176.4
Work in process	78.2	52.2
Finished goods	101.2	92.6
	365.6	321.2
Restricted cash, including partially-owned subsidiaries of $42.6 and $31.1	164.7	96.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,938.5 and $1,931.6	9,337.1	9,193.0
Less accumulated depreciation, including partially-owned subsidiaries of $549.5 and $525.7	(2,288.4)	(2,189.6)
	7,048.7	7,003.4
Goodwill	215.7	208.8
Other assets	279.9	295.2
Total assets	$8,617.0	$8,701.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$188.1	$156.4
Accrued liabilities	275.9	314.7
Debt:
Recourse	448.4	448.2
Non-recourse:
Wholly-owned subsidiaries	3,607.3	3,340.5
Partially-owned subsidiaries	1,232.5	1,228.3
	5,288.2	5,017.0
Deferred income taxes	1,049.3	1,047.5
Other liabilities	157.6	150.2
Total liabilities	6,959.1	6,685.8

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.0	1.1
Capital in excess of par value	—	—
Retained earnings	1,414.1	1,769.4
Accumulated other comprehensive loss	(24.6)	(30.9)
Treasury stock	(0.6)	(0.8)
	1,389.9	1,738.8
Noncontrolling interest	268.0	277.2
Total stockholders' equity	1,657.9	2,016.0
Total liabilities and stockholders' equity	$8,617.0	$8,701.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Operating activities:
Net income (loss)	$6.1	$(125.5)
Loss from discontinued operations, net of income taxes	0.4	0.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135.7	134.6
Stock-based compensation expense	9.8	14.9
Provision for deferred income taxes	(0.2)	233.1
Net gains on lease portfolio sales	(12.8)	(14.4)
Gains on dispositions of property and other assets	(12.2)	(5.3)
Impairment of long-lived assets	—	369.4
Non-cash impact of restructuring activities	—	5.2
Non-cash interest expense	6.6	4.5
Loss on early extinguishment of debt	11.7	5.0
Other	6.9	(5.4)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(19.9)	33.1
(Increase) decrease in income tax receivable	208.6	(448.3)
(Increase) decrease in inventories	(47.5)	11.9
(Increase) decrease in other assets	13.3	169.7
Increase (decrease) in accounts payable	31.7	(15.7)
Increase (decrease) in accrued liabilities	(4.0)	(37.7)
Increase (decrease) in other liabilities	0.9	(1.5)
Net cash provided by operating activities – continuing operations	335.1	327.8
Net cash used in operating activities – discontinued operations	(0.4)	(0.2)
Net cash provided by operating activities	334.7	327.6

Investing activities:
Proceeds from dispositions of property and other assets	24.0	14.2
Proceeds from lease portfolio sales	88.8	132.2
Capital expenditures – leasing (net of sold lease fleet railcars owned one year or less with a net cost of $54.0 for the six months ended June 30, 2020)	(251.7)	(259.5)
Capital expenditures – manufacturing and other	(17.4)	(41.5)
Acquisitions, net of cash acquired	(16.6)	—
Other	(0.1)	—
Net cash used in investing activities	(173.0)	(154.6)

Financing activities:
Payments to retire debt	(1,925.2)	(618.3)
Proceeds from issuance of debt	2,176.7	552.4
Shares repurchased	(329.4)	(35.4)
Dividends paid to common shareholders	(47.4)	(46.4)
Purchase of shares to satisfy employee tax on vested stock	(9.1)	(9.0)
Net cash used in financing activities	(134.4)	(156.7)
Net increase in cash, cash equivalents, and restricted cash	27.3	16.3
Cash, cash equivalents, and restricted cash at beginning of period	228.4	277.6
Cash, cash equivalents, and restricted cash at end of period	$255.7	$293.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.8)	(0.1)	—	(0.1)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9
Net income (loss)	—	—	—	12.7	—	—	—	12.7	(7.9)	4.8
Other comprehensive income	—	—	—	—	1.2	—	—	1.2	0.4	1.6
Cash dividends declared on common stock (1)	—	—	—	(21.0)	—	—	—	(21.0)	—	(21.0)
Stock-based compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Shares repurchased	—	—	—	—	—	(10.5)	(290.8)	(290.8)	—	(290.8)
Settlement of share-based awards, net	1.1	—	0.1	—	—	(0.3)	(9.1)	(9.0)	—	(9.0)
Retirement of treasury stock	(12.2)	(0.1)	(10.6)	(327.0)	—	12.2	337.7	—	—	—
Balances at June 30, 2021	100.1	$1.0	$—	$1,414.1	$(24.6)	—	$(0.6)	$1,389.9	$268.0	$1,657.9
(1) Dividends of $0.21 per common share for all periods presented in 2021.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive income (loss)	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1
Net income (loss)	—	—	—	(206.9)	—	—	—	(206.9)	(80.9)	(287.8)
Other comprehensive income	—	—	—	—	4.3	—	—	4.3	0.3	4.6
Cash dividends declared on common stock (1)	—	—	—	(20.6)	—	—	—	(20.6)	—	(20.6)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Retirement of treasury stock	(2.5)	—	(17.5)	(30.2)	—	2.5	47.7	—	—	—
Settlement of share-based awards, net	1.5	—	1.9	—	—	(0.6)	(11.4)	(9.5)	—	(9.5)
Balances at June 30, 2020	118.7	$1.2	$—	$2,063.3	$(172.3)	(0.1)	$(0.9)	$1,891.3	$269.1	$2,160.4
(1) Dividends of $0.19 per common share for all periods presented in 2020.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2021, and the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2021 presentation.
Due to seasonal and other factors, including the impacts of the coronavirus pandemic (“COVID-19”) and the related governmental response, the results of operations for the six months ended June 30, 2021 may not be indicative of expected results of operations for the year ending December 31, 2021. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2020.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of June 30, 2021 and December 31, 2020.

During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three and six months ended June 30, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $5.4 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2021 and the percentage of the outstanding performance obligations as of June 30, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at June 30, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Rail Products Group:
Rail products:
External customers	$891.3
Leasing Group	286.4
	$1,177.7	48.8%

Maintenance services	$7.8	100.0%

Railcar Leasing and Management Services Group	$73.0	13.0%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2024. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2021, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Operations
Operating lease expense	$4.2	$4.6	$7.9	$8.5
Short-term lease expense	$0.2	$1.2	$0.2	$1.4

			June 30, 2021	December 31, 2020
Consolidated Balance Sheets
Right-of-use assets (1)			$92.3	$77.1
Lease liabilities (2)			$115.9	$96.9

Weighted average remaining lease term			10.6 years	11.3 years
Weighted average discount rate			3.0%	3.3%

			Six Months Ended June 30,
			2021	2020
Consolidated Statements of Cash Flows
Cash flows from operating activities			$7.9	$8.5
Right-of-use assets recognized in exchange for new lease liabilities (3)			$22.5	$50.7
(1) Included in other assets in our Consolidated Balance Sheet.
(2) Included in other liabilities in our Consolidated Balance Sheet.
(3) Includes the commencement of the new headquarters facility for the six months ended June 30, 2020.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining six months of 2021	$5.6	$2.2	$7.8
2022	10.4	8.2	18.6
2023	8.6	8.1	16.7
2024	5.3	6.9	12.2
2025	3.5	6.2	9.7
Thereafter	6.5	64.8	71.3
Total operating lease payments	$39.9	$96.4	$136.3
Less: Present value adjustment			(20.4)
Total operating lease liabilities			$115.9

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties. As of June 30, 2021, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating lease revenues	$165.0	$165.1	$328.0	$337.3
Variable operating lease revenues	$12.5	$10.6	$25.9	$23.2

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2021	$288.0
2022	478.9
2023	358.9
2024	268.2
2025	187.1
Thereafter	347.1
Total	$1,928.2
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. The balance for allowance for credit losses that are in the scope of ASC 326, Financial Instruments - Credit Losses was $10.8 million and $9.3 million at June 30, 2021 and December 31, 2020, respectively. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.

Acquisitions
In January 2021, we completed the acquisition of a company that owns and operates proprietary railcar cleaning technology systems. This transaction was recorded as a business combination within the Rail Products Group, based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. This transaction resulted in goodwill of $6.9 million. There was no acquisition activity for the three and six months ended June 30, 2020.
Goodwill
As of June 30, 2021 and December 31, 2020, the carrying amount of our goodwill totaled $215.7 million and $208.8 million, respectively, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$7.4	$7.7	$11.7	$8.1
Warranty costs incurred	(2.5)	(0.6)	(3.0)	(1.5)
Warranty originations and revisions	1.2	2.4	(2.4)	3.0
Warranty expirations	(0.3)	—	(0.5)	(0.1)
Ending balance	$5.8	$9.5	$5.8	$9.5

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
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2021
				AOCL – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.7	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.9	$1.2
Triumph Rail secured railcar equipment notes	$34.8	2.62%	$—	$—	$—
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.4)	$—
Open hedge:
2017 promissory notes – interest rate swap	$474.7	2.66%	$(32.4)	$31.9	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2021	2020	2021	2020
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$—	$—	$(0.1)	$—
2018 secured railcar equipment notes	$—	$—	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$0.5	$0.5	$1.0	$1.0	$1.5
Triumph Rail secured railcar equipment notes	$0.1	$—	$0.1	$0.1	$—
2017 promissory notes – interest rate cap	$—	$—	$—	$—	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$3.1	$3.0	$6.2	$4.7	$12.4
(1) Based on the fair value of open hedges as of June 30, 2021.

Other Derivatives
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. The effect of commodity hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at June 30, 2021		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
			2021	2020	2021	2020
(in millions)
$50.0	$1.1	$(2.2)	$(2.3)	$2.6	$(6.0)	$1.8	$(2.2)
(1) Based on the fair value of open hedges as of June 30, 2021.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2021	December 31, 2020
	(in millions)
Assets:
Cash equivalents	$12.3	$24.2
Restricted cash	164.7	96.4
Total assets	$177.0	$120.6
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

	Level 2
	June 30, 2021	December 31, 2020
	(in millions)
Assets:
Foreign currency hedge (1)	$1.1	$4.8
Total assets	$1.1	$4.8

Liabilities:
Interest rate hedge (2)	$32.4	$45.2
Total liabilities	$32.4	$45.2
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2021 and December 31, 2020, we have no assets measured as Level 3 in the fair value hierarchy.
See Note 10 for information regarding the non-recurring fair value measurement considerations during the three and six months ended June 30, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 7 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$185.0	$108.3	$78.2	$—	$—	$371.5
Intersegment Revenue	0.1	153.5	—	(151.0)	(2.6)	—
Total Revenues	$185.1	$261.8	$78.2	$(151.0)	$(2.6)	$371.5

	Three Months Ended June 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$192.6	$247.3	$69.3	$—	$—	$509.2
Intersegment Revenue	0.2	158.3	—	(156.0)	(2.5)	—
Total Revenues	$192.8	$405.6	$69.3	$(156.0)	$(2.5)	$509.2

	Six Months Ended June 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$368.3	$255.7	$146.3	$—	$—	$770.3
Intersegment Revenue	0.3	267.1	—	(262.3)	(5.1)	—
Total Revenues	$368.6	$522.8	$146.3	$(262.3)	$(5.1)	$770.3

	Six Months Ended June 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$428.7	$564.5	$131.2	$—	$—	$1,124.4
Intersegment Revenue	0.4	350.5	1.5	(346.4)	(6.0)	—
Total Revenues	$429.1	$915.0	$132.7	$(346.4)	$(6.0)	$1,124.4

The reconciliation of segment operating profit (loss) to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$81.1	$82.9	$159.4	$175.8
Rail Products Group	3.2	7.9	(5.6)	33.0
All Other	12.8	7.3	28.1	16.6
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	97.1	98.1	181.9	225.4
Corporate	(27.1)	(24.2)	(49.8)	(52.3)
Impairment of long-lived assets	—	(369.4)	—	(369.4)
Restructuring activities, net	0.7	(0.3)	1.0	(5.8)
Eliminations – Lease Subsidiary	(3.0)	(11.0)	(4.8)	(30.9)
Eliminations – Other	(0.3)	(0.5)	(0.7)	(1.3)
Consolidated operating profit (loss)	67.4	(307.3)	127.6	(234.3)
Other (income) expense	63.5	52.3	116.0	110.4
Provision (benefit) for income taxes	(0.9)	(71.8)	5.1	(219.4)
Loss from discontinued operations, net of income taxes	—	—	(0.4)	(0.2)
Net income (loss)	$4.8	$(287.8)	$6.1	$(125.5)

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
At June 30, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $140.3 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has wholly-owned subsidiaries known as Triumph Rail LLC ("Triumph Rail"), formerly known as TRIP Master Funding LLC ("TRIP Master Funding”), and TRIP Railcar Co. LLC ("TRIP Railcar Co."). RIV 2013 has a wholly owned-subsidiary known as TRP 2021 LLC ("TRP-2021"), formerly known as Trinity Rail Leasing 2012 LLC (“TRL-2012”). TILC is the contractual servicer for Triumph Rail, TRIP Railcar Co., and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of our partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses or guarantee minimum yields.
The assets of each of Triumph Rail, TRIP Railcar Co., and TRP-2021 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of Triumph Rail, TRIP Railcar Co., and TRP-2021 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to Triumph Rail, TRIP Railcar Co., and TRP-2021 and has the potential to earn certain incentive fees. There are no remaining equity commitments with respect to TRIP Holdings or RIV 2013.
See Note 7 regarding TRIP Holdings and RIV 2013, including the redemption and refinancing of the debt of their respective subsidiaries.

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	June 30, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$4.7	$—	$4.7	$—	$4.7
Accounts receivable	95.3	9.7	105.0	—	105.0
Property, plant, and equipment, net	5,853.7	1,605.6	7,459.3	(804.3)	6,655.0
Restricted cash	122.1	42.6	164.7	—	164.7
Other assets	53.4	1.4	54.8	—	54.8
Total assets	$6,129.2	$1,659.3	$7,788.5	$(804.3)	$6,984.2

Accounts payable and accrued liabilities	$114.4	$32.5	$146.9	$—	$146.9
Debt, net	3,607.3	1,232.5	4,839.8	—	4,839.8
Deferred income taxes	1,068.1	1.1	1,069.2	(186.5)	882.7
Other liabilities	37.9	—	37.9	—	37.9
Total liabilities	4,827.7	1,266.1	6,093.8	(186.5)	5,907.3
Noncontrolling interest	—	268.0	268.0	—	268.0
Total Equity	$1,301.5	$125.2	$1,426.7	$(617.8)	$808.9

	December 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations — Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.5	$—	$3.5	$—	$3.5
Accounts receivable	82.0	8.4	90.4	—	90.4
Property, plant, and equipment, net	5,795.9	1,626.3	7,422.2	(820.3)	6,601.9
Restricted cash	65.2	31.1	96.3	—	96.3
Other assets	38.1	1.6	39.7	—	39.7
Total assets	$5,984.7	$1,667.4	$7,652.1	$(820.3)	$6,831.8

Accounts payable and accrued liabilities	$141.4	$30.9	$172.3	$—	$172.3
Debt, net	3,340.5	1,228.3	4,568.8	—	4,568.8
Deferred income taxes	1,062.3	1.1	1,063.4	(186.2)	877.2
Other liabilities	25.7	—	25.7	—	25.7
Total liabilities	4,569.9	1,260.3	5,830.2	(186.2)	5,644.0
Noncontrolling interest	—	277.2	277.2	—	277.2
Total Equity	$1,414.8	$129.9	$1,544.7	$(634.1)	$910.6
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$185.1	$182.7	1.3%	$368.6	$374.7	(1.6)%
Sales of railcars owned one year or less at the time of sale (1)	—	10.1	(100.0)%	—	54.4	(100.0)%
Total revenues	$185.1	$192.8	(4.0)%	$368.6	$429.1	(14.1)%

Operating profit (2):
Leasing and management	$70.0	$78.5	(10.8)%	$146.6	$161.0	(8.9)%
Lease portfolio sales (1)	$11.1	$4.4	152.3%	12.8	14.8	(13.5)%
Total operating profit	$81.1	$82.9	(2.2)%	$159.4	$175.8	(9.3)%
Total operating profit margin	43.8%	43.0%		43.2%	41.0%

Leasing and management operating profit margin	37.8%	43.0%		39.8%	43.0%

Selected expense information:
Depreciation (3)	$57.2	$54.0	5.9%	$111.8	$107.6	3.9%
Maintenance and compliance	$25.3	$23.0	10.0%	$50.9	$48.9	4.1%
Rent	$1.7	$3.0	(43.3)%	$3.4	$6.0	(43.3)%
Selling, engineering, and administrative expenses	$13.2	$13.0	1.5%	$24.5	$27.3	(10.3)%
Interest (4)	$57.0	$47.1	21.0%	$102.7	$102.2	0.5%
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three and six months ended June 30, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 for more information.
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
(3) Depreciation expense related to our small cube covered hopper railcars decreased by approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2021, respectively, relative to the three and six months ended June 30, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(4) Interest expense for the three and six months ended June 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 7 for more information. Interest expense for the six months ended June 30, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Lease portfolio sales	$71.5	$73.8	$88.8	$186.6
Operating profit on lease portfolio sales	$11.1	$4.4	$12.8	$14.8
Operating profit margin on lease portfolio sales	15.5%	6.0%	14.4%	7.9%

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

	Remaining six months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$285.4	$475.1	$357.0	$267.1	$186.8	$347.0	$1,918.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2021 consisted primarily of non-recourse debt. As of June 30, 2021, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,731.0 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2021 was $1,109.8 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Holdings held equipment with a net book value of $1,137.2 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. TRP-2021 equipment with a net book value of $468.4 million is pledged solely as collateral for the TRP-2021 debt. See Note 4 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining six months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future operating lease obligations	$5.4	$10.1	$8.3	$4.9	$3.2	$6.2	$38.1
Future contractual minimum rental revenues	$2.6	$3.8	$1.9	$1.1	$0.3	$0.1	$9.8
Operating lease obligations totaling $1.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $1.8 million, which is excluded from the table above.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2021	December 31, 2020
	(in millions)
Manufacturing/Corporate:
Land	$22.7	$23.2
Buildings and improvements	437.5	428.6
Machinery and other	485.5	485.1
Construction in progress	24.5	42.5
	970.2	979.4
Less: accumulated depreciation	(576.5)	(577.9)
	393.7	401.5
Leasing:
Wholly-owned subsidiaries:
Machinery and other	19.4	19.5
Equipment on lease	7,154.8	7,010.6
	7,174.2	7,030.1
Less: accumulated depreciation	(1,320.5)	(1,234.2)
	5,853.7	5,795.9
Partially-owned subsidiaries:
Equipment on lease	2,255.6	2,248.2
Less: accumulated depreciation	(650.0)	(621.9)
	1,605.6	1,626.3

Deferred profit on railcars sold to the Leasing Group	(1,062.9)	(1,064.7)
Less: accumulated amortization	258.6	244.4
	(804.3)	(820.3)
	$7,048.7	$7,003.4

Note 7. Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Corporate – Recourse:
Revolving credit facility	$50.0	$50.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	399.8
	449.8	449.8
Less: unamortized debt issuance costs	(1.4)	(1.6)
Total recourse debt	448.4	448.2

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.5 and $0.6	2,318.1	2,042.4
2017 promissory notes, net of unamortized discount of $9.0 and $10.1	781.4	802.7
TILC warehouse facility	534.2	519.4
	3,633.7	3,364.5
Less: unamortized debt issuance costs	(26.4)	(24.0)
	3,607.3	3,340.5
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $—	915.1	1,237.5
TRIP Railcar Co. term loan	329.6	—
Less: unamortized debt issuance costs	(12.2)	(9.2)
	1,232.5	1,228.3
Total non–recourse debt	4,839.8	4,568.8
Total debt	$5,288.2	$5,017.0
Estimated Fair Value of Debt – The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TILC warehouse facility, and TRIP Railcar Co. term loan approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our long-term debt are as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Level 1	$1,695.2	$1,372.1
Level 2	426.2	420.3
Level 3	3,313.7	3,462.4
	$5,435.1	$5,254.8
Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. During the six months ended June 30, 2021, we had total borrowings of $370.0 million and total repayments of $370.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $35.2 million. Of the $364.8 million remaining unused amount, $361.1 million is available for borrowing as of June 30, 2021. The outstanding letters of credit as of June 30, 2021 are scheduled to expire in July 2022. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of June 30, 2021. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of June 30, 2021).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2021, we amended our revolving credit facility to increase the maximum leverage ratio through March 31, 2022 and to decrease the minimum interest coverage ratio through December 31, 2021 to provide additional near-term flexibility. As of June 30, 2021, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. In March 2021, the facility was extended through March 15, 2024, the total commitment was increased from $750 million to $1.0 billion, with a potential increase of up to an additional $250 million, subject to certain conditions, and provided for a facility margin of 185 basis points. During the six months ended June 30, 2021, we had total borrowings of $257.3 million and total repayments of $242.5 million under the TILC warehouse loan facility. Under the renewed facility, the entire unused facility amount of $465.8 million was available as of June 30, 2021 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at June 30, 2021.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes bear interest at a fixed rate of 2.26%, and the TRL-2021 Class B Notes bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. We incurred $3.3 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2021 Notes. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2021 Notes were used to repay approximately $214.4 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
June 2021 Refinancing of Partially-Owned Leasing Subsidiaries
Triumph Rail – In June 2021, Triumph Rail, formerly known as TRIP Master Funding, issued an aggregate principal amount of (i) $535.0 million of its Series 2021-2 Class A Green Secured Railcar Equipment Notes (the “Triumph Class A Notes”) and (ii) $25.4 million of its Series 2021-2 Class B Green Secured Railcar Equipment Notes (the “Triumph Class B Notes”) (the Triumph Class A Notes and the Triumph Class B Notes are, collectively, the “Triumph Notes”). The Triumph Class A Notes bear interest at a fixed rate of 2.15%, and the Triumph Class B Notes bear interest at a fixed rate of 3.08%. The Triumph Notes are payable monthly, and have a stated final maturity date of June 15, 2051. We incurred $5.6 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the Triumph Notes. The Triumph Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Triumph Rail's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by Triumph Rail.
Triumph Rail used the net proceeds received from the issuance of the Triumph Notes, as well as proceeds from the sale of railcars and related operating leases to TRIP Railcar Co. described below, to redeem its outstanding debt, consisting of (i) the Series 2011 Class A-2 TRIP Master Funding Secured Railcar Equipment Notes due July 2041, (ii) the Series 2014-1 Class A-2 Secured Railcar Equipment Notes due April 2044, and (iii) the Series 2017-1 Secured Railcar Equipment Notes due August 2047, of which $869.1 million was outstanding at the redemption date. The all-in rate for these notes was 5.16% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $8.7 million, which included a $3.3 million early redemption premium and a write-off of $5.4 million in unamortized debt issuance costs. These charges are reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the three and six months ended June 30, 2021.
TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan was established to finance railcars and operating leases thereon purchased by TRIP Railcar Co. from Triumph Rail. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. The TRIP term loan bears interest at LIBOR plus 1.85%, for an all-in interest rate of 1.92% at June 30, 2021, and has a stated maturity date of June 2025. We incurred $2.9 million in debt issuance costs, which will be amortized to interest expense over the anticipated repayment term of the TRIP Railcar Co. term loan. The TRIP Railcar Co. term loan is non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Railcar Co.'s portfolio of railcars, operating leases thereon, and all other assets owned by TRIP Railcar Co. Net proceeds received from the transaction were used to purchase railcars and related operating leases from Triumph Rail.

TRP-2021 – In June 2021, TRP-2021, formerly known as TRL-2012, issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes bear interest at a fixed rate of 2.07%, and the TRP-2021 Class B Notes bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. We incurred $3.7 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRP-2021 Notes. The TRP-2021 Notes are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013, and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRP-2021.
TRP-2021 used the net proceeds from the issuance of the TRP-2021 Notes to redeem its outstanding debt, consisting of (i) the Series 2012-1 Secured Railcar Equipment Notes due January 2043 and (ii) the Series 2013-1 Class A-1 Secured Railcar Equipment Notes due July 2043, of which $348.0 million was outstanding at the redemption date. The all-in rate for these notes was 3.59% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $3.0 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the three and six months ended June 30, 2021.
Each of our secured railcar equipment notes, including the TRL-2021 Notes, the Triumph Rail Notes, and the TRP-2021 Notes, generally has an anticipated repayment date and a stated final maturity date. While the stated final maturity date of these notes is in 2051, the cash flows from the assets of each of TRL-2021, Triumph Rail, and TRP-2021 will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the Notes will be repaid well in advance of their stated final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. If these notes are not repaid by the anticipated repayment date, the respective interest rates on these notes would increase from the fixed rates stated above.
Terms and conditions of our other long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2020 Annual Report on Form 10-K.
Note 8. Income Taxes
The effective tax rate from continuing operations for the three months ended June 30, 2021 was a benefit of 23.1%, which differs from the U.S. statutory rate of 21.0% primarily due to excess tax benefits associated with equity based compensation. The effective tax rate from continuing operations for the six months ended June 30, 2021 was an expense of 44.0%, which differs from the U.S. statutory rate primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, partially offset by excess tax benefits associated with equity based compensation.
Our effective tax rates from continuing operations for the three and six months ended June 30, 2020 were a benefit of 20.0% and a benefit of 63.6%, respectively, primarily due to carryback claims as permitted under the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates, without the impact of the CARES Act, were an expense of 16.9% and an expense of 15.5% for the three and six months ended June 30, 2020, respectively, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the six months ended June 30, 2021 totaled $206.7 million. The total income tax receivable position as of June 30, 2021 was $233.1 million, primarily related to carryback claims that have been filed.
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

Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Expense Components
Service cost	$—	$—	$—	$—
Interest	0.1	3.7	0.2	7.4
Expected return on plan assets	—	(5.2)	—	(10.4)
Amortization of actuarial loss	0.1	1.5	0.2	3.0
Amortization of prior service cost	—	0.3	—	0.6
Net periodic benefit cost	0.2	0.3	0.4	0.6
Profit sharing	2.4	1.9	5.2	4.6
Net expense	$2.6	$2.2	$5.6	$5.2
The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations. For the three and six months ended June 30, 2021, net periodic benefit cost relates to the Supplemental Executive Retirement Plan.
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
During the six months ended June 30, 2021, as permitted by applicable regulations, we used $10.2 million of the Pension Plan surplus to fund obligations associated with the Company's profit sharing plans. There was no funding from the Pension Plan surplus to the Company's profit sharing plans during the three months ended June 30, 2021. During the three and six months ended June 30, 2021, we used $1.0 million and $2.2 million, respectively, to fund pension administrative expenses required to finalize the settlement of the Pension Plan. The remaining surplus of the Pension Plan of $11.2 million will be used to fund final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes.
Note 10. Asset Impairments and Restructuring Activities
Second quarter of 2020 impairment of small cube covered hopper railcars
During the second quarter of 2020, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. Significant price declines in the crude oil market, as well as lower demand for certain commodities, resulted in a decline in customer demand for certain types of railcars. As a result, certain of the Leasing Group's small cube covered hopper customers requested rent relief and, in a number of cases, filed for bankruptcy in the second quarter of 2020. Therefore, we determined that the events and circumstances that arose during the second quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our lease fleet portfolio.
We performed a cash flow recoverability test of our small cube covered hopper railcars and compared the undiscounted cash flows to the carrying value of the assets. Significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. The aggregate impairment charge of $369.4 million is reflected in the impairment of long-lived assets line of our Consolidated Statements of Operations for the three and six months ended June 30, 2020. See Note 11 of our 2020 Annual Report on Form 10-K for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars.

Restructuring activities
During the three months ended June 30, 2021, restructuring activities resulted in a net gain of $0.7 million from the disposition of non-operating facilities included in previous restructuring plans. During the six months ended June 30, 2021, restructuring activities resulted in a net gain of $1.0 million, primarily as a result of a $1.4 million gain on the disposition of certain non-operating facilities included in previous restructuring plans, partially offset by $0.4 million in employee severance costs.
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
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheets:

	Accrued charges as of December 31, 2020	Charges and adjustments	Payments	Accrued charges as of June 30, 2021
	(in millions)
Cash charges:
Employee severance costs	$1.4	$0.4	$(1.4)	$0.4
	$1.4	$0.4	$(1.4)	$0.4
Non-cash charges:
Gain on disposition of assets		$(1.4)
Total restructuring activities		$(1.0)
Although restructuring activities are not allocated to our reportable segments, the following tables summarize the restructuring activities by reportable segment:

	Three Months Ended June 30,
	2021	2020
	Gain on Disposition on Assets	Loss on Disposition on Assets

Railcar Leasing and Management Services Group	$—	$—
Rail Products Group	—	—
All Other	(0.7)	0.3
Corporate	—	—
Total restructuring activities	$(0.7)	$0.3

	Six Months Ended June 30, 2021
	Employee Severance Costs	Gain on Disposition of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.3	—	0.3
All Other	—	(1.4)	(1.4)
Corporate	0.1	—	0.1
Total restructuring activities	$0.4	$(1.4)	$(1.0)

	Six Months Ended June 30, 2020
	Employee Severance Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—	$—
Rail Products Group	2.6	—	—	2.6
All Other	0.1	(3.5)	—	(3.4)
Corporate	1.4	—	5.2	6.6
Total restructuring activities	$4.1	$(3.5)	$5.2	$5.8
Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the six months ended June 30, 2021 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) and prior service costs of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2020	$(1.3)	$(25.6)	$(4.0)	$(30.9)
Other comprehensive income, net of tax, before reclassifications	—	5.8	—	5.8
Amounts reclassified from AOCL, net of tax benefit of $—, $0.3, $0.1, and $0.4	—	1.1	0.1	1.2
Less: noncontrolling interest	—	(0.7)	—	(0.7)
Other comprehensive income	—	6.2	0.1	6.3
Balances at June 30, 2021	$(1.3)	$(19.4)	$(3.9)	$(24.6)
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

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
Repurchase Agreement with ValueAct
On April 29, 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. (“ValueAct”), the Company's largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021. Under the repurchase agreement, ValueAct will not make any additional sales of common stock without our consent through September 1, 2021. The repurchase from ValueAct was approved by our Board of Directors separately from, and will not reduce the authorized amount remaining under, the existing share repurchase program described below.
Share Repurchase Authorization
In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
April 1, 2021 through June 30, 2021	2,440,793	68.3	$77.1
Total	6,707,575	$172.9
During the three and six months ended June 30, 2021, total share repurchases were 10.5 million and 11.8 million, respectively, at a cost of approximately $290.8 million and $327.6 million, respectively. During the six months ended June 30, 2020, share repurchases totaled 1.9 million at a cost of approximately $35.4 million under the previous share repurchase program, which was completed in the third quarter of 2020. There were no shares repurchases during the three months ended June 30, 2020.
Stock-Based Compensation
Stock-based compensation totaled approximately $4.4 million and $9.8 million for the three and six months ended June 30, 2021, respectively. Stock-based compensation totaled approximately $7.6 million and $14.9 million for the three and six months ended June 30, 2020, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized on a straight-line basis over their vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2021:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	581,746	$28.41
Restricted stock awards	22,734	$28.48
Performance units	240,931	$30.85

Note 13. Earnings Per Common Share
Basic net income (loss) attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income (loss) attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested RSAs that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income (loss) attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented. There were no restricted shares and stock options included in the computation of diluted earnings per common share for the three and six months ended June 30, 2020 as we incurred a loss for these periods, and any effect on loss per common share would have been antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc. for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Income (loss) from continuing operations	$4.8	$(287.8)	$6.5	$(125.3)
Less: Net loss attributable to noncontrolling interest	7.9	80.9	9.9	80.3
Unvested restricted share participation – continuing operations	—	—	—	—
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	12.7	(206.9)	16.4	(45.0)
Net loss from discontinued operations, net of income taxes	—	—	(0.4)	(0.2)
Unvested restricted share participation – discontinued operations	—	—	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	—	—	(0.4)	(0.2)
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$12.7	$(206.9)	$16.0	$(45.2)

Basic weighted average shares outstanding	102.8	117.3	106.4	117.6
Effect of dilutive securities	2.3	—	2.5	—
Diluted weighted average shares outstanding	105.1	117.3	108.9	117.6

Basic earnings per common share:
Income (loss) from continuing operations	$0.12	$(1.76)	$0.15	$(0.38)
Income (loss) from discontinued operations	—	—	—	—
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.12	$(1.76)	$0.15	$(0.38)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.12	$(1.76)	$0.15	$(0.38)
Income (loss) from discontinued operations	—	—	—	—
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.12	$(1.76)	$0.15	$(0.38)

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	—	0.1	—
Antidilutive stock options	—	—	—	—

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
State, county, and municipal actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia) and the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court). In addition to these two currently pending state qui tam actions, Mr. Harman has also filed a second amended complaint in a previously dismissed action pursuant to the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee) and sought leave to file an amended complaint in a previously dismissed action pursuant to the New Jersey False Claims Act (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter.
In a similar California state qui tam action filed by Mr. Harman (State of California ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. RG 14721864, in the Superior Court of California, Alameda County), on July 15, 2021, Mr. Harman filed an unopposed Request for Dismissal. On July 21, 2021, the Court entered an order dismissing the case.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $10.9 million to $19.1 million, which includes our rights in indemnity and recourse to third parties of approximately $5.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of June 30, 2021. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At June 30, 2021, total accruals of $11.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter. We believe our insurance coverage is sufficient to cover property damage costs related to the event. Accordingly, at March 31, 2021, we recorded an insurance receivable of approximately $1.2 million for property damage recoveries that we have concluded are probable of collection. As of June 30, 2021, we have received advanced payments from insurance of approximately $4.8 million for cleanup and damage remediation activities.
Any property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as a gain. Additionally, the Company may be entitled to business interruption proceeds related to the event. We will not record these recoveries until final settlement has been reached with the insurance carriers.

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
Matters Affecting Comparability
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three and six months ended June 30, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.

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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the three and six months ended June 30, 2021. While we are beginning to see signs of economic recovery, we are monitoring the evolving impacts of COVID-19 variants on the economy, and expect that our results of operations may remain under pressure in the near term.
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
Additionally, current economic conditions within the industries in which our customers operate have resulted in reduced demand for railcars. Although railcar loading volumes, levels of railcars in storage, and orders for new railcar equipment are beginning to improve, railcar lease rates and utilization remain under pressure. While we currently expect this trend to continue in the near term, we believe that our rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
Steel prices have experienced an unprecedented increase since the fourth quarter of 2020 and are a significant component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of steel price volatility on our operating profit. However, current steel prices could negatively impact demand for new railcars and create potential headwinds to operating profit in our near-term deliveries. We will continue to monitor the impact of steel price changes on our business.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2021 were $770.3 million, representing a decrease of 31.5%, compared to the six months ended June 30, 2020. Our operating profit for the six months ended June 30, 2021 was $127.6 million compared to operating loss for the six months ended June 30, 2020 of $234.3 million.
•The Leasing Group reported additions to the wholly-owned and partially-owned lease fleet of 4,550 railcars, for a total of 108,635 railcars as of June 30, 2021, an increase of 4.4% compared to June 30, 2020.
•The Leasing Group's lease fleet of 108,635 company-owned rail cars was 94.3% utilized as of June 30, 2021, in comparison to a lease fleet utilization of 94.7% on 104,085 company-owned railcars as of June 30, 2020. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.
•For the six months ended June 30, 2021, we made a net investment in our lease fleet of approximately $162.9 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the railcar backlog at June 30, 2021 was $1.2 billion, compared to $1.3 billion at June 30, 2020. The Rail Products Group received orders for 5,980 railcars and delivered 3,660 railcars in the six months ended June 30, 2021, in comparison to orders for 2,810 railcars and deliveries of 6,690 railcars in the six months ended June 30, 2020.
•For the six months ended June 30, 2021, we generated operating cash flows from continuing operations and Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $335.1 million and $358.9 million(1), respectively, in comparison to $327.8 million and $46.7 million(1), respectively, for the six months ended June 30, 2020.
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
(5) In the second quarter of 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. in a privately negotiated transaction. See Note 12 of the Consolidated Financial Statements for more information.
Capital Structure Updates
TILC warehouse facility – In March 2021, the Trinity Industries Leasing Company ("TILC") warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
Repurchase Agreement with ValueAct – On April 29, 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. (“ValueAct”), the Company's largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021. Under the repurchase agreement, ValueAct will not make any additional sales of common stock without our consent through September 1, 2021.
Triumph Rail – In June 2021, Triumph Rail LLC ("Triumph Rail"), formerly known as TRIP Master Funding LLC, an indirect, wholly-owned subsidiary of TRIP Rail Holdings LLC ("TRIP Holdings"), issued $560.4 million of its Series 2021-2 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.20% and have a stated final maturity date of 2051. Net proceeds received from the issuance of these notes, as well as proceeds from the sale of railcars and related operating leases to TRIP Railcar Co. LLC described below, were used to redeem Triumph Rail's existing Secured Railcar Equipment Notes, of which $869.1 million was outstanding at the redemption date. The all-in rate for these notes was 5.16% per annum.
TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. LLC ("TRIP Railcar Co."), an indirect wholly-owned subsidiary of TRIP Holdings, drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan bears interest at LIBOR plus 1.85% and has a stated maturity date of June 2025. Net proceeds received from the transaction were used to purchase railcars and related operating leases from Triumph Rail.

TRP-2021 – In June 2021, TRP 2021 LLC ("TRP-2021"), formerly known as Trinity Rail Leasing 2012 LLC, an indirect, wholly-owned subsidiary of RIV 2013 Rail Holdings LLC, issued $355.0 million of its Series 2021-1 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.13% and have a stated final maturity date of 2051. Net proceeds received from these notes were used to redeem TRP-2021's existing Secured Railcar Equipment Notes, of which $348.0 million was outstanding at the redemption date. The all-in rate for these notes was 3.59% per annum.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $325.0 million of its Series 2021-1 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.31% and have a final maturity date of 2051. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and for general corporate purposes.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$371.5	$509.2	$770.3	$1,124.4
Cost of revenues	259.2	396.6	555.2	878.6
Selling, engineering, and administrative expenses	57.7	56.8	112.1	121.1
Gains on dispositions of property	12.1	6.6	23.6	16.2
Impairment of long-lived assets	—	369.4	—	369.4
Restructuring activities, net	(0.7)	0.3	(1.0)	5.8
Total operating profit (loss)	67.4	(307.3)	127.6	(234.3)
Interest expense, net	51.0	53.0	102.3	106.9
Loss on extinguishment of debt	11.7	—	11.7	5.0
Other, net	0.8	(0.7)	2.0	(1.5)
Income (loss) from continuing operations before income taxes	3.9	(359.6)	11.6	(344.7)
Provision (benefit) for income taxes	(0.9)	(71.8)	5.1	(219.4)
Income (loss) from continuing operations	$4.8	$(287.8)	$6.5	$(125.3)

Revenues

The tables below present revenues by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$185.0	$0.1	$185.1	(4.0)%
Rail Products Group	108.3	153.5	261.8	(35.5)%
All Other	78.2	—	78.2	12.8%
Segment Totals before Eliminations	371.5	153.6	525.1	(21.4)%
Eliminations – Lease Subsidiary	—	(151.0)	(151.0)
Eliminations – Other	—	(2.6)	(2.6)
Consolidated Total	$371.5	$—	$371.5	(27.0)%

	Three Months Ended June 30, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$192.6	$0.2	$192.8
Rail Products Group	247.3	158.3	405.6
All Other	69.3	—	69.3
Segment Totals before Eliminations	509.2	158.5	667.7
Eliminations – Lease Subsidiary	—	(156.0)	(156.0)
Eliminations – Other	—	(2.5)	(2.5)
Consolidated Total	$509.2	$—	$509.2

	Six Months Ended June 30, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$368.3	$0.3	$368.6	(14.1)%
Rail Products Group	255.7	267.1	522.8	(42.9)%
All Other	146.3	—	146.3	10.2%
Segment Totals before Eliminations	770.3	267.4	1,037.7	(29.7)%
Eliminations – Lease Subsidiary	—	(262.3)	(262.3)
Eliminations – Other	—	(5.1)	(5.1)
Consolidated Total	$770.3	$—	$770.3	(31.5)%

	Six Months Ended June 30, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$428.7	$0.4	$429.1
Rail Products Group	564.5	350.5	915.0
All Other	131.2	1.5	132.7
Segment Totals before Eliminations	1,124.4	352.4	1,476.8
Eliminations – Lease Subsidiary	—	(346.4)	(346.4)
Eliminations – Other	—	(6.0)	(6.0)
Consolidated Total	$1,124.4	$—	$1,124.4

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$104.0	$109.9	$209.2	$253.3
Rail Products Group	258.6	397.7	528.4	882.0
All Other	65.4	62.0	118.2	116.1
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	428.0	569.6	855.8	1,251.4
Corporate	27.1	24.2	49.8	52.3
Impairment of long-lived assets	—	369.4	—	369.4
Restructuring activities, net	(0.7)	0.3	(1.0)	5.8
Eliminations – Lease Subsidiary	(148.0)	(145.0)	(257.5)	(315.5)
Eliminations – Other	(2.3)	(2.0)	(4.4)	(4.7)
Consolidated Total	$304.1	$816.5	$642.7	$1,358.7
Operating Profit (Loss)
Operating profit (loss) by segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$81.1	$82.9	$159.4	$175.8
Rail Products Group	3.2	7.9	(5.6)	33.0
All Other	12.8	7.3	28.1	16.6
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	97.1	98.1	181.9	225.4
Corporate	(27.1)	(24.2)	(49.8)	(52.3)
Impairment of long-lived assets	—	(369.4)	—	(369.4)
Restructuring activities, net	0.7	(0.3)	1.0	(5.8)
Eliminations – Lease Subsidiary	(3.0)	(11.0)	(4.8)	(30.9)
Eliminations – Other	(0.3)	(0.5)	(0.7)	(1.3)
Consolidated Total	$67.4	$(307.3)	$127.6	$(234.3)
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2021 were $371.5 million, representing a decrease of $137.7 million, or 27.0%, over the prior year period. Our revenues for the six months ended June 30, 2021 were $770.3 million, representing a decrease of $354.1 million, or 31.5%, over the prior year period. The decreases in revenues primarily related to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for further information regarding the change in presentation.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2021 was $259.2 million, representing a decrease of $137.4 million, or 34.6%, over the prior year period. Our cost of revenues for the six months ended June 30, 2021 was $555.2 million, representing a decrease of $323.4 million, or 36.8%, over the prior year period. The decreases in cost of revenues were primarily due to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet.

Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses increased by 1.6% for the three months ended June 30, 2021 when compared to the prior year period primarily due to higher litigation-related expenses. Selling, engineering, and administrative expenses decreased by 7.4% for the six months ended June 30, 2021 primarily due to consulting costs incurred in the prior year period associated with realigning our operating structure to support our rail-focused strategy, partially offset by higher employee-related costs, including adjustments to incentive-based compensation.
Impairment of long-lived assets – Impairment of long-lived assets for the three and six months ended June 30, 2020 was $369.4 million related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the three and six months ended June 30, 2021.
Restructuring activities, net – Our restructuring activities for the three months ended June 30, 2021 resulted in a net gain of $0.7 million from the disposition of non-operating facilities. Our restructuring activities for the six months ended June 30, 2021 resulted in a net gain of $1.0 million, primarily as a result of the disposition of certain non-operating facilities, partially offset by employee transition costs. Our restructuring activities for the three months ended June 30, 2020 totaled $0.3 million. We had restructuring expenses of $5.8 million during the six months ended June 30, 2020 primarily as a result of asset write-downs related to our corporate headquarters facility and employee transition costs, partially offset by a net gain on the disposition of a non-operating facility and certain related assets.
Operating profit (loss) – Operating profit for the three months ended June 30, 2021 totaled $67.4 million, representing an increase of 121.9% from the prior year period. Operating profit for the six months ended June 30, 2021 totaled $127.6 million, representing an increase of 154.5% from the prior year period. Operating loss for the three and six months ended June 30, 2020 included a $369.4 million impairment charge related to our small cube covered hopper railcars. Operating profit for the three and six months ended June 30, 2021 was further impacted by lower deliveries in the Rail Products Group, and lower lease rates and higher fleet management operating costs in the Leasing Group. Operating profit for the six months ended June 30, 2021 was favorably impacted by lower selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three and six months ended June 30, 2021 totaled $51.0 million and $102.3 million, respectively, compared to $53.0 million and $106.9 million for the three and six months ended June 30, 2020, respectively. The decreases in interest expense, net for the three and six months ended June 30, 2021 were primarily driven lower overall borrowing costs associated with the Company's debt facilities, partially offset by higher overall average debt.
Loss on extinguishment of debt – Loss on extinguishment of debt for the three and six months ended June 30, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium. Loss on extinguishment of debt for the six months ended June 30, 2020 was $5.0 million, which included a $4.7 million early redemption premium and the write-off of $0.3 million in unamortized debt issuance costs. There was no loss on extinguishment of debt for the three months ended June 30, 2020.
Income taxes – The effective tax rate from continuing operations for the three months ended June 30, 2021 was a benefit of 23.1%, which differs from the U.S. statutory rate of 21.0% primarily due to excess tax benefits associated with equity based compensation. The effective tax rate from continuing operations for the six months ended June 30, 2021 was an expense 44.0%, which differs from the U.S. statutory rate primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, partially offset by excess tax benefits associated with equity based compensation.
Our effective tax rates from continuing operations for the three and six months ended June 30, 2020 were a benefit of 20.0% and a benefit of 63.6%, respectively, primarily due to carryback claims as permitted under the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates, without the impact of the CARES Act, were an expense of 16.9% and an expense of 15.5% for the three and six months ended June 30, 2020, respectively, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, the incremental tax on profits of branches taxed in both U.S. and foreign jurisdictions, tax return true-ups, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the six months ended June 30, 2021 totaled $206.7 million. The total income tax receivable position as of June 30, 2021 was $233.1 million, primarily related to carryback claims that have been filed.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$185.1	$182.7	1.3%	$368.6	$374.7	(1.6)%
Sales of railcars owned one year or less at the time of sale (1)	—	10.1	(100.0)%	—	54.4	(100.0)%
Total revenues	$185.1	$192.8	(4.0)%	$368.6	$429.1	(14.1)%

Operating profit (2):
Leasing and management	$70.0	$78.5	(10.8)%	$146.6	$161.0	(8.9)%
Lease portfolio sales (1)	11.1	4.4	152.3%	12.8	14.8	(13.5)%
Total operating profit	$81.1	$82.9	(2.2)%	$159.4	$175.8	(9.3)%
Total operating profit margin	43.8%	43.0%		43.2%	41.0%

Leasing and management operating profit margin	37.8%	43.0%		39.8%	43.0%

Selected expense information:
Depreciation (3)	$57.2	$54.0	5.9%	$111.8	$107.6	3.9%
Maintenance and compliance	$25.3	$23.0	10.0%	$50.9	$48.9	4.1%
Rent	$1.7	$3.0	(43.3)%	$3.4	$6.0	(43.3)%
Selling, engineering, and administrative expenses	$13.2	$13.0	1.5%	$24.5	$27.3	(10.3)%
Interest (4)	$57.0	$47.1	21.0%	$102.7	$102.2	0.5%
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three and six months ended June 30, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for more information.
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
(3) Depreciation expense related to our small cube covered hopper railcars decreased by approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2021, respectively, relative to the three and six months ended June 30, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(4) Interest expense for the three and six months ended June 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 7 of the Consolidated Financial Statements for more information. Interest expense for the six months ended June 30, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Lease portfolio sales	$71.5	$73.8	$88.8	$186.6
Operating profit on lease portfolio sales	$11.1	$4.4	$12.8	$14.8
Operating profit margin on lease portfolio sales	15.5%	6.0%	14.4%	7.9%

Total revenues for the Railcar Leasing and Management Services Group decreased by 4.0% and 14.1% for the three and six months ended June 30, 2021, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less decreased due to the change in the presentation of sales of railcars from the lease fleet. Leasing and management revenues were relatively flat for the three and six months ended June 30, 2021, respectively, when compared to the three and six months ended June 30, 2020.
Operating profit decreased by 2.2% and 9.3% for the three and six months ended June 30, 2021, respectively, compared to the prior year period primarily due to lower lease rates, higher fleet management operating costs, and slightly lower utilization, partially offset by growth in the lease fleet. Additionally, operating profit for the three months ended June 30, 2021 was favorably impacted by higher margins on lease portfolio sales.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2021	June 30, 2020
Number of railcars:
Wholly-owned (1)	84,115	79,515
Partially-owned	24,520	24,570
	108,635	104,085
Investor-owned	26,490	26,710
	135,125	130,795
Company-owned railcars (2):
Average age in years	10.6	9.9
Average remaining lease term in years	3.0	3.2
Fleet utilization	94.3%	94.7%
(1) Includes 2,177 railcars and 2,173 railcars under sale-leaseback arrangements as of June 30, 2021 and 2020, respectively.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Rail products	$208.1	$326.2	(36.2)%	$411.6	$733.7	(43.9)%
Maintenance services	43.0	60.5	(28.9)%	91.1	141.6	(35.7)%
Other	10.7	18.9	(43.4)%	20.1	39.7	(49.4)%
Total revenues	$261.8	$405.6	(35.5)%	$522.8	$915.0	(42.9)%

Operating costs:
Cost of revenues	250.0	388.5	(35.6)%	511.2	861.0	(40.6)%
Selling, engineering, and administrative expenses	8.5	9.2	(7.6)%	17.1	21.0	(18.6)%
Losses on dispositions of property	0.1	—	*	0.1	—	*
Operating profit (loss)	$3.2	$7.9	(59.5)%	$(5.6)	$33.0	(117.0)%
Operating profit (loss) margin	1.2%	1.9%		(1.1)%	3.6%
* Not meaningful
Information related to our Rail Products Group backlog of railcars is summarized below:

	June 30,
	2021	2020	Percent
	(in millions)		Change
External customers	$891.3	$829.8
Leasing Group	286.4	507.5
Total (1)	$1,177.7	$1,337.3	(11.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Percent
					Change
Beginning balance	8,500	12,810	8,985	15,085
Orders received	4,570	840	5,980	2,810	112.8%
Deliveries	(1,765)	(2,985)	(3,660)	(6,690)	(45.3)%
Other adjustments (1)	—	—	—	(540)
Ending balance	11,305	10,665	11,305	10,665	6.0%
Average selling price in ending backlog			$104,175	$125,391	(16.9)%
(1) For the six months ended June 30, 2020, the adjustment includes 540 railcars valued at $81 million that were removed from the backlog because of a change in the underlying financial condition of the customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended June 30, 2021 by 35.5% and 35.6%, respectively, when compared to the prior year period. Revenues and cost of revenues for the Rail Products Group decreased for the six months ended June 30, 2021 by 42.9% and 40.6%, respectively, when compared to the prior year period. These decreases primarily resulted from lower deliveries and a shift in the mix of railcar products and services sold. Additionally, cost of revenues for the three and six months ended June 30, 2021 was further impacted by operational cost savings initiatives, partially offset by increases in steel prices.
Total backlog dollars decreased by 11.9% when compared to the prior year period primarily from a 16.9% lower average selling price as a result of changes in the mix of railcars in the backlog. Approximately 48.8% of our railcar backlog value is expected to be delivered during 2021 with the remainder to be delivered thereafter into 2024. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.

During the three months ended June 30, 2021, railcar shipments included sales to the Leasing Group of $115.9 million with nominal deferred profit, representing 1,125 railcars, compared to $141.7 million with a deferred profit of $9.5 million, representing 1,239 railcars, in the comparable period in 2020. During the six months ended June 30, 2021, railcar shipments included sales to the Leasing Group of $208.4 million with nominal deferred profit, representing 2,071 railcars, compared to $306.2 million with a deferred profit of $26.3 million, representing 2,542 railcars, in the comparable period in 2020.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Highway Products	$78.2	$69.3	12.8%	$146.3	$132.7	10.2%

Operating costs:
Cost of revenues	57.0	52.1	9.4%	106.7	96.2	10.9%
Selling, engineering, and administrative expenses	8.9	10.3	(13.6)%	20.7	20.4	1.5%
Gains on dispositions of property	(0.5)	(0.4)	*	(9.2)	(0.5)	*
Operating profit	$12.8	$7.3	75.3%	$28.1	$16.6	69.3%
Operating profit margin	16.4%	10.5%		19.2%	12.5%
* Not meaningful
Revenues and cost of revenues increased for the three and six months ended June 30, 2021 when compared to the prior year period primarily from increased demand and higher input costs in our highway products business. Operating profit was favorably impacted in the six months ended June 30, 2021 by gains associated with the disposition of a non-operating facility. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.
Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Operating costs	$27.1	$24.2	12.0%	$49.8	$52.3	(4.8)%
Operating costs for the three months ended June 30, 2021 increased 12.0% compared to the prior year period primarily from higher employee-related costs, including adjustments to incentive-based compensation, and higher litigation-related expenses, partially offset by reduced costs associated with streamlining our corporate structure to support our rail-focused strategy.
Operating costs for the six months ended June 30, 2021 decreased 4.8% compared to the prior year period primarily from reduced costs associated with streamlining our corporate structure to support our rail-focused strategy, partially offset by higher employee-related costs, including adjustments to incentive-based compensation.

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
As of June 30, 2021, we have total committed liquidity of $917.9 million. Our total available liquidity includes: $91.0 million of unrestricted cash and cash equivalents; $361.1 million unused and available under our revolving credit facility; and $465.8 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TILC warehouse facility – In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
TRL-2021 – In June 2021, TRL-2021 issued $325.0 million of its Series 2021-1 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 2.31% and have a final maturity date of 2051. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse credit facility and for general corporate purposes.
Dividend Payments – We paid $47.4 million in dividends to our common stockholders during the six months ended June 30, 2021.
Repurchase Agreement with ValueAct – On April 29, 2021, we entered into a stock repurchase agreement with ValueAct, the Company's largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021. Under the repurchase agreement, ValueAct will not make any additional sales of common stock without our consent through September 1, 2021.
Share Repurchase Authorization – In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The new share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
April 1, 2021 through June 30, 2021	2,440,793	68.3	$77.1
Total	6,707,575	$172.9
During the three and six months ended June 30, 2021, total share repurchases were 10.5 million and 11.8 million, respectively, at a cost of approximately $290.8 million and $327.6 million, respectively.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash flows from continuing operations:
Operating activities	$335.1	$327.8
Investing activities	(173.0)	(154.6)
Financing activities	(134.4)	(156.7)
Net cash flows from discontinued operations	(0.4)	(0.2)
Net increase in cash, cash equivalents, and restricted cash	$27.3	$16.3
Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2021 was $335.1 million compared to net cash provided by operating activities from continuing operations of $327.8 million for the six months ended June 30, 2020. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2021	2020
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(54.1)	$214.7
(Increase) decrease in income tax receivable	208.6	(448.3)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	28.6	(54.9)
Changes in operating assets and liabilities	$183.1	$(288.5)

The changes in our operating assets and liabilities resulted in a net source of $183.1 million for the six months ended June 30, 2021, as compared to a net use of $288.5 million for the six months ended June 30, 2020. The decrease in the income tax receivable was primarily driven by the collection of approximately $207.0 million of income tax refunds in the current year period associated with the loss carryback provisions included in recent tax legislation. Additionally, in the prior year period, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $173.0 million compared to $154.6 million for the six months ended June 30, 2020. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $162.9 million during the six months ended June 30, 2021, compared to $127.3 million in the prior year period. Our net investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•We acquired a company that owns and operates proprietary railcar cleaning technology systems during the six months ended June 30, 2021 for net cash of $16.6 million. We had no acquisitions during the six months ended June 30, 2020.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2021 was $134.4 million compared to $156.7 million of net cash used in financing activities for the same period in 2020. Significant financing activities are as follows:
•During the six months ended June 30, 2021, we had total borrowings of $2,176.7 million and total repayments of $1,925.2 million, for net proceeds of $251.5 million, primarily from debt proceeds to support our investment in the lease fleet. During the six months ended June 30, 2020, we had total borrowings of $552.4 million and total repayments of $618.3 million, for net repayments of $65.9 million, primarily related to the early redemption of debt, partially offset by debt proceeds to support our investment in the lease fleet.
•We paid $47.4 million and $46.4 million in dividends to our common stockholders during the six months ended June 30, 2021 and 2020, respectively.

•We repurchased common stock totaling $329.4 million and $35.4 million during the six months ended June 30, 2021 and 2020, respectively. The current year period includes shares repurchased in a privately negotiated transaction with ValueAct totaling $222.5 million.
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

Ratio	Covenant	Actual at June 30, 2021
Maximum leverage (1)	No greater than 4.50 to 1.00	2.50
Minimum interest coverage (2)	No less than 1.50 to 1.00	4.92
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2021.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2021.
As of June 30, 2021, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.

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
As of June 30, 2021, assets held by the Non-Guarantor Subsidiaries included $130.3 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,551.6 million of equipment securing certain non-recourse debt, and $119.9 million of assets located in foreign locations. As of December 31, 2020, assets held by the Non-Guarantor Subsidiaries included $76.7 million of restricted cash that was not available for distribution to the Parent, $6,238.3 million of equipment securing certain non-recourse debt, and $126.9 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Six Months Ended June 30, 2021
Summarized Statement of Operations:
Revenues (1)		$395.4
Cost of revenues (2)		$339.7
Income (loss) from continuing operations		$(48.1)
Net income (loss)		$(48.5)

	June 30, 2021	December 31, 2020
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (3)	$244.5	$223.0
Inventories	$330.1	$289.1
Property, plant, and equipment, net	$1,189.0	$1,424.8
Goodwill and other assets	$429.5	$453.7

Liabilities:
Accounts payable and accrued liabilities (4)	$287.6	$286.9
Debt	$448.4	$448.2
Deferred income taxes	$863.1	$862.8
Other liabilities	$156.6	$148.7
Noncontrolling interest	$268.0	$277.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the six months ended June 30, 2021.
(2) Cost of revenues includes $64.4 million of purchases from Non-Guarantor Subsidiaries during the six months ended June 30, 2021.
(3) Receivables, net of allowance includes $98.4 million and $86.7 million of receivables from Non-Guarantor Subsidiaries as of June 30, 2021 and December 31, 2020, respectively.
(4) Accounts payable includes $25.2 million and $24.0 million of payables to Non-Guarantor Subsidiaries as of June 30, 2021 and December 31, 2020, respectively.

Capital Expenditures
For the full year 2021, we anticipate a net investment in our lease fleet of between $200 million and $250 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $45 million and $55 million for the full year 2021.
Equity Investment
See Note 4 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of June 30, 2021, we had letters of credit issued under our Credit Agreement in an aggregate amount of $35.2 million, the full amount of which is expected to expire in July 2022. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017 LLC, TILC's warehouse loan facility, the TRIP Railcar Co. term loan facility, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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
For the six months ended June 30, 2021, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) debt.

Six Months Ended June 30, 2021
(in millions)
Net cash provided by operating activities – continuing operations	$335.1
Proceeds from lease portfolio sales	88.8
Adjusted Net Cash Provided by Operating Activities	423.9
Capital expenditures – manufacturing and other	(17.4)
Dividends paid to common stockholders	(47.4)
Free Cash Flow (before Capital expenditures – leasing)	359.1
Equity CapEx for new leased railcars	(0.2)
Total Free Cash Flow After Investments and Dividends	$358.9

Capital expenditures – leasing	$251.7
Less:
Payments to retire debt	(1,925.2)
Proceeds from issuance of debt	2,176.7
Net proceeds from (repayments of) debt	251.5
Equity CapEx for new leased railcars	$0.2

For the six months ended June 30, 2020, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds from (repayments of) debt.

Six Months Ended June 30, 2020
(in millions)
Net cash provided by operating activities – continuing operations	$327.8
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	132.2
Adjusted Net Cash Provided by Operating Activities	460.0
Capital expenditures – manufacturing and other	(41.5)
Dividends paid to common stockholders	(46.4)
Free Cash Flow (before Capital expenditures – leasing)	372.1
Equity CapEx for new leased railcars	(325.4)
Total Free Cash Flow After Investments and Dividends	$46.7

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less of $54.0	$259.5
Less:
Payments to retire debt	(618.3)
Proceeds from issuance of debt	552.4
Net proceeds from (repayments of) debt	(65.9)
Equity CapEx for new leased railcars	$325.4
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2021, there have been no material changes to our contractual obligations from December 31, 2020:
•In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
•In June 2021, Triumph Rail issued $560.4 million of its Series 2021-2 Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2051. Additionally, Triumph Rail redeemed its existing Secured Railcar Equipment Notes, of which $885.0 million was outstanding as of December 31, 2020.
•In June 2021, TRIP Railcar Co. drew down $329.6 million under a term loan agreement with a stated maturity date of June 2025.
•In June 2021, TRP-2021 issued $355.0 million of its Series 2021-1 Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2051. Additionally, TRP-2021 redeemed its existing Secured Railcar Equipment Notes, of which $352.5 million was outstanding as of December 31, 2020.
•In June 2021, TRL-2021 issued $325.0 million of its Series 2021-1 Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2051.
See Note 7 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in Item 7A of our 2020 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three and six months ended June 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2021 through April 30, 2021	9,055,825	$27.55	955,707	$118.4
May 1, 2021 through May 31, 2021	821,503	$26.70	415,257	$106.9
June 1, 2021 through June 30, 2021	1,070,599	$27.90	1,069,829	$77.1
Total	10,947,927		2,440,793
(1) These columns include the following transactions during the three months ended June 30, 2021: (i) the surrender to the Company of 406,889 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 245 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, (iii) the purchase of 2,440,793 shares of common stock on the open market as part of our share repurchase program, and (iv) the purchase of 8,100,000 shares of common stock in a privately negotiated transaction with ValueAct.
(2) In October 2020, our Board of Directors authorized a new share repurchase program effective October 23, 2020 through December 31, 2021. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 2,440,793 shares under the share repurchase program during the three months ended June 30, 2021, at a cost of approximately $68.3 million. As of June 30, 2021, the Company had a remaining authorization to repurchase up to $77.1 million of its common stock under the share repurchase program. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
10.1	Stock Purchase Agreement dated April 29, 2021, by and among Trinity Industries, Inc. and ValueAct Capital Master Fund, L.P. (filed herewith).
10.2
Note Purchase Agreement dated May 4, 2021, by and among Trinity Rail Leasing 2012 LLC, Trinity Industries Leasing Company, RIV 2013 Rail Holdings LLC, TRP 2021 Railcar Holdings LLC, Credit Suisse Securities (USA) LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., BofA Securities, Inc., and Fifth Third Securities, Inc. (filed herewith).

10.2.1	Master Indenture dated June 15, 2021, by and between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (filed herewith).
10.2.2	Series 2021-1 Supplement dated June 15, 2021, between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (filed herewith).
10.3
Note Purchase Agreement dated May 25, 2021, by and among TRIP Rail Master Funding LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, Triumph Rail Holdings LLC, Credit Suisse Securities (USA) LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, BofA Securities, Inc., and Fifth Third Securities, Inc. (filed herewith).

10.3.1	Master Indenture dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (filed herewith).
10.3.2	Series 2021-2 Supplement dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (filed herewith).
10.4
Term Loan Agreement dated May 18, 2021, among TRIP Railcar Co., LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, the Lenders, Credit Suisse AG, New York Branch, as agent for the Lenders, and U.S. Bank National Association, as Collateral Agent and Depositary (filed herewith).

10.4.1	Notice of Optional Reduction of Commitment dated May 25, 2021 (filed herewith).
10.4.2	Asset Contribution and Purchase Agreement dated May 18, 2021 between TRIP Railcar Co., LLC and TRIP Rail Holdings LLC (filed herewith).
10.5
Note Purchase Agreement dated June 22, 2021, by and among Trinity Industries Leasing Company, Trinity Rail Leasing 2021 LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., BofA Securities, Inc., Citizens Capital Markets, Inc., Credit Suisse Securities (USA) LLC, PNC Capital Markets LLC, and Regions Securities LLC (filed herewith).

10.5.1	Master Indenture dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association, as Indenture Trustee (filed herewith).
10.5.2	Series 2021-1 Supplement dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association as Indenture Trustee (filed herewith).
10.5.3	Purchase and Contribution Agreement dated June 30, 2021, by and among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2021 LLC (filed herewith).
22.1	Subsidiary guarantors and issuers of guaranteed securities
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
July 27, 2021