Form 10-Q
period 2021-09-30
TRINITY INDUSTRIES INC
filed 2021-10-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
Yes ☐ No ☑
At October 19, 2021, the number of shares of common stock, $0.01 par value, outstanding was 97,372,144.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Manufacturing	$318.2	$275.7	$720.2	$971.4
Leasing	185.3	183.7	553.6	612.4
	503.5	459.4	1,273.8	1,583.8
Operating costs:
Cost of revenues:
Manufacturing	300.1	248.1	656.1	885.2
Leasing	98.6	86.4	297.8	327.9
	398.7	334.5	953.9	1,213.1
Selling, engineering, and administrative expenses:
Manufacturing	18.8	18.5	56.6	60.0
Leasing	11.6	11.7	36.1	39.0
Other	23.9	21.0	73.7	73.3
	54.3	51.2	166.4	172.3
Gains on dispositions of property:
Lease portfolio sales (Note 1)	32.9	2.9	45.7	17.3
Other	8.7	1.0	19.5	2.8
	41.6	3.9	65.2	20.1
Impairment of long-lived assets	—	—	—	369.4
Restructuring activities, net	(0.1)	4.7	(1.1)	10.5
Total operating profit (loss)	92.2	72.9	219.8	(161.4)
Other (income) expense:
Interest expense, net	45.2	51.7	147.5	158.6
Loss on extinguishment of debt	—	—	11.7	5.0
Other, net	(0.7)	2.0	1.3	0.5
	44.5	53.7	160.5	164.1
Income (loss) from continuing operations before income taxes	47.7	19.2	59.3	(325.5)
Provision (benefit) for income taxes:
Current	0.6	(18.7)	5.9	(471.2)
Deferred	10.8	12.0	10.6	245.1
	11.4	(6.7)	16.5	(226.1)
Income (loss) from continuing operations	36.3	25.9	42.8	(99.4)
Loss from discontinued operations, net of provision (benefit) for income taxes of $0.4, $—, $0.8, and $(0.1)	(0.4)	—	(0.8)	(0.2)
Net income (loss)	35.9	25.9	42.0	(99.6)
Net income (loss) attributable to noncontrolling interest	3.9	0.8	(6.0)	(79.5)
Net income (loss) attributable to Trinity Industries, Inc.	$32.0	$25.1	$48.0	$(20.1)

Basic earnings per common share:
Income (loss) from continuing operations	$0.33	$0.21	$0.47	$(0.17)
Income (loss) from discontinued operations	—	—	(0.01)	—
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.33	$0.21	$0.46	$(0.17)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.33	$0.21	$0.46	$(0.17)
Income (loss) from discontinued operations	—	—	(0.01)	—
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.33	$0.21	$0.45	$(0.17)
Weighted average number of shares outstanding:
Basic	97.7	116.4	103.4	117.2
Diluted	99.5	117.0	105.7	117.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$35.9	$25.9	$42.0	$(99.6)
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $0.2, $(0.6), $(1.5), and $7.6	(0.8)	2.0	5.0	(25.3)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.3, $1.3, $0.6, and $3.0	1.8	4.7	2.9	10.6
Defined benefit plans:
Amortization of prior service cost, net of tax benefit of $—, $0.1, $—, and $0.3	—	0.2	—	0.6
Amortization of net actuarial losses, net of tax benefit of $—, $0.3, $0.1, and $0.9	—	1.2	0.1	3.6
	1.0	8.1	8.0	(10.5)
Comprehensive income (loss)	36.9	34.0	50.0	(110.1)
Less: comprehensive income (loss) attributable to noncontrolling interest	4.2	1.1	(5.0)	(78.6)
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$32.7	$32.9	$55.0	$(31.5)
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$221.8	$132.0
Receivables, net of allowance	246.3	199.0
Income tax receivable	191.9	445.8
Inventories:
Raw materials and supplies	240.5	176.4
Work in process	80.3	52.2
Finished goods	82.7	92.6
	403.5	321.2
Restricted cash, including partially-owned subsidiaries of $42.2 and $31.1	123.3	96.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,940.9 and $1,931.6	9,097.7	9,193.0
Less accumulated depreciation, including partially-owned subsidiaries of $561.4 and $525.7	(2,297.6)	(2,189.6)
	6,800.1	7,003.4
Goodwill	215.8	208.8
Other assets	292.9	295.2
Total assets	$8,495.6	$8,701.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$208.6	$156.4
Accrued liabilities	296.4	314.7
Debt:
Recourse	398.5	448.2
Non-recourse:
Wholly-owned subsidiaries	3,553.5	3,340.5
Partially-owned subsidiaries	1,224.5	1,228.3
	5,176.5	5,017.0
Deferred income taxes	1,060.3	1,047.5
Other liabilities	157.4	150.2
Total liabilities	6,899.2	6,685.8

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.0	1.1
Capital in excess of par value	6.9	—
Retained earnings	1,425.2	1,769.4
Accumulated other comprehensive loss	(23.9)	(30.9)
Treasury stock	(78.2)	(0.8)
	1,331.0	1,738.8
Noncontrolling interest	265.4	277.2
Total stockholders' equity	1,596.4	2,016.0
Total liabilities and stockholders' equity	$8,495.6	$8,701.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating activities:
Net income (loss)	$42.0	$(99.6)
Loss from discontinued operations, net of income taxes	0.8	0.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206.3	199.5
Stock-based compensation expense	16.3	19.7
Provision for deferred income taxes	10.6	245.1
Net gains on lease portfolio sales	(45.7)	(17.3)
Gains on dispositions of property and other assets	(16.4)	(6.3)
Gains on insurance recoveries from property damage	(4.7)	—
Impairment of long-lived assets	—	369.4
Non-cash impact of restructuring activities	—	5.9
Non-cash interest expense	10.3	9.5
Loss on early extinguishment of debt	11.7	5.0
Other	7.0	2.1
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(51.0)	40.1
(Increase) decrease in income tax receivable	249.8	(470.3)
(Increase) decrease in inventories	(86.0)	60.3
(Increase) decrease in other assets	6.7	142.0
Increase (decrease) in accounts payable	51.2	(28.9)
Increase (decrease) in accrued liabilities	18.7	(18.8)
Increase (decrease) in other liabilities	0.4	(0.8)
Net cash provided by operating activities – continuing operations	428.0	456.8
Net cash used in operating activities – discontinued operations	(0.8)	(0.2)
Net cash provided by operating activities	427.2	456.6

Investing activities:
Proceeds from dispositions of property and other assets	34.4	19.8
Proceeds from lease portfolio sales	404.5	138.7
Capital expenditures – leasing (net of sold lease fleet railcars owned one year or less with a net cost of $54.0 for the nine months ended September 30, 2020)	(363.9)	(448.8)
Capital expenditures – manufacturing and other	(21.5)	(70.7)
Acquisitions, net of cash acquired	(16.5)	—
Proceeds from insurance recoveries	6.5	—
Other	0.1	—
Net cash provided by (used in) investing activities	43.6	(361.0)

Financing activities:
Payments to retire debt	(2,256.8)	(795.5)
Proceeds from issuance of debt	2,393.7	835.8
Shares repurchased	(406.5)	(120.4)
Dividends paid to common shareholders	(68.5)	(67.8)
Purchase of shares to satisfy employee tax on vested stock	(9.2)	(9.3)
Contributions from (distributions to) noncontrolling interest	(6.8)	6.1
Other	—	(0.2)
Net cash used in financing activities	(354.1)	(151.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	116.7	(55.7)
Cash, cash equivalents, and restricted cash at beginning of period	228.4	277.6
Cash, cash equivalents, and restricted cash at end of period	$345.1	$221.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.8)	(0.1)	—	(0.1)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9
Net income (loss)	—	—	—	12.7	—	—	—	12.7	(7.9)	4.8
Other comprehensive income	—	—	—	—	1.2	—	—	1.2	0.4	1.6
Cash dividends declared on common stock (1)	—	—	—	(21.0)	—	—	—	(21.0)	—	(21.0)
Stock-based compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Shares repurchased	—	—	—	—	—	(10.5)	(290.8)	(290.8)	—	(290.8)
Settlement of share-based awards, net	1.1	—	0.1	—	—	(0.3)	(9.1)	(9.0)	—	(9.0)
Retirement of treasury stock	(12.2)	(0.1)	(10.6)	(327.0)	—	12.2	337.7	—	—	—
Balances at June 30, 2021	100.1	$1.0	$—	$1,414.1	$(24.6)	—	$(0.6)	$1,389.9	$268.0	$1,657.9
Net income	—	—	—	32.0	—	—	—	32.0	3.9	35.9
Other comprehensive income	—	—	—	—	0.7	—	—	0.7	0.3	1.0
Cash dividends declared on common stock (1)	—	—	—	(20.9)	—	—	—	(20.9)	—	(20.9)
Stock-based compensation expense	—	—	6.5	—	—	—	—	6.5	—	6.5
Shares repurchased	—	—	—	—	—	(2.8)	(77.1)	(77.1)	—	(77.1)
Settlement of share-based awards, net	0.1	—	0.4	—	—	(0.1)	(0.5)	(0.1)	—	(0.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.8)	(6.8)
Balances at September 30, 2021	100.2	$1.0	$6.9	$1,425.2	$(23.9)	(2.9)	$(78.2)	$1,331.0	$265.4	$1,596.4
(1) Dividends of $0.21 per common share for all periods presented in 2021.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net income	—	—	—	161.7	—	—	—	161.7	0.6	162.3
Other comprehensive income (loss)	—	—	—	—	(23.5)	—	—	(23.5)	0.3	(23.2)
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Stock-based compensation expense	—	—	7.3	—	—	—	—	7.3	—	7.3
Shares repurchased	—	—	—	—	—	(1.9)	(35.4)	(35.4)	—	(35.4)
Settlement of share-based awards, net	—	—	0.7	—	—	—	(0.9)	(0.2)	—	(0.2)
Cumulative effect of adopting new accounting standard	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at March 31, 2020	119.7	$1.2	$8.0	$2,321.0	$(176.6)	(2.0)	$(37.2)	$2,116.4	$349.7	$2,466.1
Net loss	—	—	—	(206.9)	—	—	—	(206.9)	(80.9)	(287.8)
Other comprehensive income	—	—	—	—	4.3	—	—	4.3	0.3	4.6
Cash dividends declared on common stock (1)	—	—	—	(20.6)	—	—	—	(20.6)	—	(20.6)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Retirement of treasury stock	(2.5)	—	(17.5)	(30.2)	—	2.5	47.7	—	—	—
Settlement of share-based awards, net	1.5	—	1.9	—	—	(0.6)	(11.4)	(9.5)	—	(9.5)
Balances at June 30, 2020	118.7	$1.2	$—	$2,063.3	$(172.3)	(0.1)	$(0.9)	$1,891.3	$269.1	$2,160.4
Net income	—	—	—	25.1	—	—	—	25.1	0.8	25.9
Other comprehensive income	—	—	—	—	7.8	—	—	7.8	0.3	8.1
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Stock-based compensation expense	—	—	4.8	—	—	—	—	4.8	—	4.8
Shares repurchased	—	—	—	—	—	(4.5)	(89.9)	(89.9)	—	(89.9)
Settlement of share-based awards, net	—	—	0.5	—	—	—	(0.7)	(0.2)	—	(0.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6.1	6.1
Balances at September 30, 2020	118.7	$1.2	$5.3	$2,066.8	$(164.5)	(4.6)	$(91.5)	$1,817.3	$276.3	$2,093.6
(1) Dividends of $0.19 per common share for all periods presented in 2020.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2021 presentation.
Due to seasonal and other factors, including the impacts of the coronavirus pandemic (“COVID-19”) and the related governmental response, the results of operations for the nine months ended September 30, 2021 may not be indicative of expected results of operations for the year ending December 31, 2021. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2020.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of September 30, 2021 and December 31, 2020.

During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three and nine months ended September 30, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $5.8 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
All Other
Our highway products business recognizes revenue when shipment has occurred and legal title of the product has passed to the customer.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2021 and the percentage of the outstanding performance obligations as of September 30, 2021 expected to be delivered during the remainder of 2021:

	Unsatisfied performance obligations at September 30, 2021
	Total Amount	Percent expected to be delivered in 2021
	(in millions)
Rail Products Group:
New railcars:
External customers	$980.9
Leasing Group	247.5
	$1,228.4	31.8%
Sustainable railcar conversions (1)	$98.3	25.8%
Maintenance services	$3.1	100.0%

Railcar Leasing and Management Services Group	$81.2	8.1%
(1) During 2021, the Rail Products Group introduced a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet the changing market demands.
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2025. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to sixteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of September 30, 2021, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.

The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Operations
Operating lease expense	$4.2	$3.7	$12.1	$12.2
Short-term lease expense	$—	$0.7	$0.2	$2.1

			September 30, 2021	December 31, 2020
Consolidated Balance Sheets
Right-of-use assets (1)			$92.2	$77.1
Lease liabilities (2)			$116.2	$96.9

Weighted average remaining lease term			10.5 years	11.3 years
Weighted average discount rate			3.0%	3.3%

			Nine Months Ended September 30,
			2021	2020
Consolidated Statements of Cash Flows
Cash flows from operating activities			$12.1	$12.2
Right-of-use assets recognized in exchange for new lease liabilities (3)			$26.6	$53.6
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
(3) Includes the commencement of the new headquarters facility for the nine months ended September 30, 2020.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining three months of 2021	$2.9	$1.1	$4.0
2022	11.1	8.2	19.3
2023	9.3	8.2	17.5
2024	5.9	7.0	12.9
2025	4.0	6.3	10.3
Thereafter	8.1	64.8	72.9
Total operating lease payments	$41.3	$95.6	$136.9
Less: Present value adjustment			(20.7)
Total operating lease liabilities			$116.2
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include options to terminate within one year with certain notice requirements and early termination penalties. As of September 30, 2021, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.

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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating lease revenues	$158.2	$169.1	$486.2	$506.4
Variable operating lease revenues	$18.8	$9.0	$44.7	$32.2

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining three months of 2021	$146.7
2022	497.6
2023	374.8
2024	280.2
2025	198.0
Thereafter	344.4
Total	$1,841.7
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. The balance of the allowance for credit losses that are in the scope of ASC 326, Financial Instruments - Credit Losses was $10.1 million and $9.3 million at September 30, 2021 and December 31, 2020, respectively. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
Acquisitions
In January 2021, we completed the acquisition of a company that owns and operates proprietary railcar cleaning technology systems. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. This transaction resulted in goodwill of $7.0 million. There was no acquisition activity for the three and nine months ended September 30, 2020.

Goodwill
As of September 30, 2021 and December 31, 2020, the carrying amount of our goodwill totaled $215.8 million and $208.8 million, respectively, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$5.8	$9.5	$11.7	$8.1
Warranty costs incurred	(3.4)	(0.3)	(6.4)	(1.8)
Warranty originations and revisions	1.7	0.3	(0.7)	3.3
Warranty expirations	(0.2)	(0.3)	(0.7)	(0.4)
Ending balance	$3.9	$9.2	$3.9	$9.2
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
Interest Rate Hedges

			Included in accompanying balance sheet at September 30, 2021
				AOCL – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.7	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.7	$1.0
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.4)	$—
Open hedge:
2017 promissory notes – interest rate swap	$468.0	2.66%	$(28.9)	$28.5	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months
	2021	2020	2021	2020
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$—	$—	$(0.1)	$—
2018 secured railcar equipment notes	$0.1	$0.1	$0.2	$0.2	$0.2
TRIP Holdings warehouse loan	$0.4	$0.5	$1.4	$1.5	$1.4
Triumph Rail secured railcar equipment notes	$—	$0.1	$0.1	$0.2	$—
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$3.1	$3.1	$9.3	$7.8	$12.4
(1) Based on the fair value of open hedges as of September 30, 2021.

Other Derivatives
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. The effect of commodity hedge transactions was immaterial to the Consolidated Financial Statements for all periods presented herein. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at September 30, 2021		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months (1)
			2021	2020	2021	2020
(in millions)
$60.0	$(0.9)	$0.6	$(1.4)	$2.3	$(7.4)	$4.1	$0.6
(1) Based on the fair value of open hedges as of September 30, 2021.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	September 30, 2021	December 31, 2020
	(in millions)
Assets:
Cash equivalents	$8.4	$24.2
Restricted cash	123.3	96.4
Total assets	$131.7	$120.6

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

	Level 2
	September 30, 2021	December 31, 2020
	(in millions)
Assets:
Foreign currency hedge (1)	$—	$4.8
Total assets	$—	$4.8

Liabilities:
Interest rate hedge (2)	$28.9	$45.2
Foreign currency hedge (2)	0.9	—
Total liabilities	$29.8	$45.2
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2021 and December 31, 2020, we have no assets measured as Level 3 in the fair value hierarchy.
See Note 10 for information regarding the non-recurring fair value measurement considerations during the nine months ended September 30, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 7 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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

The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended September 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$185.3	$234.5	$83.7	$—	$—	$503.5
Intersegment Revenue	0.2	105.4	—	(105.3)	(0.3)	—
Total Revenues	$185.5	$339.9	$83.7	$(105.3)	$(0.3)	$503.5

	Three Months Ended September 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$183.7	$213.1	$62.6	$—	$—	$459.4
Intersegment Revenue	0.2	168.1	—	(166.0)	(2.3)	—
Total Revenues	$183.9	$381.2	$62.6	$(166.0)	$(2.3)	$459.4

	Nine Months Ended September 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$553.6	$490.2	$230.0	$—	$—	$1,273.8
Intersegment Revenue	0.5	372.5	—	(367.6)	(5.4)	—
Total Revenues	$554.1	$862.7	$230.0	$(367.6)	$(5.4)	$1,273.8

	Nine Months Ended September 30, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	All Other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$612.4	$777.6	$193.8	$—	$—	$1,583.8
Intersegment Revenue	0.6	518.6	1.5	(512.4)	(8.3)	—
Total Revenues	$613.0	$1,296.2	$195.3	$(512.4)	$(8.3)	$1,583.8

The reconciliation of segment operating profit (loss) to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$109.3	$89.7	$268.7	$265.5
Rail Products Group	(3.1)	3.2	(8.7)	36.2
All Other	14.7	7.3	42.8	23.9
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	120.9	100.2	302.8	325.6
Corporate	(23.9)	(21.0)	(73.7)	(73.3)
Impairment of long-lived assets	—	—	—	(369.4)
Restructuring activities, net	0.1	(4.7)	1.1	(10.5)
Eliminations – Lease Subsidiary	(4.5)	(2.6)	(9.3)	(33.5)
Eliminations – Other	(0.4)	1.0	(1.1)	(0.3)
Consolidated operating profit (loss)	92.2	72.9	219.8	(161.4)
Other (income) expense	44.5	53.7	160.5	164.1
Provision (benefit) for income taxes	11.4	(6.7)	16.5	(226.1)
Loss from discontinued operations, net of income taxes	(0.4)	—	(0.8)	(0.2)
Net income (loss)	$35.9	$25.9	$42.0	$(99.6)
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
At September 30, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $139.5 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, announced a new railcar investment vehicle (“RIV”) program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is owned 90% by Wafra Funds and 10% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period. TILC will service all railcars owned by Signal Rail.
In connection with the launch of the RIV program, in August 2021, TILC and certain of its subsidiaries sold an initial portfolio of 3,582 railcars and related leases to Signal Rail for an aggregate sales price of approximately $325.1 million. As a result of the sale, TILC received approximately $318.7 million in cash, of which $2.9 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. Additionally, in connection with the sale, TILC received a 10% equity interest in Signal Rail valued at $6.4 million, which was primarily received in exchange for its contribution of railcars to Signal Rail. TILC recognized a gain of approximately $32.9 million on the initial portfolio sale during the three months ended September 30, 2021 and will earn on-going fee revenue from servicing these railcars. Signal Rail financed this purchase primarily through an asset-backed securitization. In the event of future railcar portfolio sales, we expect that Signal Rail would issue additional debt, and Wafra Funds and TILC would make additional equity contributions to Signal Rail such that TILC would maintain its 10% equity interest.
Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 10% equity ownership position and its role as a service provider. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not required to consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 10% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At September 30, 2021, the carrying value of TILC’s equity investment in Signal Rail was $6.1 million, which is included in other assets in our Consolidated Balance Sheet. The carrying value of this investment, together with any potential future funding commitments described above, collectively represent our maximum exposure in Signal Rail.

Note 5. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	September 30, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.6	$—	$2.6	$—	$2.6
Accounts receivable	101.9	11.4	113.3	—	113.3
Property, plant, and equipment, net	5,603.4	1,594.7	7,198.1	(782.6)	6,415.5
Restricted cash	81.1	42.2	123.3	—	123.3
Other assets	63.3	1.3	64.6	—	64.6
Total assets	$5,852.3	$1,649.6	$7,501.9	$(782.6)	$6,719.3

Accounts payable and accrued liabilities	$137.7	$33.7	$171.4	$—	$171.4
Debt, net	3,553.5	1,224.5	4,778.0	—	4,778.0
Deferred income taxes	1,087.4	1.1	1,088.5	(180.2)	908.3
Other liabilities	39.1	—	39.1	—	39.1
Total liabilities	4,817.7	1,259.3	6,077.0	(180.2)	5,896.8
Noncontrolling interest	—	265.4	265.4	—	265.4
Total Equity	$1,034.6	$124.9	$1,159.5	$(602.4)	$557.1

	December 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.5	$—	$3.5	$—	$3.5
Accounts receivable	82.0	8.4	90.4	—	90.4
Property, plant, and equipment, net	5,795.9	1,626.3	7,422.2	(820.3)	6,601.9
Restricted cash	65.2	31.1	96.3	—	96.3
Other assets	38.1	1.6	39.7	—	39.7
Total assets	$5,984.7	$1,667.4	$7,652.1	$(820.3)	$6,831.8

Accounts payable and accrued liabilities	$141.4	$30.9	$172.3	$—	$172.3
Debt, net	3,340.5	1,228.3	4,568.8	—	4,568.8
Deferred income taxes	1,062.3	1.1	1,063.4	(186.2)	877.2
Other liabilities	25.7	—	25.7	—	25.7
Total liabilities	4,569.9	1,260.3	5,830.2	(186.2)	5,644.0
Noncontrolling interest	—	277.2	277.2	—	277.2
Total Equity	$1,414.8	$129.9	$1,544.7	$(634.1)	$910.6
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$185.5	$183.9	0.9%	$554.1	$558.6	(0.8)%
Sales of railcars owned one year or less at the time of sale (1)	—	—	*	—	54.4	(100.0)%
Total revenues	$185.5	$183.9	0.9%	$554.1	$613.0	(9.6)%

Operating profit (2):
Leasing and management	$76.4	$86.8	(12.0)%	$223.0	$247.8	(10.0)%
Lease portfolio sales (1)	$32.9	$2.9	*	45.7	17.7	158.2%
Total operating profit	$109.3	$89.7	21.9%	$268.7	$265.5	1.2%
Total operating profit margin	58.9%	48.8%		48.5%	43.3%

Leasing and management operating profit margin	41.2%	47.2%		40.2%	44.4%

Selected expense information:
Depreciation (3)	$58.7	$51.5	14.0%	$170.5	$159.1	7.2%
Maintenance and compliance	$22.8	$18.5	23.2%	$73.7	$67.4	9.3%
Rent	$1.9	$2.1	(9.5)%	$5.3	$8.1	(34.6)%
Selling, engineering, and administrative expenses	$11.6	$11.7	(0.9)%	$36.1	$39.0	(7.4)%
Interest (4)	$39.9	$47.0	(15.1)%	$142.6	$149.2	(4.4)%
*Not meaningful
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three and nine months ended September 30, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 for more information.
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
(3) Depreciation expense increased $4.7 million and $7.3 million for the three and nine months ended September 30, 2021, respectively, as a result of the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, depreciation expense related to our small cube covered hopper railcars decreased by approximately $7.0 million for the nine months ended September 30, 2021 relative to the nine months ended September 30, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(4) Interest expense for the nine months ended September 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 7 for more information. Interest expense for the nine months ended September 30, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Lease portfolio sales	$322.1	$6.5	$410.9	$193.1
Operating profit on lease portfolio sales	$32.9	$2.9	$45.7	$17.7
Operating profit margin on lease portfolio sales	10.2%	44.6%	11.1%	9.2%

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

	Remaining three months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$145.1	$492.6	$371.8	$278.1	$196.8	$343.7	$1,828.1
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2021 consisted primarily of non-recourse debt. As of September 30, 2021, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,761.9 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at September 30, 2021 was $825.8 million. See Note 7 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Holdings held equipment with a net book value of $1,130.2 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. TRP-2021 equipment with a net book value of $464.5 million is pledged solely as collateral for the TRP-2021 debt. See Note 4 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining three months of 2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future operating lease obligations	$2.8	$10.8	$9.0	$5.5	$3.7	$7.8	$39.6
Future contractual minimum rental revenues	$1.6	$5.0	$3.0	$2.1	$1.2	$0.7	$13.6
Operating lease obligations totaling $1.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $1.7 million, which is excluded from the table above.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	September 30, 2021	December 31, 2020
	(in millions)
Manufacturing/Corporate:
Land	$22.0	$23.2
Buildings and improvements	423.8	428.6
Machinery and other	481.6	485.1
Construction in progress	18.7	42.5
	946.1	979.4
Less: accumulated depreciation	(561.5)	(577.9)
	384.6	401.5
Leasing:
Wholly-owned subsidiaries:
Machinery and other	20.1	19.5
Equipment on lease	6,917.3	7,010.6
	6,937.4	7,030.1
Less: accumulated depreciation	(1,334.0)	(1,234.2)
	5,603.4	5,795.9
Partially-owned subsidiaries:
Equipment on lease	2,258.9	2,248.2
Less: accumulated depreciation	(664.2)	(621.9)
	1,594.7	1,626.3

Deferred profit on railcars sold to the Leasing Group	(1,044.7)	(1,064.7)
Less: accumulated amortization	262.1	244.4
	(782.6)	(820.3)
	$6,800.1	$7,003.4

Note 7. Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$50.0
Senior notes, net of unamortized discount of $0.2 and $0.2	399.8	399.8
	399.8	449.8
Less: unamortized debt issuance costs	(1.3)	(1.6)
Total recourse debt	398.5	448.2

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.5 and $0.6	2,293.3	2,042.4
2017 promissory notes, net of unamortized discount of $8.4 and $10.1	770.8	802.7
TILC warehouse facility	514.4	519.4
	3,578.5	3,364.5
Less: unamortized debt issuance costs	(25.0)	(24.0)
	3,553.5	3,340.5
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $—	909.2	1,237.5
TRIP Railcar Co. term loan	327.0	—
Less: unamortized debt issuance costs	(11.7)	(9.2)
	1,224.5	1,228.3
Total non–recourse debt	4,778.0	4,568.8
Total debt	$5,176.5	$5,017.0
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

	September 30, 2021	December 31, 2020
	(in millions)
Level 1	$1,612.2	$1,372.1
Level 2	425.3	420.3
Level 3	3,295.6	3,462.4
	$5,333.1	$5,254.8
Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. During the nine months ended September 30, 2021, we had total borrowings of $470.0 million and total repayments of $520.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $28.3 million, leaving $421.7 million available for borrowing as of September 30, 2021. The outstanding letters of credit as of September 30, 2021 are scheduled to expire in July 2022. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of September 30, 2021. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of September 30, 2021).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2021, we amended our revolving credit facility to increase the maximum leverage ratio through March 31, 2022 and to decrease the minimum interest coverage ratio through December 31, 2021 to provide additional near-term flexibility. As of September 30, 2021, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. In March 2021, the facility was extended through March 15, 2024, the total commitment was increased from $750 million to $1.0 billion, with a potential increase of up to an additional $250 million, subject to certain conditions, and provided for a facility margin of 185 basis points. During the nine months ended September 30, 2021, we had total borrowings of $374.7 million and total repayments of $379.7 million under the TILC warehouse loan facility. Under the renewed facility, the entire unused facility amount of $485.6 million was available as of September 30, 2021 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.94% at September 30, 2021.
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
Triumph Rail used the net proceeds received from the issuance of the Triumph Notes, as well as proceeds from the sale of railcars and related operating leases to TRIP Railcar Co. described below, to redeem its outstanding debt, consisting of (i) the Series 2011 Class A-2 TRIP Master Funding Secured Railcar Equipment Notes due July 2041, (ii) the Series 2014-1 Class A-2 Secured Railcar Equipment Notes due April 2044, and (iii) the Series 2017-1 Secured Railcar Equipment Notes due August 2047, of which $869.1 million was outstanding at the redemption date. The all-in rate for these notes was 5.16% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $8.7 million, which included a $3.3 million early redemption premium and a write-off of $5.4 million in unamortized debt issuance costs. These charges are reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the nine months ended September 30, 2021.

TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan was established to finance railcars and operating leases thereon purchased by TRIP Railcar Co. from Triumph Rail. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. The TRIP Railcar Co. term loan bears interest at LIBOR plus 1.85%, for an all-in interest rate of 1.94% at September 30, 2021, and has a stated maturity date of June 2025. We incurred $2.9 million in debt issuance costs, which will be amortized to interest expense over the anticipated repayment term of the TRIP Railcar Co. term loan. The TRIP Railcar Co. term loan is non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Railcar Co.'s portfolio of railcars, operating leases thereon, and all other assets owned by TRIP Railcar Co. Net proceeds received from the transaction were used to purchase railcars and related operating leases from Triumph Rail.
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
TRP-2021 used the net proceeds from the issuance of the TRP-2021 Notes to redeem its outstanding debt, consisting of (i) the Series 2012-1 Secured Railcar Equipment Notes due January 2043 and (ii) the Series 2013-1 Class A-1 Secured Railcar Equipment Notes due July 2043, of which $348.0 million was outstanding at the redemption date. The all-in rate for these notes was 3.59% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $3.0 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the nine months ended September 30, 2021.
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

Note 8. Income Taxes
The effective tax rate from continuing operations for the three months ended September 30, 2021 was an expense of 23.9%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, and other permanent differences. The effective tax rate from continuing operations for the nine months ended September 30, 2021 was an expense of 27.8%, which differs from the U.S. statutory rate primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized and foreign taxes, partially offset by excess tax benefits associated with equity based compensation.
Our effective tax rates from continuing operations for the three and nine months ended September 30, 2020 were a benefit of 34.9% and a benefit of 69.5%, respectively, primarily due to carryback claims as permitted under the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates, without the impact of the CARES Act, were an expense of 10.2% and a benefit of 15.8% for the three and nine months ended September 30, 2020, respectively, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, foreign taxes, tax return true-ups, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the nine months ended September 30, 2021 totaled $246.9 million. The total income tax receivable position as of September 30, 2021 was $191.9 million, primarily related to carryback claims that have been filed.
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
Note 9. Employee Retirement Plans
The following table summarizes the components of our net retirement cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Expense Components
Service cost	$—	$—	$—	$—
Interest	0.1	3.8	0.3	11.2
Expected return on plan assets	—	(5.3)	—	(15.7)
Amortization of actuarial loss	—	1.5	0.2	4.5
Amortization of prior service cost	—	0.3	—	0.9
Net periodic benefit cost	0.1	0.3	0.5	0.9
Profit sharing	3.1	1.9	8.3	6.5
Net expense	$3.2	$2.2	$8.8	$7.4
The non-service cost components of net periodic benefit cost in the table above are included in other, net (income) expense in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, net periodic benefit cost relates to the Supplemental Executive Retirement Plan.
Pension Plan Termination
In September 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020, which resulted in the Company no longer having any remaining funded pension plan obligations. Upon settlement, we recognized a pre-tax non-cash pension settlement charge in the fourth quarter of 2020 of $151.5 million, which was inclusive of all unamortized losses previously recorded in AOCL.

During the three and nine months ended September 30, 2021, as permitted by applicable regulations, we used $0.7 million and $10.9 million, respectively, of the Pension Plan surplus to fund obligations associated with the Company's profit sharing plans. During the nine months ended September 30, 2021, we used $2.2 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan. There were no pension administrative expenses during the three months ended September 30, 2021. The remaining surplus of the Pension Plan of $10.5 million will be used to fund final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes.
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
Restructuring activities
During the three months ended September 30, 2021, restructuring activities resulted in a net gain of $0.1 million. During the nine months ended September 30, 2021, restructuring activities resulted in a net gain of $1.1 million, primarily as a result of a $1.6 million gain on the disposition of certain non-operating facilities included in previous restructuring plans, partially offset by $0.5 million in employee severance costs.
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
The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheets:

	Accrued charges as of December 31, 2020	Charges and adjustments	Payments	Accrued charges as of September 30, 2021
	(in millions)
Cash charges:
Employee severance costs	$1.4	$0.5	$(1.6)	$0.3
	$1.4	$0.5	$(1.6)	$0.3
Non-cash charges:
Gain on disposition of assets		$(1.6)
Total restructuring activities		$(1.1)

Although restructuring activities are not allocated to our reportable segments, the following tables summarize the restructuring activities by reportable segment:

	Three Months Ended September 30, 2021
	Employee Severance Costs	Gain on Disposition on Assets	Total

Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.1	—	$0.1
All Other	—	(0.2)	$(0.2)
Corporate	—	—	$—
Total restructuring activities	$0.1	$(0.2)	$(0.1)

	Three Months Ended September 30, 2020
	Employee Severance Costs	Contract Termination Costs	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$1.4
Rail Products Group	1.3	0.2	0.7	2.2
All Other	0.1	—	—	0.1
Corporate	0.6	0.4	—	1.0
Total restructuring activities	$3.4	$0.6	$0.7	$4.7

	Nine Months Ended September 30, 2021
	Employee Severance Costs	Gain on Disposition of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.4	—	0.4
All Other	—	(1.6)	(1.6)
Corporate	0.1	—	0.1
Total restructuring activities	$0.5	$(1.6)	$(1.1)

	Nine Months Ended September 30, 2020
	Employee Severance Costs	Contract Termination Costs	Gain on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$—	$1.4
Rail Products Group	3.9	0.2	—	0.7	4.8
All Other	0.2	—	(3.5)	—	(3.3)
Corporate	2.0	0.4	—	5.2	7.6
Total restructuring activities	$7.5	$0.6	$(3.5)	$5.9	$10.5

Note 11. Accumulated Other Comprehensive Loss
Changes in AOCL for the nine months ended September 30, 2021 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) and prior service costs of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2020	$(1.3)	$(25.6)	$(4.0)	$(30.9)
Other comprehensive income, net of tax, before reclassifications	—	5.0	—	5.0
Amounts reclassified from AOCL, net of tax benefit of $—, $0.6, $0.1, and $0.7	—	2.9	0.1	3.0
Less: noncontrolling interest	—	(1.0)	—	(1.0)
Other comprehensive income	—	6.9	0.1	7.0
Balances at September 30, 2021	$(1.3)	$(18.7)	$(3.9)	$(23.9)
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
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
Repurchase Agreement with ValueAct
On April 29, 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. (“ValueAct”), the Company's largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021. The repurchase from ValueAct was approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, the previous share repurchase program described below.
New Share Repurchase Authorization
In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under this program during the three months ended September 30, 2021.
Previous Share Repurchase Authorization
In October 2020, our Board of Directors authorized a share repurchase program effective October 23, 2020 through December 31, 2021. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock and was completed in the third quarter of 2021. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
April 1, 2021 through June 30, 2021	2,440,793	68.3	$77.1
July 1, 2021 through September 30, 2021	2,815,307	77.1	$—
Total	9,522,882	$250.0

During the three and nine months ended September 30, 2021, total share repurchases were 2.8 million and 14.6 million, respectively, at a cost of approximately $77.1 million and $404.7 million, respectively. During the three and nine months ended September 30, 2020, share repurchases totaled 4.5 million and 6.3 million, respectively, at a cost of approximately $89.9 million and $125.3 million, respectively, under a previous share repurchase program, which was completed in the third quarter of 2020. Certain shares of stock repurchased during September 2020, totaling $4.9 million, were cash settled in October 2020 in accordance with normal settlement practices.
Stock-Based Compensation
Stock-based compensation totaled approximately $6.5 million and $16.3 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation totaled approximately $4.8 million and $19.7 million for the three and nine months ended September 30, 2020, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years. Expense related to stock options issued to eligible employees under the Plan is recognized on a straight-line basis over their vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients reach 60 years of age and have provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the nine months ended September 30, 2021:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	617,165	$28.40
Restricted stock awards	22,734	$28.48
Performance units	240,931	$30.85

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
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc. for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Income (loss) from continuing operations	$36.3	$25.9	$42.8	$(99.4)
Less: Net (income) loss attributable to noncontrolling interest	(3.9)	(0.8)	6.0	79.5
Unvested restricted share participation – continuing operations	—	(0.2)	—	—
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	32.4	24.9	48.8	(19.9)
Net loss from discontinued operations, net of income taxes	(0.4)	—	(0.8)	(0.2)
Unvested restricted share participation – discontinued operations	—	—	—	—
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(0.4)	—	(0.8)	(0.2)
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$32.0	$24.9	$48.0	$(20.1)

Basic weighted average shares outstanding	97.7	116.4	103.4	117.2
Effect of dilutive securities	1.8	0.6	2.3	—
Diluted weighted average shares outstanding	99.5	117.0	105.7	117.2

Basic earnings per common share:
Income (loss) from continuing operations	$0.33	$0.21	$0.47	$(0.17)
Income (loss) from discontinued operations	—	—	(0.01)	—
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.33	$0.21	$0.46	$(0.17)
Diluted earnings per common share:
Income (loss) from continuing operations	$0.33	$0.21	$0.46	$(0.17)
Income (loss) from discontinued operations	—	—	(0.01)	—
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.33	$0.21	$0.45	$(0.17)

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.3	0.1	—
Antidilutive stock options	—	0.3	—	—

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
State, county, and municipal actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia) and the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court). In addition to these two currently pending state qui tam actions, Mr. Harman has also filed a second amended complaint in a previously dismissed action pursuant to the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee) and sought leave to file an amended complaint in a previously dismissed action pursuant to the New Jersey False Claims Act (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. No trial date has been scheduled in these cases other than in the Massachusetts action, which has been scheduled for trial on June 7, 2022, and the Virginia action, which has been scheduled for trial on April 17, 2023.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, Tennessee, New Jersey, and California were dismissed.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $11.2 million to $18.4 million, which includes our rights in indemnity and recourse to third parties of approximately $6.4 million, which is recorded in other assets on our Consolidated Balance Sheet as of September 30, 2021. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At September 30, 2021, total accruals of $11.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter. We believe our insurance coverage is sufficient to cover property damage costs related to the event. Accordingly, at March 31, 2021, we recorded an insurance receivable of approximately $1.2 million for property damage recoveries, which was collected in the third quarter of 2021. As of September 30, 2021, we have received total advanced payments from insurance of approximately $14.6 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures and the $1.2 million insurance receivable described above. We recorded a gain of $4.7 million for insurance recoveries received in excess of the net book value of assets destroyed, net of the applicable deductible, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. As of September 30, 2021, we have utilized $2.6 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
Any additional property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as gains in future quarters. Additionally, the Company may be entitled to business interruption proceeds related to the event. We will not record these recoveries until final settlement has been reached with the insurance carriers.

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
Matters Affecting Comparability
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the three and nine months ended September 30, 2020 only include sales of railcars from the lease fleet owned for more than one year. We have concluded that the new presentation is appropriate given the significant change in the strategic focus of the Company. The new presentation had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.

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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the three and nine months ended September 30, 2021. While we are beginning to see signs of economic recovery, we are monitoring the evolving impacts of COVID-19 variants on the economy, and expect that our results of operations may remain under pressure in the near term.
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of the 2020 Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.
Other Cyclical and Seasonal Trends Impacting Our Business
The industries in which we operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in commodity prices, including fluctuations in the crude oil market, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain could impact demand for, or the cost to manufacture, certain of our products. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our manufacturing capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, additional weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
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
Steel prices and labor costs have increased significantly since the fourth quarter of 2020 and are major components of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, higher steel prices could result in increases in the cost of certain railcar components and could also reduce demand for new railcars. Additionally, although we remain committed to attracting and retaining a highly skilled and diverse workforce, labor shortages and increases in labor costs have negatively impacted our operations. We will continue to monitor the impact of potential margin and operating profit headwinds resulting from these factors.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group. Results in our All Other Group are affected by seasonal fluctuations, with the second and third quarters historically being the quarters with the highest revenues.

Financial and Operational Highlights
•Our revenues for the nine months ended September 30, 2021 were $1,273.8 million, representing a decrease of 19.6%, compared to the nine months ended September 30, 2020. Our operating profit for the nine months ended September 30, 2021 was $219.8 million compared to operating loss for the nine months ended September 30, 2020 of $161.4 million.
•In August 2021, the Company and Wafra, Inc. announced a new railcar investment vehicle program between Trinity and certain funds managed by Wafra, Inc. ("Wafra Funds"). The joint venture created as part of this program, known as Signal Rail Holdings LLC ("Signal Rail"), is owned 90% by Wafra Funds and 10% by our wholly-owned subsidiary, Trinity Industries Leasing Company ("TILC"). We completed the initial railcar portfolio sale to Signal Rail in the third quarter of 2021. See Note 4 of the Consolidated Financial Statements for more information.
•The Leasing Group's lease fleet of 105,915 company-owned rail cars was 95.0% utilized as of September 30, 2021, in comparison to a lease fleet utilization of 94.8% on 105,925 company-owned railcars as of September 30, 2020. Our company-owned railcars include wholly-owned, partially-owned, and railcars under sale-leaseback arrangements.
•For the nine months ended September 30, 2021, proceeds from lease portfolio sales exceeded the investment in our lease fleet by approximately $40.6 million. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases.
•The total value of the railcar backlog at September 30, 2021 was $1.2 billion, compared to $1.2 billion at September 30, 2020. The Rail Products Group received orders for 8,510 railcars and delivered 6,070 railcars in the nine months ended September 30, 2021, in comparison to orders for 4,810 railcars and deliveries of 9,295 railcars in the nine months ended September 30, 2020.
•The Rail Products Group introduced a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet the changing market demands. During the three and nine months ended September 30, 2021, sustainable railcar conversion revenues totaled $26.0 million, representing 242 railcars, and $38.8 million, representing 361 railcars, respectively.
•For the nine months ended September 30, 2021, we generated operating cash flows from continuing operations and Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $428.0 million and $515.5 million(1), respectively, in comparison to $456.8 million and $48.5 million(1), respectively, for the nine months ended September 30, 2020.
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
(2) In the third quarter of 2020, we completed the previous share repurchase program.
(3) In the fourth quarter of 2020, our Board of Directors authorized a $250.0 million share repurchase program.
(4) In the second quarter of 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. in a privately negotiated transaction. See Note 12 of the Consolidated Financial Statements for more information.
(5) In the third quarter of 2021, we completed the existing share repurchase program, and our Board of Directors authorized a new $250.0 million share repurchase program.
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
New Share Repurchase Program – In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of our Highway Products litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$503.5	$459.4	$1,273.8	$1,583.8
Cost of revenues	398.7	334.5	953.9	1,213.1
Selling, engineering, and administrative expenses	54.3	51.2	166.4	172.3
Gains on dispositions of property	41.6	3.9	65.2	20.1
Impairment of long-lived assets	—	—	—	369.4
Restructuring activities, net	(0.1)	4.7	(1.1)	10.5
Total operating profit (loss)	92.2	72.9	219.8	(161.4)
Interest expense, net	45.2	51.7	147.5	158.6
Loss on extinguishment of debt	—	—	11.7	5.0
Other, net	(0.7)	2.0	1.3	0.5
Income (loss) from continuing operations before income taxes	47.7	19.2	59.3	(325.5)
Provision (benefit) for income taxes	11.4	(6.7)	16.5	(226.1)
Income (loss) from continuing operations	$36.3	$25.9	$42.8	$(99.4)

Revenues

The tables below present revenues by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$185.3	$0.2	$185.5	0.9%
Rail Products Group	234.5	105.4	339.9	(10.8)%
All Other	83.7	—	83.7	33.7%
Segment Totals before Eliminations	503.5	105.6	609.1	(3.0)%
Eliminations – Lease Subsidiary	—	(105.3)	(105.3)
Eliminations – Other	—	(0.3)	(0.3)
Consolidated Total	$503.5	$—	$503.5	9.6%

	Three Months Ended September 30, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$183.7	$0.2	$183.9
Rail Products Group	213.1	168.1	381.2
All Other	62.6	—	62.6
Segment Totals before Eliminations	459.4	168.3	627.7
Eliminations – Lease Subsidiary	—	(166.0)	(166.0)
Eliminations – Other	—	(2.3)	(2.3)
Consolidated Total	$459.4	$—	$459.4

	Nine Months Ended September 30, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$553.6	$0.5	$554.1	(9.6)%
Rail Products Group	490.2	372.5	862.7	(33.4)%
All Other	230.0	—	230.0	17.8%
Segment Totals before Eliminations	1,273.8	373.0	1,646.8	(21.7)%
Eliminations – Lease Subsidiary	—	(367.6)	(367.6)
Eliminations – Other	—	(5.4)	(5.4)
Consolidated Total	$1,273.8	$—	$1,273.8	(19.6)%

	Nine Months Ended September 30, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$612.4	$0.6	$613.0
Rail Products Group	777.6	518.6	1,296.2
All Other	193.8	1.5	195.3
Segment Totals before Eliminations	1,583.8	520.7	2,104.5
Eliminations – Lease Subsidiary	—	(512.4)	(512.4)
Eliminations – Other	—	(8.3)	(8.3)
Consolidated Total	$1,583.8	$—	$1,583.8

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$76.2	$94.2	$285.4	$347.5
Rail Products Group	343.0	378.0	871.4	1,260.0
All Other	69.0	55.3	187.2	171.4
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	488.2	527.5	1,344.0	1,778.9
Corporate	23.9	21.0	73.7	73.3
Impairment of long-lived assets	—	—	—	369.4
Restructuring activities, net	(0.1)	4.7	(1.1)	10.5
Eliminations – Lease Subsidiary	(100.8)	(163.4)	(358.3)	(478.9)
Eliminations – Other	0.1	(3.3)	(4.3)	(8.0)
Consolidated Total	$411.3	$386.5	$1,054.0	$1,745.2
Operating Profit (Loss)
Operating profit (loss) by segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Railcar Leasing and Management Services Group	$109.3	$89.7	$268.7	$265.5
Rail Products Group	(3.1)	3.2	(8.7)	36.2
All Other	14.7	7.3	42.8	23.9
Segment Totals before Eliminations, Corporate Expenses, Impairment of long-lived assets, and Restructuring activities	120.9	100.2	302.8	325.6
Corporate	(23.9)	(21.0)	(73.7)	(73.3)
Impairment of long-lived assets	—	—	—	(369.4)
Restructuring activities, net	0.1	(4.7)	1.1	(10.5)
Eliminations – Lease Subsidiary	(4.5)	(2.6)	(9.3)	(33.5)
Eliminations – Other	(0.4)	1.0	(1.1)	(0.3)
Consolidated Total	$92.2	$72.9	$219.8	$(161.4)
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended September 30, 2021 were $503.5 million, representing an increase of $44.1 million, or 9.6%, over the prior year period primarily due to increased demand and higher pricing in our highway products business and higher external deliveries in the Rail Products Group.
Our revenues for the nine months ended September 30, 2021 were $1,273.8 million, representing a decrease of $310.0 million, or 19.6%, over the prior year period primarily related to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for further information regarding the change in presentation.

Cost of revenues – Our cost of revenues for the three months ended September 30, 2021 was $398.7 million, representing an increase of $64.2 million, or 19.2%, over the prior year period primarily due to higher costs associated with external deliveries and operating inefficiencies in our maintenance services business, such as labor shortages and turnover, in the Rail Products Group, and increased demand and higher input costs in our highway products business.
Our cost of revenues for the nine months ended September 30, 2021 was $953.9 million, representing a decrease of $259.2 million, or 21.4%, over the prior year period primarily due to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses increased by 6.1% for the three months ended September 30, 2021 when compared to the prior year period primarily due to higher employee-related costs, including increased incentive-based compensation. Selling, engineering, and administrative expenses decreased by 3.4% for the nine months ended September 30, 2021 primarily due to consulting costs incurred in the prior year period associated with aligning our operating structure to support our rail-focused strategy, partially offset by higher employee-related costs, including increased incentive-based compensation.
Gains on dispositions of property – Gains on dispositions of property increased by $37.7 million and $45.1 million for the three and nine months ended September 30, 2021, respectively, when compared to the prior year period primarily due to a higher volume of railcar sales from our lease portfolio and gains associated with the disposition of non-operating facilities.
Additionally, during the three and nine months ended September 30, 2021, we recorded a $4.7 million gain related to insurance recoveries in excess of net book value received during the third quarter of 2021 for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.
Impairment of long-lived assets – Impairment of long-lived assets for the nine months ended September 30, 2020 was $369.4 million related to our small cube covered hopper railcars. See Note 10 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the three and nine months ended September 30, 2021 and during the three months ended September 30, 2020.
Restructuring activities, net – Our restructuring activities for the three and nine months ended September 30, 2021 resulted in a net gain of $0.1 million and $1.1 million, respectively, primarily as a result of the disposition of certain non-operating facilities, partially offset by employee transition costs. Our restructuring activities for the three months ended September 30, 2020 totaled $4.7 million, primarily related to the alignment of our operating structure to support our rail-focused strategy. We had restructuring expenses of $10.5 million during the nine months ended September 30, 2020 primarily as a result of employee transition costs, contract termination costs, and asset write-downs related to our corporate headquarters facility, partially offset by a net gain on the disposition of a non-operating facility and certain related assets.
Operating profit (loss) – Operating profit for the three months ended September 30, 2021 totaled $92.2 million, representing an increase of 26.5% from the prior year period primarily due to a higher volume of railcar sales from our lease portfolio, partially offset by higher costs associated with external deliveries in the Rail Products Group, and lower lease rates and higher depreciation expense in the Leasing Group.
Operating profit for the nine months ended September 30, 2021 totaled $219.8 million, representing an increase of 236.2% from the prior year period. Operating loss for the nine months ended September 30, 2020 included a $369.4 million impairment charge related to our small cube covered hopper railcars. Operating profit for the nine months ended September 30, 2021 was impacted by a higher volume of railcar sales from our lease portfolio and lower selling, engineering, and administrative expenses, partially offset by lower deliveries in the Rail Products Group, and lower lease rates and higher fleet operating costs in the Leasing Group.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three and nine months ended September 30, 2021 totaled $45.2 million and $147.5 million, respectively, compared to $51.7 million and $158.6 million for the three and nine months ended September 30, 2020, respectively. The decreases in interest expense, net for the three and nine months ended September 30, 2021 were primarily driven by lower overall borrowing costs associated with the Company's debt facilities, partially offset by higher overall average debt.

Loss on extinguishment of debt – Loss on extinguishment of debt for the nine months ended September 30, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium. Loss on extinguishment of debt for the nine months ended September 30, 2020 was $5.0 million, which included a $4.7 million early redemption premium and the write-off of $0.3 million in unamortized debt issuance costs. There was no loss on extinguishment of debt for the three months ended September 30, 2021 and 2020.
Income taxes – The effective tax rate from continuing operations for the three months ended September 30, 2021 was an expense of 23.9%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, and other permanent differences. The effective tax rate from continuing operations for the nine months ended September 30, 2021 was an expense of 27.8%, which differs from the U.S. statutory rate primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized and foreign taxes, partially offset by excess tax benefits associated with equity based compensation.
Our effective tax rates from continuing operations for the three and nine months ended September 30, 2020 were a benefit of 34.9% and a benefit of 69.5%, respectively, primarily due to carryback claims as permitted under the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rates, without the impact of the CARES Act, were an expense of 10.2% and a benefit of 15.8% for the three and nine months ended September 30, 2020, respectively, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, foreign taxes, tax return true-ups, and non-deductible executive compensation.
Income tax refunds received, net of payments, during the nine months ended September 30, 2021 totaled $246.9 million. The total income tax receivable position as of September 30, 2021 was $191.9 million, primarily related to carryback claims that have been filed.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$185.5	$183.9	0.9%	$554.1	$558.6	(0.8)%
Sales of railcars owned one year or less at the time of sale (1)	—	—	*	—	54.4	(100.0)%
Total revenues	$185.5	$183.9	0.9%	$554.1	$613.0	(9.6)%

Operating profit (2):
Leasing and management	$76.4	$86.8	(12.0)%	$223.0	$247.8	(10.0)%
Lease portfolio sales (1)	32.9	2.9	*	45.7	17.7	158.2%
Total operating profit	$109.3	$89.7	21.9%	$268.7	$265.5	1.2%
Total operating profit margin	58.9%	48.8%		48.5%	43.3%

Leasing and management operating profit margin	41.2%	47.2%		40.2%	44.4%

Selected expense information:
Depreciation (3)	$58.7	$51.5	14.0%	$170.5	$159.1	7.2%
Maintenance and compliance	$22.8	$18.5	23.2%	$73.7	$67.4	9.3%
Rent	$1.9	$2.1	(9.5)%	$5.3	$8.1	(34.6)%
Selling, engineering, and administrative expenses	$11.6	$11.7	(0.9)%	$36.1	$39.0	(7.4)%
Interest (4)	$39.9	$47.0	(15.1)%	$142.6	$149.2	(4.4)%
* Not meaningful
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the three and nine months ended September 30, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for more information.
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
(3) Depreciation expense increased $4.7 million and $7.3 million for the three and nine months ended September 30, 2021, respectively, as a result of the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, depreciation expense related to our small cube covered hopper railcars decreased by approximately $7.0 million for the nine months ended September 30, 2021 relative to the nine months ended September 30, 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(4) Interest expense for the nine months ended September 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 7 of the Consolidated Financial Statements for more information. Interest expense for the nine months ended September 30, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Lease portfolio sales	$322.1	$6.5	$410.9	$193.1
Operating profit on lease portfolio sales	$32.9	$2.9	$45.7	$17.7
Operating profit margin on lease portfolio sales	10.2%	44.6%	11.1%	9.2%

Total revenues for the Railcar Leasing and Management Services Group increased by 0.9% and decreased by 9.6% for the three and nine months ended September 30, 2021, respectively, compared to the prior year period. Revenues related to sales of leased railcars owned one year or less decreased due to the change in the presentation of sales of railcars from the lease fleet. Leasing and management revenues for the three and nine months ended September 30, 2021 were impacted by growth in the lease fleet, slightly higher utilization, and increased servicer fees, partially offset by lower rental rates, which resulted in relatively flat revenues when compared to the three and nine months ended September 30, 2020.
Operating profit increased by 21.9% and 1.2% for the three and nine months ended September 30, 2021, respectively, compared to the prior year period primarily due to a higher volume of lease portfolio sales and slightly higher utilization, partially offset by lower lease rates, increased depreciation, and higher fleet operating costs.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	September 30, 2021	September 30, 2020
Number of railcars:
Wholly-owned (1)	81,395	81,350
Partially-owned	24,520	24,575
	105,915	105,925
Investor-owned	30,060	26,655
	135,975	132,580
Company-owned railcars (2):
Average age in years	10.9	10.1
Average remaining lease term in years	2.9	3.3
Fleet utilization	95.0%	94.8%
(1) Includes 2,280 railcars and 1,985 railcars under sale-leaseback arrangements as of September 30, 2021 and 2020, respectively.
(2) Includes wholly-owned and partially-owned railcars and railcars under sale-leaseback arrangements.

Rail Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Rail products (1)	$297.6	$322.6	(7.7)%	$709.2	$1,056.3	(32.9)%
Maintenance services	33.3	43.2	(22.9)%	124.4	184.8	(32.7)%
Other	9.0	15.4	(41.6)%	29.1	55.1	(47.2)%
Total revenues	$339.9	$381.2	(10.8)%	$862.7	$1,296.2	(33.4)%

Operating costs:
Cost of revenues	339.5	369.2	(8.0)%	850.7	1,230.2	(30.8)%
Selling, engineering, and administrative expenses	8.3	8.7	(4.6)%	25.4	29.7	(14.5)%
(Gains) losses on dispositions of property	(4.8)	0.1	*	(4.7)	0.1	*
Operating profit (loss)	$(3.1)	$3.2	(196.9)%	$(8.7)	$36.2	(124.0)%
Operating profit (loss) margin	(0.9)%	0.8%		(1.0)%	2.8%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $26.0 million, representing 242 railcars, and $38.8 million, representing 361 railcars, for the three and nine months ended September 30, 2021, respectively, all of which related to the Leasing Group.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of September 30, 2021, our backlog related to sustainable railcar conversions totaled $98.3 million, representing 1,127 railcars.

	September 30,
	2021	2020	Percent
	(in millions)		Change
External customers	$980.9	$725.8
Leasing Group	247.5	429.6
Total (1)	$1,228.4	$1,155.4	6.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Percent
					Change
Beginning balance	11,305	10,665	8,985	15,085
Orders received	2,530	2,000	8,510	4,810	76.9%
Deliveries	(2,410)	(2,605)	(6,070)	(9,295)	(34.7)%
Other adjustments (1)	—	(10)	—	(550)
Ending balance	11,425	10,050	11,425	10,050	13.7%
Average selling price in ending backlog			$107,519	$114,965	(6.5)%
(1) For the nine months ended September 30, 2020, the adjustment includes 550 railcars valued at $82 million that were removed from the backlog because of a change in the underlying financial condition of the customers.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended September 30, 2021 by 10.8% and 8.0%, respectively, when compared to the prior year period. These decreases primarily resulted from lower deliveries and a shift in the mix of railcar products and services sold. Cost of revenues for the three months ended September 30, 2021 was negatively impacted by higher input costs and supply chain disruptions, as well as operating inefficiencies, such as labor shortages and turnover, in our maintenance services business.

Revenues and cost of revenues for the Rail Products Group decreased for the nine months ended September 30, 2021 by 33.4% and 30.8%, respectively, when compared to the prior year period. These decreases primarily resulted from lower deliveries and a shift in the mix of railcar products and services sold. Cost of revenues for the nine months ended September 30, 2021 was negatively impacted by higher input costs and supply chain disruptions, as well as operating inefficiencies, such as labor shortages and turnover, in our maintenance services business, partially offset by operational cost savings related to railcar production.
Operating profit was favorably impacted for the three and nine months ended September 30, 2021 by gains on dispositions of property, which primarily represent insurance recoveries in excess of net book value received during the third quarter of 2021 for assets damaged by a tornado at our rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
Total backlog dollars increased by 6.3% when compared to the prior year period primarily from an increase in orders received, partially offset by a 6.5% lower average selling price as a result of changes in the mix of railcars in the backlog. Approximately 31.8% of our railcar backlog value is expected to be delivered during 2021 with the remainder to be delivered thereafter into 2025. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
New railcars	$70.8	$145.5	$279.2	$451.7
Sustainable railcar conversions	$26.0	$—	$38.8	$—
Other maintenance services	$8.5	$20.5	$49.6	$60.7

Deferred profit	$4.5	$2.6	$9.3	$33.5

Number of new railcars (in units)	670	1,396	2,741	3,938
Number of sustainable railcar conversions (in units)	242	—	361	—
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Highway Products	$83.7	$62.6	33.7%	$230.0	$195.3	17.8%

Operating costs:
Cost of revenues	61.4	45.6	34.6%	168.1	141.8	18.5%
Selling, engineering, and administrative expenses	10.5	9.8	7.1%	31.2	30.2	3.3%
Gains on dispositions of property	(2.9)	(0.1)	*	(12.1)	(0.6)	*
Operating profit	$14.7	$7.3	101.4%	$42.8	$23.9	79.1%
Operating profit margin	17.6%	11.7%		18.6%	12.2%
* Not meaningful
Revenues and cost of revenues increased for the three and nine months ended September 30, 2021 when compared to the prior year period primarily from increased demand and higher pricing in our highway products business. Operating profit was favorably impacted in the three and nine months ended September 30, 2021 by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent	2021	2020	Percent
	(in millions)		Change	(in millions)		Change
Operating costs	$23.9	$21.0	13.8%	$73.7	$73.3	0.5%
Operating costs for the three and nine months ended September 30, 2021 increased 13.8% and 0.5%, respectively, compared to the prior year period primarily from higher employee-related costs, including increased incentive-based compensation, partially offset by reduced costs associated with streamlining our corporate structure to support our rail-focused strategy. Additionally, operating costs for the three months ended September 30, 2021 were impacted by higher litigation-related expenses.

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
As of September 30, 2021, we have total committed liquidity of $1.1 billion. Our total available liquidity includes: $221.8 million of unrestricted cash and cash equivalents; $421.7 million unused and available under our revolving credit facility; and $485.6 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
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
Dividend Payments – We paid $68.5 million in dividends to our common stockholders during the nine months ended September 30, 2021.
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
New Share Repurchase Authorization – In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under this program during the three months ended September 30, 2021.
Previous Share Repurchase Authorization – In October 2020, our Board of Directors authorized a share repurchase program effective October 23, 2020 through December 31, 2021. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock and was completed in the third quarter of 2021. Share repurchase activity under this program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
October 23, 2020 Authorization			$250.0
October 23, 2020 through December 31, 2020	2,974,922	$67.8	$182.2
January 1, 2021 through March 31, 2021	1,291,860	36.8	$145.4
April 1, 2021 through June 30, 2021	2,440,793	68.3	$77.1
July 1, 2021 through September 30, 2021	2,815,307	77.1	$—
Total	9,522,882	$250.0
During the three and nine months ended September 30, 2021, total share repurchases were 2.8 million and 14.6 million, respectively, at a cost of approximately $77.1 million and $404.7 million, respectively.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash flows from continuing operations:
Operating activities	$428.0	$456.8
Investing activities	43.6	(361.0)
Financing activities	(354.1)	(151.3)
Net cash flows from discontinued operations	(0.8)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$116.7	$(55.7)
Operating Activities. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2021 was $428.0 million compared to net cash provided by operating activities from continuing operations of $456.8 million for the nine months ended September 30, 2020. The changes in our operating assets and liabilities are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(130.3)	$242.4
(Increase) decrease in income tax receivable	249.8	(470.3)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	70.3	(48.5)
Changes in operating assets and liabilities	$189.8	$(276.4)

The changes in our operating assets and liabilities resulted in a net source of $189.8 million for the nine months ended September 30, 2021, as compared to a net use of $276.4 million for the nine months ended September 30, 2020. The decrease in the income tax receivable was primarily driven by the collection of approximately $248.3 million of income tax refunds in the current year period associated with the loss carryback provisions included in recent tax legislation. Additionally, operating assets were negatively impacted by cyclical shifts in anticipation of higher volumes of railcar deliveries in future periods. Further, in the prior year period, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease.
Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2021 was $43.6 million compared to $361.0 million of net cash used in investing activities for the nine months ended September 30, 2020. Significant investing activities are as follows:
•We received proceeds from lease portfolio sales exceeding the investment in our lease fleet by approximately $40.6 million during the nine months ended September 30, 2021, compared to a net investment in the lease fleet of $310.1 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases.
•We acquired a company that owns and operates proprietary railcar cleaning technology systems during the nine months ended September 30, 2021 for net cash of $16.5 million. We had no acquisitions during the nine months ended September 30, 2020.
~~•~~We received $6.5 million in insurance proceeds during the nine months ended September 30, 2021 for property damage sustained at a rail maintenance facility. See Note 14 of the Consolidated Financial Statements for more information. We received no insurance proceeds during the nine months ended September 30, 2020.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2021 was $354.1 million compared to $151.3 million of net cash used in financing activities for the same period in 2020. Significant financing activities are as follows:
•During the nine months ended September 30, 2021, we had total borrowings of $2,393.7 million and total repayments of $2,256.8 million, for net proceeds of $136.9 million, primarily from debt proceeds to support our investment in the lease fleet. During the nine months ended September 30, 2020, we had total borrowings of $835.8 million and total repayments of $795.5 million, for net proceeds of $40.3 million, primarily from debt proceeds to support our investment in the lease fleet, partially offset by the early redemption of debt.
•We paid $68.5 million and $67.8 million in dividends to our common stockholders during the nine months ended September 30, 2021 and 2020, respectively.
•We repurchased common stock totaling $406.5 million and $120.4 million during the nine months ended September 30, 2021 and 2020, respectively. The current year period includes shares repurchased in a privately negotiated transaction with ValueAct totaling $222.5 million. Certain shares of stock repurchased during September 2020, totaling $4.9 million, were cash settled in October 2020 in accordance with normal settlement practices.
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

Ratio	Covenant	Actual at September 30, 2021
Maximum leverage (1)	No greater than 4.25 to 1.00	2.01
Minimum interest coverage (2)	No less than 1.75 to 1.00	7.28
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with September 30, 2021.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with September 30, 2021.
As of September 30, 2021, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.

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
As of September 30, 2021, assets held by the Non-Guarantor Subsidiaries included $84.2 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,566.0 million of equipment securing certain non-recourse debt, and $119.4 million of assets located in foreign locations. As of December 31, 2020, assets held by the Non-Guarantor Subsidiaries included $76.7 million of restricted cash that was not available for distribution to the Parent, $6,238.3 million of equipment securing certain non-recourse debt, and $126.9 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Nine Months Ended September 30, 2021
Summarized Statement of Operations:
Revenues (1)		$706.0
Cost of revenues (2)		$628.5
Income (loss) from continuing operations		$(75.9)
Net income (loss)		$(76.7)

	September 30, 2021	December 31, 2020
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (3)	$237.4	$223.0
Inventories	$366.8	$289.1
Property, plant, and equipment, net	$914.3	$1,424.8
Goodwill and other assets	$442.3	$453.7

Liabilities:
Accounts payable and accrued liabilities (4)	$287.9	$286.9
Debt	$398.5	$448.2
Deferred income taxes	$877.1	$862.8
Other liabilities	$156.5	$148.7
Noncontrolling interest	$265.4	$277.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the nine months ended September 30, 2021.
(2) Cost of revenues includes $113.5 million of purchases from Non-Guarantor Subsidiaries during the nine months ended September 30, 2021.
(3) Receivables, net of allowance includes $78.8 million and $86.7 million of receivables from Non-Guarantor Subsidiaries as of September 30, 2021 and December 31, 2020, respectively.
(4) Accounts payable includes $27.6 million and $24.0 million of payables to Non-Guarantor Subsidiaries as of September 30, 2021 and December 31, 2020, respectively.

Capital Expenditures
For the full year 2021, we anticipate a net investment in our lease fleet of between $40 million and $70 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $30 million and $40 million for the full year 2021.
Equity Investment
See Note 4 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of September 30, 2021, we had letters of credit issued under our Credit Agreement in an aggregate amount of $28.3 million, the full amount of which is expected to expire in July 2022. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017 LLC, TILC's warehouse loan facility, the TRIP Railcar Co. term loan, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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
For the nine months ended September 30, 2021, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) debt.

Nine Months Ended September 30, 2021
(in millions)
Net cash provided by operating activities – continuing operations	$428.0
Proceeds from lease portfolio sales	404.5
Adjusted Net Cash Provided by Operating Activities	832.5
Capital expenditures – manufacturing and other	(21.5)
Dividends paid to common stockholders	(68.5)
Free Cash Flow (before Capital expenditures – leasing)	742.5
Equity CapEx for new leased railcars	(227.0)
Total Free Cash Flow After Investments and Dividends	$515.5

Capital expenditures – leasing	$363.9
Less:
Payments to retire debt	(2,256.8)
Proceeds from issuance of debt	2,393.7
Net proceeds from (repayments of) debt	136.9
Equity CapEx for new leased railcars	$227.0

For the nine months ended September 30, 2020, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for new leased railcars. Equity CapEx for new leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds from (repayments of) debt.

Nine Months Ended September 30, 2020
(in millions)
Net cash provided by operating activities – continuing operations	$456.8
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7
Adjusted Net Cash Provided by Operating Activities	595.5
Capital expenditures – manufacturing and other	(70.7)
Dividends paid to common stockholders	(67.8)
Free Cash Flow (before Capital expenditures – leasing)	457.0
Equity CapEx for new leased railcars	(408.5)
Total Free Cash Flow After Investments and Dividends	$48.5

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less of $54.0	$448.8
Less:
Payments to retire debt	(795.5)
Proceeds from issuance of debt	835.8
Net proceeds from (repayments of) debt	40.3
Equity CapEx for new leased railcars	$408.5
Contractual Obligations and Commercial Commitments
Except as described below, as of September 30, 2021, there have been no material changes to our contractual obligations from December 31, 2020:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2020 as set forth in Item 7A of our 2020 Annual Report on Form 10-K. Refer to Note 7 and Note 2 of the Consolidated Financial Statements for a discussion of debt-related activity and the impact of hedging activity, respectively, for the three and nine months ended September 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2021 through July 31, 2021	1,574,520	$26.56	1,573,934	$35.3
August 1, 2021 through August 31, 2021	1,242,686	$28.36	1,241,373	$—
September 1, 2021 through September 30, 2021	983	$27.86	—	$250.0
Total	2,818,189		2,815,307
(1) These columns include the following transactions during the three months ended September 30, 2021: (i) the surrender to the Company of 1,562 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,320 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 2,815,307 shares of common stock on the open market as part of our share repurchase program.
(2) In October 2020, our Board of Directors authorized a share repurchase program effective October 23, 2020 through December 31, 2021. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 2,815,307 shares under the share repurchase program during the three months ended September 30, 2021, at a cost of approximately $77.1 million. The Company completed this share repurchase program in the third quarter of 2021.
In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under the new share repurchase program during the three months ended September 30, 2021.
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
October 26, 2021