Form 10-K
period 2021-12-31
TRINITY INDUSTRIES INC
filed 2022-02-17
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2021) was $2,272.9 million.
At February 10, 2022, the number of shares of common stock, $0.01 par value, outstanding was 83,342,128.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2022 Proxy Statement.

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
•shortages of labor;
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
•changing technologies;
•material failure, interruption of service, compromised data security, phishing emails, or cybersecurity breaches in our information technology (or that of the third-party vendors who provide information technology or other services);
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

PART I
Item 1. Business.
General
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or “us”) own businesses that are leading providers of railcar products and services in North America. Our businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services.
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
Sale of Highway Products Business
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC, an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million, subject to certain adjustments. THP is a leading manufacturer and global supplier of commercial highway products.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2021 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP.
Reportable Segments
Following the sale of THP, we report our operating results in two reportable segments. All segment results set forth herein have been recast to present results on a comparable basis.

Reportable Segments
Railcar Leasing and Management Services Group	Rail Products Group

Business Overview and Current Business Strategy
Our purpose is delivering goods for the good of all by being a leading provider of railcar products and services in North America. We strive to operate industry-leading railcar leasing, manufacturing, and services businesses by providing a single source for comprehensive rail transportation solutions and services in North America. Our objective is to deliver industry-leading leased railcar portfolio returns and outstanding customer experiences by providing high quality, innovative products, and by designing solutions that enhance and optimize our customers' logistics operations. As a railcar-focused company, we continuously grow and enhance our product and service offerings to optimize the ownership and use of railcars. Our rail platform offers a complete portfolio of railcar solutions to our customers as summarized below:

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
Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group ("Leasing Group") is a leading provider in North America of comprehensive railcar industry services. Through wholly-owned subsidiaries, including Trinity Industries Leasing Company ("TILC"), and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), we primarily offer operating leases for freight and tank railcars. Trinity's Rail Products Group and TILC coordinate sales and marketing activities under the TrinityRail platform, thereby providing a single point of contact for railroads, shippers, and third-party leasing companies seeking rail equipment and services.
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
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including agriculture, construction and metals, consumer products, energy, and refined products and chemicals. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally provide for fixed monthly rentals that vary from one to ten years. We compete in the North American full-service leasing market primarily against four major railcar lessors, as well as numerous smaller lessors. We serve our customers predominantly through full-service leases and compete primarily on the basis of the quality and craftsmanship of our railcars, competitive pricing, and our ability to provide an outstanding customer experience.
As of December 31, 2021, the lease fleet of our subsidiaries included 106,970 railcars that were 95.7% utilized, of which 104,715 railcars were owned by TILC or its affiliates and 2,255 railcars were leased from others and are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheet. Railcars under management, including those owned by third-party investors, totaled 136,100 railcars.

Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in the Company's lease fleet.

(1) Data presented in this chart reflects the number of railcars in our wholly-owned and partially-owned lease fleet, which totaled 106,970 railcars as of December 31, 2021.

Rail Products Group. Through wholly-owned subsidiaries with facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo.
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
Marketing.
We sell or lease substantially all of our products and services through our own sales personnel operating from offices in multiple U.S. locations, as well as Canada and Mexico. We also use independent sales representatives on a limited basis.
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
The principal material used in railcar manufacturing is steel. During 2021, the supply of steel was sufficient to support our manufacturing requirements. Steel prices have increased significantly since 2020 and are major components of our cost of revenues. Steel and component prices may be volatile in the future as a result of market conditions, changes in tariffs or other governmental policies. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, higher steel prices could result in increases in the cost of certain railcar components and could also reduce demand for new railcars. We may from time to time experience shortages of materials used in the production of certain railcar types; however, in general, we believe there is enough capacity in the supply industry to meet current production levels, and the existing contracts and relationships that we have in place will meet our current production forecasts.
Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2021:

Railcar Leasing and Management Services Group	120
Rail Products Group	5,285
Corporate and Enterprise Support	440
5,845
As of December 31, 2021, approximately 2,000 employees were employed in the U.S. and 3,845 were employed in Mexico. Additional information on our human capital programs and initiatives is included in our Corporate Social Responsibility Report, which is available on our website. Information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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
We encourage and support employee resource and networking groups, our diversity and inclusion committee, and other employee groups, which offer educational, professional development, and community service opportunities. We also provide focused training, mentoring, and employee development for specialized positions, such as plant managers, engineers, accountants, and more.
Through strategies such as our employee experience survey, our employee recognition program, and a comprehensive commitment to our core values, we are dedicated to building a healthy, engaging workplace where employees can thrive and do their best work. We pride ourselves on maintaining an active dialogue with our employees. In our facilities, for example, we benchmark overall employee engagement with an annual cross-organization survey targeting metrics such as safety, job satisfaction, and more.
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
Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2022.

Name	Age	Office	Officer Since
E. Jean Savage	57	Chief Executive Officer and President	2020
Eric R. Marchetto	52	Executive Vice President and Chief Financial Officer	2001
Brian D. Madison	61	Executive Vice President, Services Operations	2016
Steven L. McDowell	60	Vice President and Chief Accounting Officer	2013
Gregory B. Mitchell	56	Executive Vice President and Chief Commercial Officer	2007
Kevin Poet	55	Executive Vice President, Production Operations and Support Services	2020
Sarah R. Teachout	49	Executive Vice President and Chief Legal Officer	2016
Ms. Savage has served as the Company’s Chief Executive Officer and President since 2020, and has served as a member of the Company’s Board of Directors since 2018. Prior to her employment with the Company, from 2002 to 2020, she served in a variety of positions with Caterpillar, Inc. (“Caterpillar”), a manufacturer of construction, industrial, and mining equipment. From 2017 until her retirement from Caterpillar in 2020, she served as Vice President of Caterpillar’s Surface Mining and Technology Division. From 2014 to 2017, she was Chief Technology Officer and Vice President of Caterpillar’s Innovation and Technology Development Division.
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
Mr. McDowell has served as Vice President and Chief Accounting Officer since 2018. He joined the Company in 2013 as Vice President and Chief Audit Executive and was named Vice President and Chief Compliance Officer in 2017. Prior to joining Trinity, he worked for Dean Foods from 2007 to 2013, where he held a variety of management positions and most recently served as Vice President, Internal Audit and Risk Management. Prior to his tenure at Dean Foods, he served as Vice President – Internal Audit at Centex Corporation.
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
Mr. Poet has served as Executive Vice President, Production Operations and Support Services since 2021, having previously served as Executive Vice President, Support Services since 2020. He joined Trinity in 2020 from Siemens AG, where from 2016 to 2019 he served in a variety of operational roles, including most recently as Vice President of Operations for Siemens Energy, Inc. From 2006 to 2016, he served in several operational roles of increasing responsibility for Ford Motor Company.
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
Green Financing Framework. As part of our sustainability efforts, TILC issued its Green Financing Framework in January 2021 supported by a second-party opinion from Sustainalytics, a Morningstar Company and a globally-recognized provider of environmental, social, and governance research, ratings, and data. The Green Financing Framework enhances the Company’s Sustainability strategy by contributing to a more resource-efficient economy through the financing of railcar assets that contribute to reducing the overall environmental footprint of the transportation industry.
In accordance with the International Capital Market Association's Green Bond Principles, 2018 and the Loan Syndications and Trading Association's Green Loan Principles, 2020, TILC will manage and report on eligible projects and assets to existing debt holders. The Green Financing Framework will enable Trinity’s leasing company to issue green financing instruments, including green non-recourse bonds and green loans, supported by green eligible railcar assets. Under the existing framework, TILC has issued over $4 billion of railcar-related debt that meets the criteria and qualifies for the Green Financing designation.
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
Strategic, Business, and Operational Risks
The industries in which our customers operate are cyclical in nature, which can expose our business to unpredictable demand and volatility.
Our business is subject to the demands of our customers and the broader economy, and we have particular exposure to the cyclicality of energy products, agriculture products, and consumer products. Additionally, periodic downturns in economic conditions typically have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits.
While the business cycles of the various end markets we serve may not typically coincide, an economic downturn could affect disparate cycles simultaneously. The railcar industry has previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. The impacts of such an economic downturn may magnify the adverse effect on our business.

The COVID-19 pandemic has had and continues to have a material adverse effect on our results of operations and could have a material adverse effect on our ability to operate, financial condition, liquidity, access to capital, payment of dividends, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had, and similar issues in the future could have, a material adverse effect on our results of operations. The prolonged negative economic impact of the COVID-19 pandemic and the related governmental response could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, access to capital, payment of dividends, and capital investments. Several public health organizations have recommended certain measures to slow and limit the transmission of the virus, including quarantines, travel restrictions, and social distancing. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain facilities, potential border closures, restrictions on shipping, and other potential impacts. Additionally, illness or exposure to the virus may lead to decreased employee availability. Our suppliers and customers have also faced these and other challenges, which have disrupted and could continue to disrupt our supply chain. These challenges could also result in decreased demand, or our customers' inability to pay, for our products and services. The COVID-19 pandemic has also resulted in periodic shortages of certain personal protective equipment ("PPE"), which may reoccur if the COVID-19 pandemic has a prolonged negative impact on the supply chain for PPE. An inability to procure PPE for operations may have a material adverse effect on our business, including potential shut down of certain facilities or operations. The COVID-19 pandemic may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, access to capital, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible additional impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. The extent to which the COVID-19 pandemic affects our results will also depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain the outbreak or treat its impact, among others.
Shortages of skilled labor and/or qualified employees have adversely impacted and could continue to impact our operations.
We depend on skilled labor in the manufacture, maintenance, and repair of railcar products and on other qualified employees in all aspects of our business. Some of our facilities are located in areas where demand for skilled laborers exceeds supply. We have experienced shortages of qualified employees and/or skilled labor and increased turnover at certain facilities, resulting in increased labor costs from temporary workers and operating inefficiencies. Shortages of, or the inability to attract, train, integrate and retain, some types of skilled laborers, such as welders, restrict our ability to maintain or increase production rates and could increase our labor costs. An overall labor shortage, lack of skilled labor, increased turnover, or higher labor costs could adversely impact our operations and profitability.

Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability.
Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. The countries in which we operate, including Canada and Mexico, have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
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

The limited number of customers for certain of our products, the variable purchase patterns of our customers, and the timing of completion, delivery, and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in our quarterly results.
Some of the markets we serve have a limited number of customers. The volumes purchased by customers vary from year to year, and not all customers make purchases every year. As a result, the order levels for our products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may also vary. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.
Fluctuations in the price and supply of materials used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain materials needed in our production.
A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business. Our manufacturing operations partially depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. The inability to purchase a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Worsening economic or commercial conditions could reduce the number of available suppliers, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
Changes in the price and demand for steel could lower our margins and profitability.
The principal material used in our manufacturing segment is steel. Market steel prices exhibit periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profits for the year. To the extent that we do not have such arrangements in place, an adverse change in steel prices lowers our profitability in the Rail Products Group. In addition, meeting production demands is dependent on our ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.
We use various gases, including natural gas, at our manufacturing facilities. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as hurricanes, tornadoes, and floods, or a pandemic, could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.

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
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. At times, certain of our vendors have suffered cybersecurity attacks. Although these incidents have not had a material adverse impact on our operations, failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships, and our reputation. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems which results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability and reputational harm. Further, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

Increasing insurance claims and expenses could lower profitability and increase business risk.
We are subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we historically manufactured that our customers installed along U.S. highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. As insurance policies expire, premiums for renewed or new coverage may increase and/or require that we increase our self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year, we could suffer additional costs associated with accessing our excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above typical levels for our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control, including positions on policy coverage taken by insurers. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our risk exposure and our operational expenses may increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
We are currently, and may from time to time be involved in various claims or legal proceedings arising out of our operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties. As a result, there could be a material adverse effect on our business, operations, or financial condition. See Note 15 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the highway products litigation for which the Company retained certain obligations following the sale of the highway products business.
While state and federal procedural rules exist to curtail the filing of claims against the Company in jurisdictions unrelated to the underlying claims, courts sometime may not enforce these rules, exposing us to a greater likelihood of unfavorable results and increased litigation costs. Whenever our products were sold to or are ultimately owned and/or operated by governments or their authorized agencies, we may be unable to seek redress or recourse to at-fault parties. When litigation arising from the installation, maintenance, replacement, or use of our products is filed against the Company, recourse to such governments or authorized agencies may be subject to sovereign immunity or related defenses thereby exposing the Company to risk of liability and increased costs irrespective of fault.

Many of our products are or were sold to leasing companies, contractors, distributors, and installers who may misuse, abuse, improperly install or improperly or inadequately maintain or repair such products thereby potentially exposing the Company to claims that could increase our costs and weaken our financial condition.
The products we manufacture are designed to work optimally when properly assembled, operated, installed, repaired, and maintained. When this does not occur, the Company may be subjected to claims or litigation associated with personal or bodily injuries or death and property damage. Although the Company has completed the sale of its highway products business, it has retained responsibility for certain existing litigation and claims and for certain potential future claims related to the ET-Plus® System, a highway guardrail end-terminal system. See Note 15 of the Consolidated Financial Statements for more detailed information on these retained obligations.
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
The United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) has announced that it would phase out the most popular LIBOR indices by the end of June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. Certain of our and our subsidiaries’ indebtedness utilize LIBOR or an alternative benchmark reference rate for calculating the applicable interest rate. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with SOFR or an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements. This could materially and adversely affect our results of operations, cash flows, ability to acquire debt financing, and liquidity. We cannot predict the effect of the elimination of LIBOR or the establishment and use of SOFR or alternative benchmark reference rates and the corresponding effects on our cost of capital.
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
Some of our customers place orders for our products in reliance on their ability to utilize tax benefits, which could be discontinued or allowed to expire without extension thereby reducing demand for certain of our products.
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, such as accelerated depreciation. In instances where such benefits are allowed to expire or are otherwise modified or discontinued, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

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
A small number of stockholders collectively control more than 20% of our outstanding common stock. Accordingly, a small number of stockholders could affect matters that require stockholder approval, such as the election of directors and the approval of significant business transactions.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. The table below excludes non-operating facilities and facilities classified as held for sale.

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	U.S.	Mexico
Rail Products Group (1)	5,236,200	142,600	2,975,000	2,403,800
Corporate Offices	—	178,200	170,600	7,600
	5,236,200	320,800	3,145,600	2,411,400
(1) Estimated weighted average production capacity utilization was approximately 65% for the year ended December 31, 2021. We believe that additional production capacity can be achieved at our existing facilities by adding personnel, adding shifts, or optimizing or outsourcing certain processes.
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2021 was American Stock Transfer & Trust Company.
Holders
At January 31, 2022, we had 1,180 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2021 with an overall stock market index (New York Stock Exchange Composite Index) and our peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The S&P MidCap 400 is included as we believe it is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P MidCap 400 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2018. The data in the graph assumes $100 was invested on December 31, 2016. For the purpose of this graph, historical stock prices of Trinity prior to the spin-off of Arcosa, Inc. have been adjusted to reflect the impact of the spin.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
Index Value
250
200
150
100
50
2016
2017
2018
2019
2020
2021
Trinity Industries, Inc.
Dow Jones US Commercial Vehicles & Trucks Index
New York Stock Exchange Composite Index
S&P MidCap 400

	2016	2017	2018	2019	2020	2021
Trinity Industries, Inc.	100	137	103	115	142	168
Dow Jones US Commercial Vehicles & Trucks Index	100	147	123	156	200	236
New York Stock Exchange Composite Index	100	119	108	136	146	176
S&P MidCap 400	100	116	103	130	148	185

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2021:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2021 through October 31, 2021	2,514	$28.68	—	$250.0
November 1, 2021 through November 30, 2021	1,094,381	$28.41	1,094,330	$218.9
December 1, 2021 through December 31, 2021	12,837,828	$28.88	4,061,161	$98.1
Total	13,934,723		5,155,491
(1) These columns include the following transactions during the three months ended December 31, 2021: (i) the surrender to the Company of 4,079 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 145 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, (iii) the purchase of 5,155,491 shares of common stock on the open market as part of our share repurchase program, of which 3,311,258 shares of common stock were purchased as part of our accelerated share repurchase agreement (the "ASR") as further described below, and (iv) the purchase of 8,775,008 shares of common stock in a privately negotiated transaction with ValueAct.
(2) In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3,311,258 shares repurchased as part of the ASR were delivered to us in January 2022, representing approximately 80% of the total notional value of the ASR. The final number of shares to be repurchased will be based on Trinity's volume-weighted average stock price, less a discount, during the term of the ASR, which is expected to be completed during the third quarter of 2022. The Company repurchased 5,155,491 shares under the share repurchase program during the three months ended December 31, 2021, at a cost of approximately $151.9 million. As of December 31, 2021, the Company had a remaining authorization to repurchase up to $98.1 million of its common stock under the share repurchase program. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR. Shares repurchased as part of the ASR on December 31, 2021, totaling $100.0 million, were delivered to the Company in January 2022 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 6. [Reserved]

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
Matters Affecting Comparability
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group (the "Leasing Group") on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the years ended December 31, 2020 and 2019 only include sales of railcars from the lease fleet owned for more than one year. There were no lease portfolio sales during the fourth quarter of 2020. We have concluded that this presentation is appropriate given the significant change in the strategic focus of the Company. The presentation change had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries own businesses that are leading providers of railcar products and services in North America. Our businesses market their railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services.
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million, subject to certain adjustments. THP is a leading manufacturer and global supplier of commercial highway products.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2021 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 15 for information regarding the retained liabilities.
Following the sale of THP, we report our operating results in two reportable segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; and (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services. Additionally, we have combined the results of the prior Corporate and All Other groupings into a single Corporate and other grouping. The remaining activity previously reported in All Other primarily includes legal, environmental, and maintenance costs associated with non-operating facilities. Results of prior periods have been recast to reflect these changes and present results on a comparable basis.

Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the year ended December 31, 2021. While we are beginning to see signs of economic recovery, we are monitoring the evolving impacts of COVID-19 variants on the economy and our workforce, including reduced employee availability, and expect that our results of operations may remain under pressure in the near term.
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.
Other Cyclical Trends Impacting Our Business
The industries in which our customers operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in commodity prices, including fluctuations in the crude oil market, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain have impacted demand for, and the costs of, certain of our products and services. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our operating capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
Although railcar loading volumes, levels of railcars in storage, and orders for new railcar equipment have improved, the recovery of railcar lease rates and utilization is ongoing. We continue to believe that our rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
Steel prices and labor costs have increased significantly since the fourth quarter of 2020 and are major components of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, higher steel prices have resulted in increases in the cost of certain railcar components and could reduce demand for new railcars. Additionally, although we remain committed to attracting and retaining a highly skilled and diverse workforce, labor shortages, high turnover, and increases in labor costs have negatively impacted our operations. We continue to monitor the impact of potential margin and operating profit headwinds resulting from these factors.
As a result of disruptions in the global supply chain, we have recently experienced temporary shortages of materials used to manufacture or repair certain railcar types, which has impacted our ability to timely deliver these railcars to our customers. While we believe these shortages are short-term in nature, we will continue to monitor the situation and take appropriate steps to mitigate the impact on our production schedules and delivery timelines.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group.

Financial and Operational Highlights
•Our revenues for the year ended December 31, 2021 were $1,516.0 million, representing a decrease of 13.4%, compared to the year ended December 31, 2020. Our operating profit for the year ended December 31, 2021 was $256.8 million, compared to operating loss for the year ended December 31, 2020 of $154.6 million, which includes impairment charges of $396.4 million primarily associated with our small cube covered hopper railcars.
•As we continue to optimize our business and execute toward our rail-focused strategy, in December 2021, we completed the sale of THP for an aggregate purchase price of $375.0 million, subject to certain adjustments, resulting in a gain of $131.4 million, net of income taxes. The proceeds were used primarily to return capital to stockholders.
•In August 2021, the Company and Wafra, Inc. announced a new railcar investment vehicle program between Trinity and certain funds managed by Wafra, Inc. ("Wafra Funds"). The joint venture created as part of this program, known as Signal Rail Holdings LLC ("Signal Rail"), is owned 90% by Wafra Funds and 10% by TILC. We completed the initial railcar portfolio sale to Signal Rail in the third quarter of 2021. See Note 5 of the Consolidated Financial Statements for more information.
~~•~~The total value of the railcar backlog at December 31, 2021 was $1.5 billion, compared to $1.0 billion at December 31, 2020. The Rail Products Group received orders for 13,870 railcars and delivered 8,875 railcars in 2021, in comparison to orders for 5,980 railcars and deliveries of 11,530 railcars in 2020.
•The Leasing Group's lease fleet of 106,970 company-owned railcars was 95.7% utilized as of December 31, 2021, compared to a lease fleet utilization of 94.5% on 107,045 company-owned railcars as of December 31, 2020. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the year ended December 31, 2021, we made a net investment in our lease fleet of approximately $92.9 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•For the year ended December 31, 2021, we returned $895.1 million of capital to stockholders through share repurchases of $806.6 million and dividends of $88.5 million.
•For the year ended December 31, 2021, our return on equity ("ROE") and Pre-Tax ROE were 2.4% and 3.4%(1), respectively, in comparison to (11.4)% and 1.9%(1), respectively, for the year ended December 31, 2020.
•For the year ended December 31, 2021, we generated operating cash flows from continuing operations and Total Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $615.6 million and $538.9 million(1), respectively, in comparison to $622.0 million and $89.4 million(1), respectively, for the year ended December 31, 2020.
(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the years ended December 31, 2021 and 2020.

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
(3) Stockholder returns include shares repurchased and dividends paid to common stockholders and is presented in millions.

Capital Structure Updates
TILC warehouse facility – In March 2021, the TILC warehouse facility was extended through March 15, 2024, and the total facility commitment was increased from $750 million to $1.0 billion.
Repurchase Agreements with ValueAct – On April 29, 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. (“ValueAct”), the Company's then-largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021.
On December 31, 2021, using a portion of the proceeds from the sale of THP, we entered into an additional stock repurchase agreement with ValueAct to repurchase 8.8 million shares of our common stock for $28.49 per share, for an aggregate purchase price of $250.0 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on December 30, 2021.
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
TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. LLC ("TRIP Railcar Co."), a direct wholly-owned subsidiary of TRIP Holdings, drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan bears interest at LIBOR plus 1.85% and has a stated maturity date of June 2025. Net proceeds received from the transaction were used to purchase railcars and related operating leases from Triumph Rail.
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
New Share Repurchase Program – In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, using a portion of the proceeds from the sale of THP, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR is expected to be completed during the third quarter of 2022, at which time any remaining shares will be delivered to the Company.
See "Liquidity and Capital Resources" below for further information regarding these activities.
Litigation Updates
See Note 15 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.

Consolidated Results of Operations
The following table summarizes our consolidated results of continuing operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues	$1,516.0	$1,749.7	$2,752.4
Cost of revenues	1,161.5	1,327.4	2,178.4
Selling, engineering, and administrative expenses	179.6	189.6	217.0
Gains on dispositions of property	78.2	20.0	54.4
Impairment of long-lived assets	—	396.4	—
Restructuring activities, net	(3.7)	10.9	14.6
Total operating profit (loss)	256.8	(154.6)	396.8
Interest expense, net	191.4	211.0	214.5
Loss on extinguishment of debt	11.7	5.0	—
Pension plan settlement	(0.6)	151.5	—
Other, net	(0.9)	2.5	1.1
Income (loss) from continuing operations before income taxes	55.2	(524.6)	181.2
Provision (benefit) for income taxes	15.9	(274.1)	58.8
Income (loss) from continuing operations	$39.3	$(250.5)	$122.4

Revenues
The tables below present revenues by segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$734.6	$0.7	$735.3	(8.4)%
Rail Products Group	781.4	483.4	1,264.8	(21.4)%
Segment Totals	1,516.0	484.1	2,000.1	(17.1)%
Eliminations – Lease Subsidiary	—	(478.5)	(478.5)
Eliminations – Other	—	(5.6)	(5.6)
Consolidated Total	$1,516.0	$—	$1,516.0	(13.4)%

	Year Ended December 31, 2020
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$801.5	$0.8	$802.3	(28.2)%
Rail Products Group	948.2	661.3	1,609.5	(45.9)%
Segment Totals	1,749.7	662.1	2,411.8	(41.1)%
Eliminations – Lease Subsidiary	—	(652.9)	(652.9)
Eliminations – Other	—	(9.2)	(9.2)
Consolidated Total	$1,749.7	$—	$1,749.7	(36.4)%

	Year Ended December 31, 2019
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$1,116.3	$0.9	$1,117.2
Rail Products Group	1,635.3	1,339.5	2,974.8
Segment Totals	2,751.6	1,340.4	4,092.0
Corporate and other	0.8	0.4	1.2
Eliminations – Lease Subsidiary	—	(1,331.1)	(1,331.1)
Eliminations – Other	—	(9.7)	(9.7)
Consolidated Total	$2,752.4	$—	$2,752.4

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; impairment of long-lived assets; and restructuring activities. Operating costs by segment for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$384.4	$448.6	$710.6
Rail Products Group	1,260.1	1,573.2	2,697.2
Segment Totals	1,644.5	2,021.8	3,407.8
Corporate and other	84.1	99.7	108.9
Impairment of long-lived assets	—	396.4	—
Restructuring activities, net	(3.7)	10.9	14.6
Eliminations – Lease Subsidiary	(461.3)	(617.7)	(1,166.4)
Eliminations – Other	(4.4)	(6.8)	(9.3)
Consolidated Total	$1,259.2	$1,904.3	$2,355.6
Operating Profit (Loss)
Operating profit (loss) by segment for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Railcar Leasing and Management Services Group	$350.9	$353.7	$406.6
Rail Products Group	4.7	36.3	277.6
Segment Totals	355.6	390.0	684.2
Corporate and other	(84.1)	(99.7)	(107.7)
Impairment of long-lived assets	—	(396.4)	—
Restructuring activities, net	3.7	(10.9)	(14.6)
Eliminations – Lease Subsidiary	(17.2)	(35.2)	(164.7)
Eliminations – Other	(1.2)	(2.4)	(0.4)
Consolidated Total	$256.8	$(154.6)	$396.8
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2021 were $1,516.0 million, representing a decrease of $233.7 million, or 13.4%, over the prior year, primarily related to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet. See Matters Affecting Comparability above and Note 1 of the Consolidated Financial Statements for further information regarding the change in presentation.
Our revenues for the year ended December 31, 2020 were $1,749.7 million, representing a decrease of $1,002.7 million, or 36.4%, when compared to the year ended December 31, 2019, primarily related to lower deliveries in the Rail Products Group and fewer railcars sold from our lease fleet.
Cost of revenues – Our cost of revenues for the year ended December 31, 2021 were $1,161.5 million, representing a decrease of $165.9 million, or 12.5%, over the prior year, primarily due to lower deliveries in the Rail Products Group and the change in the presentation of sales of railcars from the lease fleet.
Our cost of revenues for the year ended December 31, 2020 were $1,327.4 million, representing a decrease of $851.0 million, or 39.1%, when compared to the year ended December 31, 2019, primarily due to lower deliveries in the Rail Products Group and a lower volume of railcars sales in the Leasing Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses decreased by 5.3% for the year ended December 31, 2021, when compared to the prior year, primarily due to consulting costs incurred in the prior year period associated with aligning our operating structure to support our rail-focused strategy, partially offset by higher employee-related costs, including increased incentive-based compensation, and higher litigation-related expenses.

Selling, engineering, and administrative expenses decreased by 12.6% for the year ended December 31, 2020, when compared to the year ended December 31, 2019, primarily due to lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses.
Gains on dispositions of property – Gains on dispositions of property increased by $58.2 million for the year ended December 31, 2021, when compared to the prior year period primarily due to higher lease portfolio sales activity and gains associated with the disposition of non-operating facilities. Additionally, during the year ended December 31, 2021, we recorded a $7.8 million gain related to insurance recoveries in excess of net book value received for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 15 of the Consolidated Financial Statements for more information.
Gains on dispositions of property decreased by $34.4 million for the year ended December 31, 2020, when compared to the year ended December 31, 2019, primarily due to lower lease portfolio sales activity.
Impairment of long-lived assets – Impairment of long-lived assets for the year ended December 31, 2020 was $396.4 million, primarily related to our small cube covered hopper railcars, the planned divestiture of certain non-strategic maintenance facilities, and investments in certain emerging technologies. See Note 11 of the Consolidated Financial Statements for more information. We had no impairment of long-lived assets during the years ended December 31, 2021 and December 31, 2019.
Restructuring activities, net – Our restructuring activities for the year ended December 31, 2021 resulted in a net gain of $3.7 million, primarily as a result of the disposition of our prior corporate headquarters facility and certain non-operating facilities, partially offset by employee transition costs. Our restructuring activities for the year ended December 31, 2020 totaled $10.9 million, primarily as a result of employee transition costs, asset write-downs related to our corporate headquarters facility and certain other assets, and contract termination costs, partially offset by a net gain on the disposition of a non-operating facility and certain related assets. Our restructuring activities for the year ended December 31, 2019 totaled $14.6 million, primarily from write-downs related to underutilized assets in our manufacturing footprint and employee transition costs.
Operating profit (loss) – Operating profit for the year ended December 31, 2021 totaled $256.8 million, representing an increase of 266.1% from the prior year period. Operating loss for the year ended December 31, 2020 included a $396.4 million impairment charge primarily related to our small cube covered hopper railcars. Operating profit for the year ended December 31, 2021 was impacted by increased lease fleet portfolio sales, partially offset by lower railcar deliveries and reduced profitability in our maintenance services business in the Rail Products Group, and lower lease rates and higher fleet operating costs in the Leasing Group.
Operating loss for the year ended December 31, 2020 totaled $154.6 million, representing a decrease of 139.0% from the year ended December 31, 2019. The decrease in operating profit resulted primarily from the impairment of long-lived assets, lower deliveries in the Rail Products Group, and lower lease fleet portfolio sales in the Leasing Group, partially offset by lower selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the year ended December 31, 2021 totaled $191.4 million, compared to $211.0 million for the year ended December 31, 2020. The decrease in interest expense, net was primarily driven by lower overall borrowing costs associated with the Company's debt facilities resulting from debt refinancing activity during the year, partially offset by higher overall average debt.
Interest expense, net for the year ended December 31, 2020 totaled $211.0 million, compared to $214.5 million for the year ended December 31, 2019. The decrease in interest expense, net was primarily driven by lower variable interest rates associated with TILC's warehouse loan facility and our revolving credit facility, partially offset by higher debt obligations in the Leasing Group in connection with the Company's efforts to optimize its capital structure.
Loss on extinguishment of debt – Loss on extinguishment of debt for the year ended December 31, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium. Loss on extinguishment of debt for the year ended December 31, 2020 was $5.0 million, which included a $4.7 million early redemption premium and the write-off of $0.3 million in unamortized debt issuance costs. There was no loss on extinguishment of debt for the year ended December 31, 2019.

Pension plan settlement – Pension plan settlement charges for the year ended December 31, 2021 resulted in a net gain of $0.6 million primarily related to a refund received upon final settlement of the annuity contract, partially offset by pension administrative expenses and excise taxes incurred related to the reversion of surplus pension assets to the Company. Pension plan settlement charges associated with the termination of our pension plan totaled $151.5 million for the year ended December 31, 2020. See Note 10 of the Consolidated Financial Statements for further information. There were no pension plan settlement charges during the year ended December 31, 2019.
Income taxes – The effective tax rate from continuing operations for the year ended December 31, 2021 was an expense of 28.8%, which differs from the U.S. statutory rate of 21.0% primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, state taxes, and foreign taxes, partially offset by excess tax benefits associated with equity based compensation.
Our effective tax rate from continuing operations for the year ended December 31, 2020 was a benefit of 52.2%, primarily due to carryback claims as permitted under the CARES Act, partially offset by the portion of the non-cash impairment charge that is not tax-effected because it is related to the noncontrolling interest. Our effective tax rate, without the impact of the CARES Act, was a benefit of 17.9% for the year ended December 31, 2020, which differs from the U.S. statutory rate primarily due to the impacts of state income taxes, foreign taxes, tax return true-ups, and non-deductible executive compensation.
Our effective tax rate from continuing operations for the year ended December 31, 2019 was an expense of 32.5%, which differs from the U.S. statutory rate primarily due to the impacts of state income tax expense, foreign branch taxes, and changes in state tax laws and apportionment.
Income tax refunds received, net of payments, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The total income tax receivable position was $5.4 million and $445.8 million at December 31, 2021 and 2020, respectively. Income tax refunds received, net of payments, during the years ended December 31, 2021 and 2020 totaled $435.7 million and $62.5 million, respectively.

Segment Discussion
Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Leasing and management	$735.3	$747.9	$756.5	(1.7)%	(1.1)%
Sales of railcars owned one year or less at the time of sale (1)(2)	—	54.4	360.7	*	(84.9)%
Total revenues	$735.3	$802.3	$1,117.2	(8.4)%	(28.2)%

Operating profit (3):
Leasing and management	$296.8	$336.0	$314.7	(11.7)%	6.8%
Lease portfolio sales (1)	54.1	17.7	91.9	205.6%	(80.7)%
Total operating profit	$350.9	$353.7	$406.6	(0.8)%	(13.0)%
Total operating profit margin	47.7%	44.1%	36.4%

Leasing and management operating profit margin:	40.4%	44.9%	41.6%

Selected expense information:
Depreciation (4)(5)	$226.0	$214.7	$232.2	5.3%	(7.5)%
Maintenance and compliance	$95.0	$88.1	$102.1	7.8%	(13.7)%
Rent and ad valorem taxes	$18.4	$21.1	$28.5	(12.8)%	(26.0)%
Selling, engineering, and administrative expenses	$50.6	$51.3	$49.5	(1.4)%	3.6%
Interest (6)	$181.6	$196.2	$197.2	(7.4)%	(0.5)%
 * Not meaningful
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the year ended December 31, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 of the Consolidated Financial Statements for more information.
(2) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(3) Operating profit includes: depreciation; fleet operating costs, which include maintenance, compliance, freight, and storage; rent and ad valorem taxes; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(4) In connection with our sustainable railcar conversion program, depreciation expense increased $8.8 million for the year ended December 31, 2021, as a result of the disposal of certain railcar components. Additionally, depreciation expense related to our small cube covered hopper railcars decreased by approximately $7.0 million for the years ended December 31, 2021 and 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(5) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense of approximately $30.8 million in the years ended December 31, 2021 and 2020. See Note 1 of the Consolidated Financial Statements for further information.
(6) Interest expense for the year ended December 31, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 8 of the Consolidated Financial Statements for more information. Interest expense for the year ended December 31, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Lease portfolio sales (1)	$460.7	$193.1	$566.4
Operating profit on lease portfolio sales	$54.1	$17.7	$91.9
Operating profit margin on lease portfolio sales	11.7%	9.2%	16.2%
(1) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.

Total revenues for the Railcar Leasing and Management Services Group decreased by 8.4% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Revenues related to sales of leased railcars owned one year or less decreased due to the change in the presentation of sales of railcars from the lease fleet. Leasing and management revenues for the year ended December 31, 2021 were impacted by lower lease rates, partially offset by growth in the lease fleet, increased servicer fees, and slightly higher utilization, which resulted in relatively flat revenues when compared to the year ended December 31, 2020.
Operating profit for the Leasing Group decreased by 0.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Leasing and management operating profit decreased by 11.7% primarily due to lower lease rates, higher fleet operating costs, and increased depreciation, partially offset by higher utilization when compared to the prior year period. Additionally, operating profit was favorably impacted by increased lease fleet portfolio sales.
Total revenues for the Railcar Leasing and Management Services Group decreased by 28.2% for the year ended December 31, 2020 when compared to the year ended December 31, 2019. Revenues related to sales of leased railcars owned one year or less decreased primarily due to a lower volume of railcars sold from the lease fleet. Additionally, leasing and management revenues decreased 1.1% for the year ended December 31, 2020 as a result of lower utilization and lower lease rates on renewals, partially offset by growth in the lease fleet and higher lease rates associated with new railcar additions when compared to the year ended December 31, 2019.
Operating profit decreased by 13.0% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to lower lease fleet portfolio sales. Leasing and management operating profit increased by 6.8% primarily from growth in the lease fleet and reduced operating expenses resulting from fewer maintenance compliance events scheduled during the year. Additionally, leasing and management operating profit and operating profit margin for the year ended December 31, 2020 benefited from lower depreciation expense associated with the revisions to the estimated useful lives and salvage values of certain railcar types in our lease fleet, as well as the impact of the small cube covered hopper railcar impairment described above. The decrease in depreciation expense was partially offset by higher depreciation associated with growth in the lease fleet.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	December 31,
	2021	2020	2019
Number of railcars:
Wholly-owned (1)	82,630	82,480	79,115
Partially-owned	24,340	24,565	24,590
	106,970	107,045	103,705
Investor-owned	29,130	26,645	24,835
	136,100	133,690	128,540
Company-owned railcars (2):
Average age in years	11.1	10.2	9.6
Average remaining lease term in years	3.0	3.2	3.3
Fleet utilization	95.7%	94.5%	96.0%
(1) Includes 2,255 railcars, 1,840 railcars, and 2,175 railcars under leased-in arrangements as of December 31, 2021, 2020, and 2019, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Rail products (1)	$1,067.9	$1,315.0	$2,506.7	(18.8)%	(47.5)%
Maintenance services	159.9	230.5	371.0	(30.6)%	(37.9)%
Other	37.0	64.0	97.1	(42.2)%	(34.1)%
Total revenues	$1,264.8	$1,609.5	$2,974.8	(21.4)%	(45.9)%

Operating costs:
Cost of revenues	$1,235.7	$1,534.5	$2,636.9	(19.5)%	(41.8)%
Selling, engineering, and administrative expenses	32.5	38.6	60.1	(15.8)%	(35.8)%
(Gains) losses on dispositions of property	(8.1)	0.1	0.2	*	*
Operating profit	$4.7	$36.3	$277.6	(87.1)%	(86.9)%
Operating profit margin	0.4%	2.3%	9.3%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $65.4 million, representing 650 railcars, for the year ended December 31, 2021, of which $57.6 million, representing 520 railcars, related to the Leasing Group, and $7.8 million, representing 130 railcars, related to external customers.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of December 31, 2021, our backlog related to sustainable railcar conversions totaled $111.5 million, representing 1,150 railcars, primarily for the Leasing Group.

	December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
External customers	$1,018.1	$669.0	$1,213.4
Leasing Group	498.7	345.5	619.1
Total (1)	$1,516.8	$1,014.5	$1,832.5	49.5%	(44.6)%

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019

Beginning balance	8,985	15,085	30,875
Orders received	13,870	5,980	10,220	131.9%	(41.5)%
Deliveries	(8,875)	(11,530)	(21,960)	(23.0)%	(47.5)%
Other adjustments (1)	—	(550)	(4,050)
Ending balance	13,980	8,985	15,085	55.6%	(40.4)%
Average selling price in ending backlog	$108,498	$112,910	$121,478	(3.9)%	(7.1)%
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
Revenues and cost of revenues for the Rail Products Group decreased for the year ended December 31, 2021 by 21.4% and 19.5%, respectively, when compared to the prior year. These decreases primarily resulted from lower deliveries and a shift in the mix of railcar products and services sold, including a lower volume of HM-251 modifications. Cost of revenues for the year ended December 31, 2021 was negatively impacted by operating inefficiencies, such as labor shortages and turnover, in our maintenance services business, higher input costs, and supply chain disruptions, partially offset by operational cost savings related to railcar production. Operating profit and operating profit margin was favorably impacted by gains related to insurance recoveries in excess of net book value received for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.

Revenues and cost of revenues for the Rail Products Group decreased for the year ended December 31, 2020 by 45.9% and 41.8%, respectively, when compared to the year ended December 31, 2019. These decreases primarily resulted from lower deliveries, pricing pressures, and a shift in the mix of railcars sold, as well as a lower volume of railcar modifications in our maintenance services business. The decrease in cost of revenues for the year ended December 31, 2020 was partially offset by increased costs from operational inefficiencies associated with lower manufacturing volumes.
Total backlog dollars for the year ended December 31, 2021 increased by 49.5% when compared to the prior year primarily from an increase in orders received, partially offset by a 3.9% lower average selling price as a result of changes in the mix of railcars in the backlog. Total backlog dollars for the year ended December 31, 2020 decreased by 44.6% when compared to December 31, 2019 primarily from a reduction in orders received, as well as a 7.1% lower average selling price on railcars included in backlog as a result of pricing pressures.
Approximately 69% of our railcar backlog value is expected to be delivered during 2022 with the remainder to be delivered thereafter into 2025. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Revenues:
New railcars	$357.5	$566.1	$1,179.5
Sustainable railcar conversions	$57.6	$—	$—
Other maintenance services	$63.4	$86.8	$151.6

Deferred profit	$17.2	$35.2	$164.7

Number of new railcars (in units)	3,310	5,020	9,363
Number of sustainable railcar conversions (in units)	520	—	—
Corporate and other

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Total revenues	$—	$—	$1.2	*	*

Operating costs:
Cost of revenues	$—	$0.2	$1.2	*	*
Selling, engineering, and administrative expenses	96.5	99.7	107.4	(3.2)%	(7.2)%
(Gains) losses on dispositions of property	(12.4)	(0.2)	0.3	*	*
Operating profit (loss)	$(84.1)	$(99.7)	$(107.7)	(15.6)%	(7.4)%
* Not meaningful
Selling, engineering, and administrative expenses for the year ended December 31, 2021 decreased 3.2%, compared to the year ended December 31, 2020, primarily from reduced costs associated with streamlining our corporate structure to support our rail-focused strategy, partially offset by higher employee-related costs, including increased incentive-based compensation, and higher litigation-related expenses. Total operating costs were favorably impacted in the year ended December 31, 2021 by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.
Selling, engineering, and administrative expenses for the year ended December 31, 2020 decreased 7.2%, compared to the year ended December 31, 2019, primarily from lower employee-related costs, including headcount reductions and adjustments to incentive-based compensation, and lower litigation-related expenses, partially offset by technology investments and consulting costs associated with realigning our corporate structure to support our rail-focused strategy.

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
As of December 31, 2021, we have total committed liquidity of $782.3 million. Our total available liquidity includes: $167.3 million of unrestricted cash and cash equivalents; $176.8 million unused and available under our revolving credit facility; and $438.2 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Our material cash requirements from known contractual or other obligations primarily include principal and interest payments on long-term debt, payments on operating leases, and purchase obligations as part of the normal course of business. See Note 8 of the Consolidated Financial Statements for information regarding scheduled maturities of our long-term debt. Interest payable associated with our long-term debt due in the next twelve months is approximately $157.0 million, with $481.2 million due thereafter. See Note 1 and Note 6 of the Consolidated Financial Statements for further information on operating leases. Contractual purchase obligations are enforceable and legally binding and primarily consist of raw materials and components, equipment, and third-party services. These purchase obligations due in the next twelve months are approximately $498.4 million, with $44.0 million due thereafter.
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
Dividend Payments – In December 2021, our Board of Directors declared an increase of approximately 10% to our quarterly dividend from $0.21 per share to $0.23 per share. We paid $88.5 million in dividends to our common stockholders during the year ended December 31, 2021.
Repurchase Agreements with ValueAct – On April 29, 2021, we entered into a stock repurchase agreement with ValueAct, the Company's then-largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021.
On December 31, 2021, using a portion of the proceeds from the sale of THP, we entered into an additional stock repurchase agreement with ValueAct to repurchase 8.8 million shares of our common stock for $28.49 per share, for an aggregate purchase price of $250.0 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on December 30, 2021.

New Share Repurchase Authorization – In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, using a portion of the proceeds from the sale of THP, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR is expected to be completed during the third quarter of 2022, at which time any remaining shares will be delivered to the Company. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR. Share repurchase activity under the authorized program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
Total	5,155,491	$151.9
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
During the years ended December 31, 2021, 2020, and 2019, share repurchases totaled 28.5 million, 9.3 million, and 13.7 million shares, respectively, at a cost of approximately $806.6 million, $193.1 million, and $294.7 million, respectively.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net cash flows from continuing operations:
Operating activities	$615.6	$622.0	$365.4
Investing activities	(83.0)	(526.7)	(984.5)
Financing activities	(814.1)	(168.0)	526.5
Net cash flows from discontinued operations (1)	355.5	23.5	19.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	$74.0	$(49.2)	$(73.2)
(1) Includes $364.7 million in net proceeds received from the sale of THP for the year ended December 31, 2021.

2021 compared to 2020
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2021 was $615.6 million compared to $622.0 million for the year ended December 31, 2020. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(200.6)	$314.1
(Increase) decrease in income tax receivable	440.4	(441.5)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	96.6	(71.9)
Changes in operating assets and liabilities	$336.4	$(199.3)
The changes in our operating assets and liabilities resulted in a net source of $336.4 million for the year ended December 31, 2021, as compared to a net use of $199.3 million for the year ended December 31, 2020. The decrease in the income tax receivable was primarily driven by the collection of approximately $438.2 million of income tax refunds in the current year period associated with the loss carryback provisions included in recent tax legislation. Additionally, operating assets were negatively impacted by cyclical shifts in anticipation of higher volumes of railcar deliveries in future periods. Further, in the prior year period, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease.
Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2021 was $83.0 million compared to $526.7 million of net cash used in investing activities from continuing operations for the year ended December 31, 2020. Significant investing activities are as follows:
•We had a net investment in the lease fleet of $92.9 million during the year ended December 31, 2021, compared to $463.5 million during the year ended December 31, 2020. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•We acquired a company that owns and operates proprietary railcar cleaning technology systems during the year ended December 31, 2021 for net cash of $16.6 million. We had no acquisitions during the year ended December 31, 2020.
~~•~~We received $9.5 million in insurance proceeds during the year ended December 31, 2021 for property damage sustained at a rail maintenance facility. See Note 15 of the Consolidated Financial Statements for more information. We received no insurance proceeds during the year ended December 31, 2020.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2021 was $814.1 million compared to $168.0 million of net cash used in financing activities for the same period in 2020. Significant financing activities are as follows:
•During the year ended December 31, 2021, we had total borrowings of $2,444.1 million and total repayments of $2,315.8 million, for net proceeds of $128.3 million, primarily from debt proceeds to support our investment in the lease fleet. During the year ended December 31, 2020, we had total borrowings of $1,561.4 million and total repayments of $1,442.9 million, for net proceeds of $118.5 million, primarily from debt proceeds to support our investment in the lease fleet, partially offset by the early redemption of debt.
•We paid $88.5 million and $91.7 million in dividends to our common stockholders during the years ended December 31, 2021 and 2020, respectively.
•We repurchased common stock totaling $833.4 million and $191.3 million during the years ended December 31, 2021 and 2020, respectively. The current year period includes shares repurchased in privately negotiated transactions with ValueAct totaling $472.5 million. Shares repurchased as part of the ASR on December 31, 2021, totaling $100.0 million, were delivered to the Company in January 2022 in accordance with normal settlement practices. Additionally, shares repurchased during the year ended December 31, 2021 includes $25.0 million related to the ASR for shares that were funded in December 2021 but are expected to be delivered during the third quarter of 2022 upon completion of the ASR. Certain shares repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices.

2020 compared to 2019
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2020 was $622.0 million compared to $365.4 million for the year ended December 31, 2019. The changes in our operating assets and liabilities are as follows.

	Year Ended December 31,
	2020	2019
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$314.1	$(15.4)
(Increase) decrease in income tax receivable	(441.5)	25.7
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(71.9)	(93.1)
Changes in operating assets and liabilities	$(199.3)	$(82.8)
The changes in our operating assets and liabilities resulted in a net use of $199.3 million for the year ended December 31, 2020, compared to a net use of $82.8 million for the year ended December 31, 2019. The increase in the income tax receivable was primarily driven by anticipated tax refunds related to the loss carryback provisions included in recent tax legislation. Additionally, the changes in our operating assets and liabilities were impacted by a customer's election to exercise a purchase option on a sales-type lease, cyclical shifts, and working capital initiatives.
Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2020 was $526.7 million compared to $984.5 million for the year ended December 31, 2019. Significant investing activities are as follows:
•We made a net investment in the lease fleet of $463.5 million during the year ended December 31, 2020, compared to $916.5 million during the year ended December 31, 2019. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2020 was $168.0 million compared to $526.5 million of net cash provided by financing activities for the same period in 2019. Significant financing activities are as follows:
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
•We paid $91.7 million and $82.1 million in dividends to our common stockholders during the years ended December 31, 2020 and 2019, respectively.
•We repurchased common stock totaling $191.3 million and $224.7 million during the years ended December 31, 2020 and 2019, respectively. Certain shares repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices. The cash outlay for shares repurchased during the year ended December 31, 2019 excludes approximately $70.0 million related to the repurchased shares that were funded in November 2018 under the accelerated share repurchase program but delivered in the first quarter of 2019.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In December 2021, we amended our revolving credit facility to increase the maximum leverage ratio through June 30, 2022 to provide additional near-term flexibility. Additionally, in March 2021, we amended our revolving credit facility to decrease the minimum interest coverage ratio through December 31, 2021. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at December 31, 2021
Maximum leverage (1)	No greater than 4.00 to 1.00	2.77
Minimum interest coverage (2)	No less than 1.75 to 1.00	6.20
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with December 31, 2021.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with December 31, 2021.
As of December 31, 2021, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

Supplemental Guarantor Financial Information
Our 4.55% senior notes due 2024 ("Senior Notes") are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and TrinityRail Maintenance Services, Inc. (collectively, the "Guarantor Subsidiaries”).
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
In December 2021, THP was released from its obligation as guarantor for the revolving credit facility and the Senior Notes effective upon completion of the sale of THP. Additionally, the accounting requirements for reporting THP as a discontinued operation were met. Accordingly, we have recast the financial information included in the table below to exclude the balances and operating results of THP, which was formerly included in the Guarantor Subsidiaries.
As of December 31, 2021, assets held by the Non-Guarantor Subsidiaries included $79.6 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,595.5 million of equipment securing certain non-recourse debt, and $414.8 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
Year Ended December 31, 2021
Revenues (1)	$847.4
Cost of revenues (2)	$779.5
Income (loss) from continuing operations	$(58.2)
Net income (loss) (3)	$73.2

Summarized Balance Sheets:
December 31, 2021
Assets:
Receivables, net of allowance (4)	$245.8
Inventories	$409.4
Property, plant, and equipment, net	$953.3
Goodwill and other assets	$385.7

Liabilities:
Accounts payable and accrued liabilities (5)	$337.0
Debt	$398.7
Deferred income taxes	$926.2
Other liabilities	$147.0
Noncontrolling interest	$267.0
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the year ended December 31, 2021.
(2) Cost of revenues includes $160.8 million of purchases from Non-Guarantor Subsidiaries during the year ended December 31, 2021.
(3) Net income (loss) for the year ended December 31, 2021 includes a $131.4 million gain on sale of discontinued operations related to the sale of THP described above.
(4) Receivables, net of allowance includes $93.5 million of receivables from Non-Guarantor Subsidiaries as of December 31, 2021.
(5) Accounts payable includes $29.7 million of payables to Non-Guarantor Subsidiaries as of December 31, 2021.

Capital Expenditures
Capital expenditures for 2021 were $570.8 million with $547.2 million utilized for net lease fleet additions, which includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases. Excluding proceeds from lease portfolio sales of $454.3 million, our net investment in the lease fleet was $92.9 million.
For the full year 2022, we anticipate a net investment in our lease fleet of between $450 million and $550 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $35 million and $45 million for the full year 2022.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2021, we had letters of credit issued under our revolving credit facility in an aggregate amount of $28.3 million, the full amount of which is expected to expire in July 2022. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Employee Retirement Plans
As disclosed in Note 10 of the Consolidated Financial Statements, as of December 31, 2021, the benefit obligation associated with our nonqualified retirement plan totaled $14.5 million. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all domestic employees and includes a Company matching contribution of up to 6% each of eligible compensation, as well as the Trinity Industries, Inc. Deferred Compensation Plan. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2022 are expected to be $7.6 million compared to $19.4 million contributed during 2021, which included the payment of the contributions accrued as of December 31, 2020, as well as the 2021 contributions pursuant to the plan design changes as described in Note 10 of the Consolidated Financial Statements.
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

Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,105.7 million as of December 31, 2021, which includes valuation allowances of $24.4 million.

For further information regarding income taxes, see Note 9 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted laws and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. We assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters: the nature, frequency, and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives.

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

As of December 31, 2021, our net property, plant, and equipment totaled $6.8 billion, and the net book value of our amortizing intangible assets totaled $28.1 million.

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
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to additional impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions. Based on our evaluations, no impairment charges were determined to be necessary on long-lived assets as of December 31, 2021.

Goodwill
Description of Estimate
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test. The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. Goodwill totaled $154.2 million as of December 31, 2021.

Judgment and/or Uncertainty	When performing a qualitative assessment, we determine the drivers of fair value for each reporting unit and evaluate whether those drivers have been positively or negatively affected by relevant events and circumstances since the most recent quantitative assessment. Our evaluation includes, but is not limited to, assessment of macroeconomic trends, industry conditions, operating income trends, and capital accessibility.

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
Potential Impact if Results Differ
We believe that the assumptions used in our impairment assessment are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that the judgments applied in our assessment will prove to be accurate predictions of the future.

Based on our goodwill qualitative assessment performed at the reporting unit level as of December 31, 2021, we concluded that it was not more likely than not that any of our reporting units had a fair value that was less than its carrying value.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $141.4 million.

We have determined that we are not the primary beneficiary for Signal Rail or certain other entities in which we have an equity interest. At December 31, 2021, the carrying value of these investments totaled $10.8 million.

For further information regarding our partially-owned leasing subsidiaries and other investments in unconsolidated affiliates, see Note 5 of the Consolidated Financial Statements.

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

Insurance
Description of Estimate
We are effectively self-insured for workers' compensation and employee health care claims. Third-party administrators process all such claims. As of December 31, 2021, our liabilities associated with workers' compensation and group medical insurance were $44.9 million and $5.0 million, respectively.

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

A 10% change in our insurance liabilities could impact net earnings by approximately $3.9 million.

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2021, the range of reasonably possible losses for such matters is $37.4 million to $55.4 million, which includes our rights in indemnity and recourse to third parties of approximately $10.3 million.

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
Pre-Tax Return on Equity
Pre-Tax Return on Equity (“Pre-Tax ROE”) is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of the provision or benefit for income taxes, net income or loss attributable to noncontrolling interest, and certain other adjustments, which include gains on dispositions of other property, the controlling interest portion of impairment of long-lived assets and loss on extinguishment of debt, restructuring activities, and pension plan settlement; and (ii) the denominator is calculated as average stockholders’ equity (which excludes noncontrolling interest), adjusted to exclude accumulated other comprehensive income or loss. In the following table, the numerator and denominator of our Pre-Tax ROE calculation are reconciled to income from continuing operations and stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Pre-Tax ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time. Pre-Tax ROE is used in consideration of the Company’s expected tax position in the near-term.

	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Numerator:
Income (loss) from continuing operations	$39.3	$(250.5)	$122.4
Provision (benefit) for income taxes	15.9	(274.1)	58.8
Income (loss) from continuing operations before income taxes	55.2	(524.6)	181.2
Net loss attributable to noncontrolling interest	0.2	78.9	1.5
Adjustments:
Gains on dispositions of property – other (1)	(7.8)	—	—
Impairment of long-lived assets – controlling interest (2)	—	315.1	—
Restructuring activities, net	(3.7)	10.9	14.6
Loss on extinguishment of debt – controlling interest (3)	4.6	5.0	—
Pension plan settlement	(0.6)	151.5	—
Adjusted Profit Before Tax	$47.9	$36.8	$197.3

Denominator:
Total stockholders' equity	$1,296.8	$2,016.0	$2,378.9
Noncontrolling interest	(267.0)	(277.2)	(348.8)
Accumulated other comprehensive loss	17.0	30.9	153.1
Adjusted Stockholders' Equity	$1,046.8	$1,769.7	$2,183.2

Average total stockholders' equity	$1,656.4	$2,197.5	$2,470.5
Return on Equity (4)	2.4%	(11.4)%	5.0%

Average Adjusted Stockholders' Equity	$1,408.3	$1,976.5	$2,255.4
Pre-Tax Return on Equity (5)	3.4%	1.9%	8.7%
(1) Represents insurance recoveries in excess of net book value received for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
(2) Excludes $81.3 million of non-cash impairment of long-lived asset charges associated with the noncontrolling interest recorded in the second quarter of 2020.
(3) Excludes $7.1 million of loss on extinguishment of debt associated with the noncontrolling interest recorded in the second quarter of 2021.
(4) Return on Equity is calculated as income (loss) from continuing operations divided by average total stockholders' equity.
(5) Pre-Tax Return on Equity is calculated as adjusted profit before tax divided by average adjusted stockholders' equity, each as defined and reconciled above.

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
For the year ended December 31, 2021, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) debt.

Year Ended December 31, 2021
(in millions)
Net cash provided by operating activities – continuing operations	$615.6
Proceeds from lease portfolio sales	454.3
Adjusted Net Cash Provided by Operating Activities	1,069.9
Capital expenditures – manufacturing and other	(23.6)
Dividends paid to common stockholders	(88.5)
Free Cash Flow (before Capital expenditures – leasing)	957.8
Equity CapEx for leased railcars	(418.9)
Total Free Cash Flow After Investments and Dividends	$538.9

Capital expenditures – leasing	$547.2
Less:
Payments to retire debt	(2,315.8)
Proceeds from issuance of debt	2,444.1
Net proceeds from (repayments of) debt	128.3
Equity CapEx for leased railcars	$418.9

For the years ended December 31, 2020 and 2019, Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds from (repayments of) debt.

	Year Ended December 31,
	2020	2019
	(in millions)
Net cash provided by operating activities – continuing operations	$622.0	$365.4
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7	205.7
Adjusted Net Cash Provided by Operating Activities	760.7	571.1
Capital expenditures – manufacturing and other	(95.9)	(88.0)
Dividends paid to common stockholders	(91.7)	(82.1)
Free Cash Flow (before Capital expenditures – leasing)	573.1	401.0
Equity CapEx for leased railcars	(483.7)	(278.5)
Total Free Cash Flow After Investments and Dividends	$89.4	$122.5

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less	$602.2	$1,122.2
Less:
Payments to retire debt	(1,442.9)	(1,724.1)
Proceeds from issuance of debt	1,561.4	2,567.8
Net proceeds from (repayments of) debt	118.5	843.7
Equity CapEx for leased railcars	$483.7	$278.5
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards during the year ended December 31, 2021.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 31.7% of our total debt as of December 31, 2021. If interest rates average one percentage point more in fiscal year 2022 than they did during 2021, our interest expense would increase by $11.9 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2020, we estimated that if interest rates averaged one percentage point more in fiscal year 2021 than they did during 2020, our interest expense would increase by $8.9 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2021 and 2020. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $172.2 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $185.9 million.
We use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2021, a hypothetical 10% change in foreign currency exchange rates on our forward contracts would not have a material impact on the Consolidated Financial Statements.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2021 was $76.9 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

Recognition of deferred tax assets and liabilities

Description of the Matter
As more fully described in Note 9 to the consolidated financial statements, at December 31, 2021, the Company recorded gross deferred tax assets related to deductible temporary differences of $110.7 million, offset by a $24.4 million valuation allowance and recorded $1,192.0 million in deferred tax liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

Auditing the Company’s recognition of deferred tax assets and liabilities was complex because the Company is required to identify and evaluate differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes based on enacted law and tax rates for multiple federal and state tax jurisdictions to determine the amount of such deferred tax assets and liabilities. In addition, a higher degree of auditor judgment was required to evaluate the Company’s deferred income tax provision as a result of the Company’s application of tax law in each jurisdiction.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the recognition of deferred tax assets and liabilities, including controls over the accuracy and completeness of permanent and temporary differences, the valuation of deferred income tax assets and liabilities and changes in tax laws and regulations that may impact the Company’s deferred income tax provision.

Among other audit procedures performed, we assessed the completeness and accuracy of deferred tax assets and deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. In addition, we assessed the reasonableness of the Company’s deferred income tax provision based on application of tax law in each jurisdiction the Company operates in.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1958.
Dallas, Texas
February 17, 2022

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Revenues:
Manufacturing	$781.4	$948.2	$1,636.1
Leasing	734.6	801.5	1,116.3
	1,516.0	1,749.7	2,752.4
Operating costs:
Cost of revenues:
Manufacturing	769.9	910.0	1,462.2
Leasing	391.6	417.4	716.2
	1,161.5	1,327.4	2,178.4
Selling, engineering, and administrative expenses:
Manufacturing	32.5	38.6	60.1
Leasing	50.6	51.3	49.5
Other	96.5	99.7	107.4
	179.6	189.6	217.0
Gains on dispositions of property:
Lease portfolio sales (Note 1)	54.1	17.3	50.5
Other	24.1	2.7	3.9
	78.2	20.0	54.4
Impairment of long-lived assets	—	396.4	—
Restructuring activities, net	(3.7)	10.9	14.6
Total operating profit (loss)	256.8	(154.6)	396.8
Other (income) expense:
Interest expense, net	191.4	211.0	214.5
Loss on extinguishment of debt	11.7	5.0	—
Pension plan settlement	(0.6)	151.5	—
Other, net	(0.9)	2.5	1.1
	201.6	370.0	215.6
Income (loss) from continuing operations before income taxes	55.2	(524.6)	181.2
Provision (benefit) for income taxes:
Current	2.8	(512.6)	6.2
Deferred	13.1	238.5	52.6
	15.9	(274.1)	58.8
Income (loss) from continuing operations	39.3	(250.5)	122.4
Income from discontinued operations, net of provision for income taxes of $3.5, $5.5, and $1.7	11.1	24.3	13.7
Gain on sale of discontinued operations, net of provision for income taxes of $51.9, $—, and $—	131.4	—	—
Net income (loss)	181.8	(226.2)	136.1
Net loss attributable to noncontrolling interest	(0.2)	(78.9)	(1.5)
Net income (loss) attributable to Trinity Industries, Inc.	$182.0	$(147.3)	$137.6

Basic earnings per common share:
Income (loss) from continuing operations	$0.39	$(1.48)	$0.98
Income from discontinued operations	1.40	0.21	0.11
Basic net income (loss) attributable to Trinity Industries, Inc.	$1.79	$(1.27)	$1.09
Diluted earnings per common share:
Income (loss) from continuing operations	$0.38	$(1.48)	$0.96
Income from discontinued operations	1.37	0.21	0.11
Diluted net income (loss) attributable to Trinity Industries, Inc.	$1.75	$(1.27)	$1.07
Weighted average number of shares outstanding:
Basic	101.5	115.9	125.6
Diluted	103.8	115.9	127.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss)	$181.8	$(226.2)	$136.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(2.8), $5.9, and $3.8	9.2	(19.4)	(12.8)
Reclassification adjustments for losses included in net income (loss), net of tax benefit of $1.2, $3.5, and $0.8	5.4	12.9	4.5
Defined benefit plans:
Settlement of pension plan, net of tax benefit of $—, $34.9, and $—	—	116.6	—
Unrealized gains (losses) arising during the period, net of tax (benefit) expense of $0.1, $2.7, and $(9.0)	0.3	7.7	(30.2)
Amortization of prior service cost, net of tax benefit of $—, $0.3, and $—	—	0.9	—
Amortization of net actuarial losses, net of tax benefit of $0.1, $1.3, and $1.1	0.2	4.7	3.5
	15.1	123.4	(35.0)
Comprehensive income (loss)	196.9	(102.8)	101.1
Less: comprehensive income (loss) attributable to noncontrolling interest	1.0	(77.7)	(0.2)
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$195.9	$(25.1)	$101.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Cash and cash equivalents	$167.3	$132.0
Receivables, net of allowance of $15.6 and $14.1	227.6	164.4
Income tax receivable	5.4	445.8
Inventories:
Raw materials and supplies	278.4	165.0
Work in process	91.6	47.9
Finished goods	62.9	72.3
	432.9	285.2
Restricted cash, including partially-owned subsidiaries of $58.6 and $31.1	135.1	96.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,927.7 and $1,931.6	9,105.6	9,087.2
Less accumulated depreciation, including partially-owned subsidiaries of $568.4 and $525.7	(2,258.7)	(2,118.4)
	6,846.9	6,968.8
Goodwill	154.2	147.2
Assets of discontinued operations	—	178.5
Other assets	266.5	283.5
Total assets	$8,235.9	$8,701.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$206.4	$146.1
Accrued liabilities	307.4	310.0
Debt:
Recourse	398.7	448.2
Non-recourse:
Wholly-owned subsidiaries	3,555.8	3,340.5
Partially-owned subsidiaries	1,216.1	1,228.3
	5,170.6	5,017.0
Deferred income taxes	1,106.8	1,047.5
Liabilities of discontinued operations	—	18.5
Other liabilities	147.9	146.7
Total liabilities	6,939.1	6,685.8

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2021 and 2020 – 400.0; shares issued and outstanding at December 31, 2021 – 83.3; at December 31, 2020 – 111.2	0.8	1.1
Capital in excess of par value	—	—
Retained earnings	1,046.6	1,769.4
Accumulated other comprehensive loss	(17.0)	(30.9)
Treasury stock – shares at December 31, 2021 – 0.0; at December 31, 2020 – 0.1	(0.6)	(0.8)
	1,029.8	1,738.8
Noncontrolling interest	267.0	277.2
Total stockholders' equity	1,296.8	2,016.0
Total liabilities and stockholders' equity	$8,235.9	$8,701.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating activities:
Net income (loss)	$181.8	$(226.2)	$136.1
Income from discontinued operations, net of income taxes	(11.1)	(24.3)	(13.7)
Gain on sale of discontinued operations, net of income taxes	(131.4)	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265.7	258.5	276.5
Stock-based compensation expense	20.7	25.4	27.8
Provision for deferred income taxes	13.1	238.5	52.6
Net gains on lease portfolio sales	(54.1)	(17.3)	(50.5)
Gains on dispositions of property and other assets	(20.0)	(5.3)	(3.9)
Gains on insurance recoveries from property damage	(7.8)	—	—
Pension plan settlement	—	151.5	—
Impairment of long-lived assets	—	396.4	—
Non-cash impact of restructuring activities	—	5.3	10.9
Non-cash interest expense	13.7	13.7	16.7
Loss on early extinguishment of debt	11.7	5.0	—
Other	(3.1)	0.1	(4.3)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(64.3)	61.6	11.7
(Increase) decrease in income tax receivable	440.4	(441.5)	25.7
(Increase) decrease in inventories	(147.7)	106.4	87.4
(Increase) decrease in other assets	11.4	146.1	(114.5)
Increase (decrease) in accounts payable	59.2	(50.4)	(10.4)
Increase (decrease) in accrued liabilities	36.5	(30.4)	(78.6)
Increase (decrease) in other liabilities	0.9	8.9	(4.1)
Net cash provided by operating activities – continuing operations	615.6	622.0	365.4
Net cash provided by (used in) operating activities – discontinued operations	(3.8)	29.7	28.2
Net cash provided by operating activities	611.8	651.7	393.6
Investing activities:
Proceeds from dispositions of property and other assets	40.5	32.7	20.0
Proceeds from lease portfolio sales	454.3	138.7	205.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $54.0 and $319.3 for the years ended December 31, 2020 and 2019, respectively	(547.2)	(602.2)	(1,122.2)
Capital expenditures – manufacturing and other	(23.6)	(95.9)	(88.0)
Acquisitions, net of cash acquired	(16.6)	—	—
Proceeds from insurance recoveries	9.5	—	—
Other	0.1	—	—
Net cash used in investing activities – continuing operations	(83.0)	(526.7)	(984.5)
Proceeds from sale of discontinued operations	364.7	—	—
Net cash used in investing activities – discontinued operations	(5.4)	(6.2)	(8.8)
Net cash provided by (used in) investing activities	276.3	(532.9)	(993.3)
Financing activities:
Payments to retire debt	(2,315.8)	(1,442.9)	(1,724.1)
Proceeds from issuance of debt	2,444.1	1,561.4	2,567.8
Shares repurchased	(833.4)	(191.3)	(224.7)
Dividends paid to common shareholders	(88.5)	(91.7)	(82.1)
Purchase of shares to satisfy employee tax on vested stock	(9.3)	(9.5)	(8.2)
Contributions from (distributions to) noncontrolling interest	(11.2)	6.1	(2.2)
Other	—	(0.1)	—
Net cash provided by (used in) financing activities	(814.1)	(168.0)	526.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	74.0	(49.2)	(73.2)
Cash, cash equivalents, and restricted cash at beginning of period	228.4	277.6	350.8
Cash, cash equivalents, and restricted cash at end of period	$302.4	$228.4	$277.6

Supplemental disclosure of cash flow information:
Interest paid	$178.4	$205.5	$208.1
Income tax refunds, net of payments	$435.7	$62.5	$16.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2018	133.3	$1.3	$1.2	$2,326.1	$(116.8)	(0.1)	$(1.0)	$2,210.8	$351.2	$2,562.0
Net income (loss)	—	—	—	137.6	—	—	—	137.6	(1.5)	136.1
Other comprehensive income (loss)	—	—	—	—	(36.3)	—	—	(36.3)	1.3	(35.0)
Cash dividends declared on common stock (1)	—	—	—	(88.2)	—	—	—	(88.2)	—	(88.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	27.8	—	—	—	—	27.8	—	27.8
Settlement of share-based awards, net	0.7	—	4.2	—	—	(0.6)	(11.3)	(7.1)	—	(7.1)
Shares repurchased	—	—	70.0	—	—	(13.7)	(294.7)	(224.7)	—	(224.7)
Retirement of treasury stock	(14.3)	(0.1)	(103.2)	(202.8)	—	14.3	306.1	—	—	—
Cumulative effect of adopting new accounting standards	—	—	—	13.7	—	—	—	13.7	—	13.7
Other	—	—	—	(3.5)	—	—	—	(3.5)	—	(3.5)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net loss	—	—	—	(147.3)	—	—	—	(147.3)	(78.9)	(226.2)
Other comprehensive income	—	—	—	—	122.2	—	—	122.2	1.2	123.4
Cash dividends declared on common stock (1)	—	—	—	(90.7)	—	—	—	(90.7)	—	(90.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6.1	6.1
Stock-based compensation expense	—	—	25.4	—	—	—	—	25.4	—	25.4
Settlement of share-based awards, net	1.5	—	5.1	—	—	(0.7)	(13.9)	(8.8)	—	(8.8)
Shares repurchased	—	—	—	—	—	(9.3)	(193.1)	(193.1)	—	(193.1)
Retirement of treasury stock	(10.0)	(0.1)	(30.5)	(176.5)	—	10.0	207.1	—	—	—
Cumulative effect of adopting new accounting standards	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	182.0	—	—	—	182.0	(0.2)	181.8
Other comprehensive income	—	—	—	—	13.9	—	—	13.9	1.2	15.1
Cash dividends declared on common stock (1)	—	—	—	(84.3)	—	—	—	(84.3)	—	(84.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	20.7	—	—	—	—	20.7	—	20.7
Settlement of share-based awards, net	1.2	—	4.3	(0.5)	—	(0.5)	(13.5)	(9.7)	—	(9.7)
Shares repurchased	—	—	—	—	—	(25.2)	(706.6)	(706.6)	—	(706.6)
Accelerated share repurchase agreement	—	—	(25.0)	—	—	(3.3)	(100.0)	(125.0)	—	(125.0)
Retirement of treasury stock	(29.1)	(0.3)	—	(820.0)	—	29.1	820.3	—	—	—
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
(1) Dividends of $0.86, $0.78, and $0.70 per common share for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Sale of Highway Products Business
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million, subject to certain adjustments. THP is a leading manufacturer and global supplier of commercial highway products.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2021 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. See Note 2 for further information related to the sale of THP.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. We had no sales-type leases as of December 31, 2021 and 2020.

During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Leasing Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the years ended December 31, 2020 and 2019 only include sales of railcars from the lease fleet owned for more than one year. There were no lease portfolio sales during the fourth quarter of 2020. We have concluded that this presentation is appropriate given the significant change in the strategic focus of the Company. The presentation change had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.5 million and $4.4 million as of December 31, 2021 and 2020, respectively, related to unbilled revenues recognized on repair and maintenance services that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2021 and the percentage of the outstanding performance obligations as of December 31, 2021 expected to be delivered during 2022:

	Unsatisfied performance obligations at December 31, 2021
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,018.1
Leasing Group	498.7
	$1,516.8	69.1%
Sustainable railcar conversions (1)	$111.5	95.7%
Maintenance services	$3.0	100.0%

Railcar Leasing and Management Services Group	$71.3	21.7%
(1) During 2021, the Rail Products Group introduced a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands.
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2025. The orders in the Rail Products Group's backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.

Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to fifteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2021, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2021	2020	2019
Consolidated Statement of Operations
Operating lease expense	$15.2	$15.1	$17.4
Short-term lease expense	$0.2	$2.1	$4.1

Consolidated Statement of Cash Flows
Cash flows from operating activities	$15.2	$15.1	$17.4
Right-of-use assets recognized in exchange for new lease liabilities (1)	$23.0	$54.5	$8.5

		December 31, 2021	December 31, 2020
Consolidated Balance Sheet
Right-of-use assets (2)		$82.8	$73.5
Lease liabilities (3)		$106.3	$93.5

Weighted average remaining lease term		10.8 years	11.3 years
Weighted average discount rate		3.0%	3.3%
(1) Includes the commencement of the new headquarters facility for the year ended December 31, 2020.
(2) Included in other assets in our Consolidated Balance Sheets.
(3) Included in other liabilities in our Consolidated Balance Sheets.

Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
2022	$10.9	$7.2	$18.1
2023	9.1	7.2	16.3
2024	5.6	6.2	11.8
2025	3.8	5.6	9.4
2026	3.5	5.2	8.7
Thereafter	4.1	56.7	60.8
Total operating lease payments	$37.0	$88.1	$125.1
Less: Present value adjustment			(18.8)
Total operating lease liabilities			$106.3

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of December 31, 2021, non-Leasing Group operating leases were not significant, and we had no sales-type leases and no direct finance leases.
We manage risks associated with residual values of leased railcars by investing across a diverse portfolio of railcar types, staggering lease maturities within any given railcar type, avoiding concentration of railcar type and industry, and actively participating in secondary markets. Additionally, our lease agreements contain normal wear and tear return condition provisions and high mileage thresholds designed to protect the value of our residual assets. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table summarizes the impact of our leases in our Consolidated Statement of Operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease revenues	$652.5	$671.4	$676.3
Variable operating lease revenues	$54.2	$51.0	$50.5
Sales-type lease revenues	$—	$—	$160.5
Interest income on sales-type lease receivables	$—	$—	$2.4
Profit recognized at sales-type lease commencement	$—	$—	$19.0
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2022	$546.5
2023	411.5
2024	307.5
2025	219.9
2026	140.0
Thereafter	260.2
Total	$1,885.6
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

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments including restricted cash and receivables. We place our cash investments in bank deposits, investment grade, short-term debt instruments, and highly-rated commercial paper. We limit the amount of credit exposure to any one commercial issuer. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. The balance of the allowance for credit losses that are in the scope of ASC 326, Financial Instruments – Credit Losses was $10.5 million and $9.0 million at December 31, 2021 and 2020, respectively. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
In early 2020, we finalized an assessment of the estimated useful lives and salvage value assumptions for the railcars in our lease fleet. Based upon analysis of historical fleet data, review of industry standards, and consideration of certain economic factors by railcar type, we determined that it was appropriate to revise the useful lives and salvage values of certain railcar types in our lease fleet. The net impact of these changes, which took effect January 1, 2020, resulted in a change in the weighted average useful life from approximately 34 years to approximately 37 years. This change was accounted for as a change in accounting estimate, which is required to be accounted for on a prospective basis. For the years ended December 31, 2021 and 2020, this change in estimate resulted in a decrease in depreciation expense and a corresponding increase in income from continuing operations of approximately $30.8 million, as well as an increase in net income of approximately $23.7 million. Further, earnings per share increased $0.23 and $0.20 per share for the years ended December 31, 2021 and 2020, respectively. See Note 11 for further information regarding impairment of long-lived assets related to our small cube covered hopper railcars recorded in the year ended December 31, 2020.
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. During the year ended December 31, 2020, we recorded impairments of long-lived assets totaling $396.4 million, which included $369.4 million related to our small cube covered hopper railcars, $15.2 million related to the planned divestiture of certain non-strategic maintenance facilities, and $11.8 million related to investments in certain emerging technologies. See Note 11 for more information, including a description of the key assumptions and other significant management judgments utilized in these impairment analyses. Based on our evaluations, no impairment charges were determined to be necessary on assets held and used as of December 31, 2021.

Assets Held for Sale
We classify our facilities as assets held for sale at the time management commits to a plan to sell the facility, and the sale is expected to be completed within one year. Assets held for sale are recorded at fair value, less any costs to sell, and are no longer subject to depreciation. As of December 31, 2021 and 2020, assets held for sale totaling $6.2 million and $32.9 million, respectively, are included in the other assets line of our Consolidated Balance Sheets. During the fourth quarter of 2021, we sold our prior corporate headquarters facility, which was previously classified as held for sale as of December 31, 2020.
Acquisitions
In January 2021, we completed the acquisition of a company that owns and operates proprietary railcar cleaning technology systems. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. This transaction resulted in goodwill of $7.0 million and intellectual property of $11.3 million, which will be amortized over fifteen years. There was no acquisition activity for the year ended December 31, 2020.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test. The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit results, discount rates, terminal growth rates and exit multiples. As of December 31, 2021 and 2020, our annual impairment test of goodwill was completed at the reporting unit level, and no impairment charges were determined to be necessary.
Goodwill by segment is as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Railcar Leasing and Management Services Group	$1.8	$1.8
Rail Products Group	152.4	145.4
	$154.2	$147.2
The net book value of intangible assets totaled $28.1 million and $8.9 million as of December 31, 2021 and 2020, respectively, which are finite-lived intangible assets amortized over their estimated useful lives ranging from one year to fifteen years. Based on our evaluations of intangible assets, no impairment charges were determined to be necessary as of December 31, 2021 and 2020.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for our non-recourse debt and lease obligations or as security for the performance of certain product sales agreements. As such, they are restricted in use.
Investments in Affiliates
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $141.4 million. See Note 5 for further information regarding our partially-owned leasing subsidiaries.

Other Investments
In August 2021, the Company and Wafra, Inc. announced a new railcar investment vehicle ("RIV") program between Trinity and certain funds managed by Wafra, Inc. ("Wafra Funds"). The joint venture created as part of this program, known as Signal Rail Holdings LLC ("Signal Rail"), is owned 90% by Wafra Funds and 10% by our wholly-owned subsidiary, Trinity Industries Leasing Company ("TILC"). Upon consideration under the VIE model, Trinity has concluded that Signal Rail meets the definition of a VIE; however, Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2021, the carrying value of TILC’s equity investment in Signal Rail was $6.3 million, which is included in other assets in our Consolidated Balance Sheet.
We hold certain other investments for which we do not have a controlling financial interest but have a significant influence over the financial and operating policies. The carrying values of our equity method investments totaled approximately $4.4 million and $4.0 million as of December 31, 2021 and 2020, respectively.
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
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$11.3	$7.5	$6.8
Warranty costs incurred	(7.4)	(2.0)	(3.4)
Warranty originations and revisions	0.1	6.0	4.1
Warranty expirations	(0.9)	(0.2)	—
Ending balance	$3.1	$11.3	$7.5
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

Note 2. Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. Substantially all of the proceeds from the sale were used to return capital to stockholders. We recorded a gain of $183.3 million ($131.4 million, net of income taxes), which is net of related transaction costs of approximately $14.7 million. These transaction costs primarily relate to investment banking fees and professional fees associated with various legal, accounting, and tax matters related to the sale.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2021 Annual Report on Form 10-K.
In connection with the sale, Trinity and Rush Hour entered into various agreements to effect the distribution and provide a framework for their relationship after the separation, including a purchase and sale agreement, a transition services agreement, and a lease agreement. These agreements have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of THP. The amount billed for transition services provided under the above agreements is not expected to be material to our results of operations. Additionally, in connection with the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. In the table below, selling, engineering, and administrative expenses for the year ended December 31, 2021 include a pre-tax $23.9 million litigation charge recorded for the Missouri class action based on the Company's assessment that a settlement is probable. Similar expenses incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 15 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of THP's operating results included in income from discontinued operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues	$296.5	$249.7	$252.7
Cost of revenues	216.6	178.7	181.6
Selling, engineering, and administrative expenses	65.3	41.2	51.5
Restructuring activities	—	0.1	0.1
Other income	—	(0.3)	—
Income from discontinued operations before income taxes	14.6	30.0	19.5
Provision for income taxes	2.7	5.6	2.7
Income from discontinued operations, net of income taxes	$11.9	$24.4	$16.8

The following is a summary of THP's assets and liabilities attributable to discontinued operations, which were included in our Consolidated Balance Sheet as of December 31, 2020:

December 31,
2020
(in millions)
Assets:
Receivables, net of allowance	$34.6
Inventories	36.0
Property, plant, and equipment, net	34.6
Goodwill	61.6
Other assets	11.7
Total assets, discontinued operations	$178.5

Liabilities:
Accounts payable	$10.3
Accrued liabilities	4.7
Other liabilities	3.5
Total liabilities, discontinued operations	$18.5
Spin-off of Arcosa
In November 2018, we completed the spin-off of Arcosa, Inc ("Arcosa"). Upon completion of the spin-off transaction, the accounting requirements for reporting Arcosa as a discontinued operation were met, and, accordingly, Arcosa's historical results have been presented as discontinued operations for the periods presented herein. The following is a summary of Arcosa's operating results included in income from discontinued operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Selling, engineering, and administrative expenses	—	0.2	4.1
Other (income) expense	—	—	—
Loss from discontinued operations before income taxes	—	(0.2)	(4.1)
Provision (benefit) for income taxes	0.8	(0.1)	(1.0)
Loss from discontinued operations, net of income taxes	$(0.8)	$(0.1)	$(3.1)
Note 3. Derivative Instruments and Fair Value Measurements
Derivative Instruments
We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity. These accumulated gains or losses are reclassified into earnings in the periods during which the hedged transactions affect earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 8 for a description of our debt instruments.

Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2021
				AOCL – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.6	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.6	$0.7
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.4)	$—
Open hedge:
2017 promissory notes – interest rate swap	$461.3	2.66%	$(21.0)	$20.5	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months
	2021	2020	2019
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.2)	$—
2018 secured railcar equipment notes	$0.2	$0.2	$0.2	$0.2
TRIP Holdings warehouse loan	$1.8	$2.0	$2.0	$1.2
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.2	$—
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$12.3	$11.0	$3.1	$12.3
(1) Based on the fair value of open hedges as of December 31, 2021.

Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at December 31, 2021		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/(Liability)	AOCL – loss/(income)	Year Ended December 31,			Expected effect during next twelve months(1)
			2021	2020	2019
(in millions)
$37.5	$(0.1)	$0.4	$(7.7)	$3.2	$0.1	$0.4
(1) Based on the fair value of open hedges as of December 31, 2021.

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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2021	December 31, 2020
	(in millions)
Assets:
Cash equivalents	$11.4	$24.2
Restricted cash	135.1	96.4
Total assets	$146.5	$120.6
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

	Level 2
	December 31, 2021	December 31, 2020
	(in millions)
Assets:
Foreign currency hedge (1)	$—	$4.8
Total assets	$—	$4.8

Liabilities:
Interest rate hedge (2)	$21.0	$45.2
Foreign currency hedge (2)	0.1	—
Total liabilities	$21.1	$45.2
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2021 and 2020, we have no assets measured as Level 3 in the fair value hierarchy.
See Note 11 for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 4. Segment Information
We report our operating results in two reportable segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; and (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services. Following the sale of THP, which was previously reported within All Other, we have combined the results of the prior Corporate and All Other groupings into a single Corporate and other grouping. The remaining activity previously reported in All Other primarily includes legal, environmental, and maintenance costs associated with non-operating facilities. Results of prior periods have been recast to reflect these changes and present results on a comparable basis.
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
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$734.6	$781.4	$—	$—	$—	$1,516.0
Intersegment revenue	0.7	483.4	—	(478.5)	(5.6)	—
Total revenues	$735.3	$1,264.8	$—	$(478.5)	$(5.6)	$1,516.0

Depreciation & amortization	$226.0	$33.6	$6.1	$—	$—	$265.7
Capital expenditures	$547.2	$21.3	$2.3	$—	$—	$570.8

	Year Ended December 31, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$801.5	$948.2	$—	$—	$—	$1,749.7
Intersegment revenue	0.8	661.3	—	(652.9)	(9.2)	—
Total revenues	$802.3	$1,609.5	$—	$(652.9)	$(9.2)	$1,749.7

Depreciation & amortization	$214.7	$35.1	$8.7	$—	$—	$258.5
Capital expenditures	$602.2	$78.5	$17.4	$—	$—	$698.1

	Year Ended December 31, 2019
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$1,116.3	$1,635.3	$0.8	$—	$—	$2,752.4
Intersegment revenue	0.9	1,339.5	0.4	(1,331.1)	(9.7)	—
Total revenues	$1,117.2	$2,974.8	$1.2	$(1,331.1)	$(9.7)	$2,752.4

Depreciation & amortization	$232.2	$34.1	$10.2	$—	$—	$276.5
Capital expenditures	$1,122.2	$85.6	$2.4	$—	$—	$1,210.2
The reconciliation of segment operating profit (loss) to consolidated net income (loss) is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$350.9	$353.7	$406.6
Rail Products Group	4.7	36.3	277.6
Segment Totals	355.6	390.0	684.2
Corporate and other	(84.1)	(99.7)	(107.7)
Impairment of long-lived assets	—	(396.4)	—
Restructuring activities, net	3.7	(10.9)	(14.6)
Eliminations – Lease Subsidiary	(17.2)	(35.2)	(164.7)
Eliminations – Other	(1.2)	(2.4)	(0.4)
Consolidated operating profit (loss)	$256.8	$(154.6)	$396.8
Other (income) expense	201.6	370.0	215.6
Provision (benefit) for income taxes	15.9	(274.1)	58.8
Income from discontinued operations, net of income taxes	11.1	24.3	13.7
Gain on sale of discontinued operations, net of income taxes	131.4	—	—
Net income (loss)	$181.8	$(226.2)	$136.1
Total assets for these segments is shown in the table below.

	December 31, 2021	December 31, 2020
	(in millions)
Railcar Leasing and Management Services Group	$7,585.4	$7,652.1
Rail Products Group	1,064.4	858.6
Segment Totals	8,649.8	8,510.7
Corporate and other	365.2	832.9
Assets of discontinued operations	—	178.5
Eliminations – Lease Subsidiary	(779.1)	(820.3)
Total assets	$8,235.9	$8,701.8
Corporate and other assets are composed of cash and cash equivalents, short-term marketable securities, income tax receivable, notes receivable, certain property, plant, and equipment, and other assets.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2021, 2020, and 2019 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2021 and 2020 are $414.8 million and $267.0 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2021 and 2020 are $102.0 million and $111.9 million, respectively.
One customer in the Rail Products Group comprised approximately 22%, 16%, and 11% of our consolidated revenues during the years ended December 31, 2021, 2020, and 2019, respectively.

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
At December 31, 2021, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $141.4 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
See Note 8 regarding TRIP Holdings and RIV 2013, including the redemption and refinancing of the debt of their respective subsidiaries.
Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra announced a new RIV program between Trinity and Wafra Funds. As part of this program, a joint venture was formed, Signal Rail, which is owned 90% by Wafra Funds and 10% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period. TILC will service all railcars owned by Signal Rail.
In connection with the launch of the RIV program, in August 2021, TILC and certain of its subsidiaries sold an initial portfolio of 3,582 railcars and related leases to Signal Rail for an aggregate sales price of approximately $325.1 million. As a result of the sale, TILC received approximately $318.7 million in cash, of which $2.9 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. Additionally, in connection with the sale, TILC received a 10% equity interest in Signal Rail valued at $6.4 million, which was primarily received in exchange for its contribution of railcars to Signal Rail. TILC recognized a gain of approximately $32.9 million on the initial portfolio sale during the year ended December 31, 2021 and will earn on-going fee revenue from servicing these railcars. Signal Rail financed this purchase primarily through an asset-backed securitization. In the event of future railcar portfolio sales, we expect that Signal Rail would issue additional debt, and Wafra Funds and TILC would make additional equity contributions to Signal Rail such that TILC would maintain its 10% equity interest.

Upon consideration under the VIE model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 10% equity ownership position and its role as a service provider. We have evaluated the potential for consolidation using the variable interest model and have determined that Trinity is not the primary beneficary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 10% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2021, the carrying value of TILC’s equity investment in Signal Rail was $6.3 million, which is included in other assets in our Consolidated Balance Sheet. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	December 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.4	$—	$3.4	$—	$3.4
Accounts receivable	90.7	10.1	100.8	—	100.8
Property, plant, and equipment, net	5,706.1	1,570.6	7,276.7	(779.1)	6,497.6
Restricted cash	76.5	58.6	135.1	—	135.1
Other assets	67.3	2.1	69.4	—	69.4
Total assets	$5,944.0	$1,641.4	$7,585.4	$(779.1)	$6,806.3

Accounts payable and accrued liabilities	$113.4	$30.1	$143.5	$—	$143.5
Debt, net	3,555.8	1,216.1	4,771.9	—	4,771.9
Deferred income taxes	1,114.2	1.1	1,115.3	(176.6)	938.7
Other liabilities	35.6	—	35.6	—	35.6
Total liabilities	4,819.0	1,247.3	6,066.3	(176.6)	5,889.7
Noncontrolling interest	—	267.0	267.0	—	267.0
Total Equity	$1,125.0	$127.1	$1,252.1	$(602.5)	$649.6

	December 31, 2020
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.5	$—	$3.5	$—	$3.5
Accounts receivable	82.0	8.4	90.4	—	90.4
Property, plant, and equipment, net (2)	5,795.9	1,626.3	7,422.2	(820.3)	6,601.9
Restricted cash	65.2	31.1	96.3	—	96.3
Other assets	38.1	1.6	39.7	—	39.7
Total assets	$5,984.7	$1,667.4	$7,652.1	$(820.3)	$6,831.8

Accounts payable and accrued liabilities	$141.4	$30.9	$172.3	$—	$172.3
Debt, net	3,340.5	1,228.3	4,568.8	—	4,568.8
Deferred income taxes	1,062.3	1.1	1,063.4	(186.2)	877.2
Other liabilities	25.7	—	25.7	—	25.7
Total liabilities	4,569.9	1,260.3	5,830.2	(186.2)	5,644.0
Noncontrolling interest	—	277.2	277.2	—	277.2
Total Equity	$1,414.8	$129.9	$1,544.7	$(634.1)	$910.6
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
(2) See Note 11 for further information regarding impairment of long-lived assets recorded in the year ended December 31, 2020.

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 versus 2020	2020 versus 2019
	($ in millions)
Revenues:
Leasing and management	$735.3	$747.9	$756.5	(1.7)%	(1.1)%
Sales of railcars owned one year or less at the time of sale (1)(2)	—	54.4	360.7	*	(84.9)%
Total revenues	$735.3	$802.3	$1,117.2	(8.4)%	(28.2)%

Operating profit (3):
Leasing and management	$296.8	$336.0	$314.7	(11.7)%	6.8%
Lease portfolio sales (1)	54.1	17.7	91.9	205.6%	(80.7)%
Total operating profit	$350.9	$353.7	$406.6	(0.8)%	(13.0)%
Total operating profit margin	47.7%	44.1%	36.4%

Leasing and management operating profit margin	40.4%	44.9%	41.6%

Selected expense information:
Depreciation (4)(5)	$226.0	$214.7	$232.2	5.3%	(7.5)%
Maintenance and compliance	$95.0	$88.1	$102.1	7.8%	(13.7)%
Rent and ad valorem taxes	$18.4	$21.1	$28.5	(12.8)%	(26.0)%
Selling, engineering, and administrative expenses	$50.6	$51.3	$49.5	(1.4)%	3.6%
Interest (6)	$181.6	$196.2	$197.2	(7.4)%	(0.5)%
 * Not meaningful
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the year ended December 31, 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 for more information.
(2) Includes revenues associated with sales-type leases of $160.5 million for the year ended December 31, 2019.
(3) Operating profit includes: depreciation; fleet operating costs, which include maintenance, compliance, freight, and storage; rent and ad valorem taxes; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(4) In connection with our sustainable railcar conversion program, depreciation expense increased $8.8 million for the year ended December 31, 2021, as a result of the disposal of certain railcar components. Additionally, depreciation expense related to our small cube covered hopper railcars decreased by approximately $7.0 million for the years ended December 31, 2021 and 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(5) Effective January 1, 2020, we revised the estimated useful lives and salvage values of certain railcar types in our lease fleet. This change in estimate resulted in a decrease in depreciation expense of approximately $30.8 million in the years ended December 31, 2021 and 2020. See Note 1 for further information.
(6) Interest expense for the year ended December 31, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. See Note 8 for more information. Interest expense for the year ended December 31, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Lease portfolio sales (1)	$460.7	$193.1	$566.4
Operating profit on lease portfolio sales	$54.1	$17.7	$91.9
Operating profit margin on lease portfolio sales	11.7%	9.2%	16.2%
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

	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$540.2	$407.6	$305.3	$218.5	$139.2	$260.1	$1,870.9
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2021 consisted primarily of non-recourse debt. As of December 31, 2021, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,818.6 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2021 was $876.4 million. See Note 8 for more information regarding the Leasing Group's debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Holdings held equipment with a net book value of $1,110.7 million, which is pledged as collateral for the TRIP Holdings' debt held by its subsidiaries. TRP-2021 equipment with a net book value of $459.9 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future operating lease obligations	$10.5	$8.8	$5.3	$3.5	$3.2	$4.0	$35.3
Future contractual minimum rental revenues	$6.3	$3.9	$2.2	$1.4	$0.8	$0.1	$14.7
Operating lease obligations totaling $1.7 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $1.7 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2021	December 31, 2020
	(in millions)
Manufacturing/Corporate:
Land	$17.4	$19.6
Buildings and improvements	377.4	393.3
Machinery and other	415.1	418.8
Construction in progress	18.1	41.9
	828.0	873.6
Less: accumulated depreciation	(478.7)	(506.7)
	349.3	366.9
Leasing:
Wholly-owned subsidiaries:
Machinery and other	20.7	19.5
Equipment on lease	7,061.3	7,010.6
	7,082.0	7,030.1
Less: accumulated depreciation	(1,375.9)	(1,234.2)
	5,706.1	5,795.9
Partially-owned subsidiaries:
Equipment on lease	2,242.9	2,248.2
Less: accumulated depreciation	(672.3)	(621.9)
	1,570.6	1,626.3

Deferred profit on railcars sold to the Leasing Group	(1,047.3)	(1,064.7)
Less: accumulated amortization	268.2	244.4
	(779.1)	(820.3)
	$6,846.9	$6,968.8
We lease certain equipment and facilities under operating leases. See Note 1 for future operating lease obligations on non-Leasing Group leases. See Note 1 and Note 6 for information related to the lease agreements, future operating lease obligations, and future minimum rental revenues associated with the Leasing Group.
We capitalized an insignificant amount of interest expense as part of the construction of facilities and equipment during 2021 and 2020.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and our experience selling similar properties in the past. As of December 31, 2021, we had non-operating plants with a net book value of $6.3 million.
See Note 1 for more information regarding assets classified as held for sale as of December 31, 2021 and 2020.

Note 8. Debt
The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—	$50.0	$50.0
Senior notes, net of unamortized discount of $0.1 and $0.2	399.9	420.8	399.8	420.3
	399.9	420.8	449.8	470.3
Less: unamortized debt issuance costs	(1.2)		(1.6)
Total recourse debt	398.7		448.2

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2009 secured railcar equipment notes	128.5	144.9	142.3	170.0
2010 secured railcar equipment notes	220.6	234.6	235.9	248.5
2017 promissory notes, net of unamortized discount of $7.8 and $10.1	760.2	760.2	802.7	802.7
2018 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.2	416.5	423.3	434.7	449.3
2019 secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	822.8	847.3	860.5	890.8
2020 secured railcar equipments notes, net of unamortized discount of $0.1 and $0.1	348.8	349.9	369.0	370.2
2021 secured railcar equipment notes, net of unamortized discount of $— and $—	320.3	319.6	—	—
TILC warehouse facility	561.8	561.8	519.4	519.4
	3,579.5	3,641.6	3,364.5	3,450.9
Less: unamortized debt issuance costs	(23.7)		(24.0)
	3,555.8		3,340.5
Partially-owned subsidiaries:
TRP-2021 secured railcar equipment notes, net of unamortized discount of $0.1 and $—	352.2	347.7	352.5	373.9
Triumph Rail secured railcar equipment notes, net of unamortized discount of $0.2 and $—	551.3	548.1	885.0	959.7
TRIP Railcar Co. term loan	323.7	323.7	—	—
	1,227.2	1,219.5	1,237.5	1,333.6
Less: unamortized debt issuance costs	(11.1)		(9.2)
	1,216.1		1,228.3
Total non–recourse debt	4,771.9		4,568.8
Total debt	$5,170.6	$5,281.9	$5,017.0	$5,254.8
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

Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility that matures in November 2023. During the year ended December 31, 2021, we had total borrowings of $470.0 million and total repayments of $520.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $28.3 million. Of the $421.7 million remaining unused amount, $176.8 million is available for borrowing as of December 31, 2021. The outstanding letters of credit as of December 31, 2021 are scheduled to expire in July 2022. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of December 31, 2021. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of December 31, 2021).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In December 2021, we amended our revolving credit facility to increase the maximum leverage ratio through June 30, 2022 to provide additional near-term flexibility. Additionally, in March 2021, we amended our revolving credit facility to decrease the minimum interest coverage ratio through December 31, 2021. As of December 31, 2021, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
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
Wholly-owned leasing subsidiaries
TRL VII – In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (the “2009 Notes”), of which $128.5 million was outstanding as of December 31, 2021. The 2009 Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (the “TRL-2010 Notes"), of which $220.6 million was outstanding as of December 31, 2021. The TRL-2010 Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL-2010 and Wilmington Trust Company, as indenture trustee. The TRL-2010 Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The TRL-2010 Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. In March 2021, the facility was extended through March 15, 2024, the total commitment was increased from $750 million to $1.0 billion, with a potential increase of up to an additional $250 million, subject to certain conditions, and provided for a facility margin of 185 basis points. During the year ended December 31, 2021, we had total borrowings of $425.1 million and total repayments of $382.7 million under the TILC warehouse loan facility. Under the renewed facility, the entire unused facility amount of $438.2 million was available as of December 31, 2021 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at December 31, 2021.

TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "Original 2017 Promissory Notes") due May 15, 2024. In November 2018, the Original 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). As of December 31, 2021, $768.0 million of the 2017 Promissory Notes was outstanding. The 2017 Promissory Notes bear interest at a rate of LIBOR plus 1.50%, for an all-in interest rate of 1.63% as of December 31, 2021, payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017.
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
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $134.1 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2018.
TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC, a Delaware limited liability company ("TRL-2019") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Notes"). The TRL-2019 Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Notes, of which $468.8 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Notes"). The TRL-2019-2 Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019-2 Notes were issued pursuant to a Master Indenture, dated April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2019-2 Supplement dated as of October 17, 2019. The TRL-2019 Class A-1 Notes, of which $74.7 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.

TRL-2020 – In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Notes were issued pursuant to a Master Indenture, dated November 19, 2020 between TRL-2020 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2020-2 Supplement dated November 19, 2020. The TRL-2020 Class A-1 Notes, of which $88.1 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. The TRL-2020 Notes are obligations of TRL-2020 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2020.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes, of which $300.5 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 2.26%. The TRL-2021 Class B Notes, of which $19.8 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. We incurred $3.3 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2021 Notes. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2021 Notes were used to repay approximately $214.4 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
Partially-owned leasing subsidiaries
Triumph Rail – In June 2021, Triumph Rail, formerly known as TRIP Master Funding, issued an aggregate principal amount of (i) $535.0 million of its Series 2021-2 Class A Green Secured Railcar Equipment Notes (the “Triumph Class A Notes”) and (ii) $25.4 million of its Series 2021-2 Class B Green Secured Railcar Equipment Notes (the “Triumph Class B Notes”) (the Triumph Class A Notes and the Triumph Class B Notes are, collectively, the “Triumph Notes”). The Triumph Class A Notes, of which $526.1 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 2.15%. The Triumph Class B Notes, of which $25.4 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.08%. The Triumph Notes are payable monthly, and have a stated final maturity date of June 15, 2051. We incurred $5.6 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the Triumph Notes. The Triumph Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Triumph Rail's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by Triumph Rail.
Triumph Rail used the net proceeds received from the issuance of the Triumph Notes, as well as proceeds from the sale of railcars and related operating leases to TRIP Railcar Co. described below, to redeem its outstanding debt, consisting of (i) the Series 2011 Class A-2 TRIP Master Funding Secured Railcar Equipment Notes due July 2041, (ii) the Series 2014-1 Class A-2 Secured Railcar Equipment Notes due April 2044, and (iii) the Series 2017-1 Secured Railcar Equipment Notes due August 2047, of which $869.1 million was outstanding at the redemption date. The all-in rate for these notes was 5.16% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $8.7 million, which included a $3.3 million early redemption premium and a write-off of $5.4 million in unamortized debt issuance costs. These charges are reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the year ended December 31, 2021.

TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan was established to finance railcars and operating leases thereon purchased by TRIP Railcar Co. from Triumph Rail. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. The TRIP Railcar Co. term loan bears interest at LIBOR plus 1.85%, for an all-in interest rate of 1.95% at December 31, 2021, and has a stated maturity date of June 2025. We incurred $2.9 million in debt issuance costs, which will be amortized to interest expense over the anticipated repayment term of the TRIP Railcar Co. term loan. The TRIP Railcar Co. term loan is non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and is secured by TRIP Railcar Co.'s portfolio of railcars, operating leases thereon, and all other assets owned by TRIP Railcar Co. Net proceeds received from the transaction were used to purchase railcars and related operating leases from Triumph Rail.
TRP-2021 – In June 2021, TRP-2021, formerly known as TRL-2012, issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes, of which $331.3 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 2.07%. The TRP-2021 Class B Notes, of which $21.0 million was outstanding as of December 31, 2021, bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. We incurred $3.7 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRP-2021 Notes. The TRP-2021 Notes are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013, and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRP-2021.
TRP-2021 used the net proceeds from the issuance of the TRP-2021 Notes to redeem its outstanding debt, consisting of (i) the Series 2012-1 Secured Railcar Equipment Notes due January 2043 and (ii) the Series 2013-1 Class A-1 Secured Railcar Equipment Notes due July 2043, of which $348.0 million was outstanding at the redemption date. The all-in rate for these notes was 3.59% per annum at the time of redemption. In connection with the redemption, we recognized a loss on extinguishment of debt of $3.0 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the year ended December 31, 2021.
Triumph Rail and TRP-2021 are wholly-owned subsidiaries of TRIP Holdings and RIV 2013, respectively, which, in turn, are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. Our combined weighted average ownership interest in TRIP Holdings and RIV 2013 is 38%. See Note 5 for further explanation.

Scheduled Repayments of Long-Term Debt
Each of our secured railcar equipment notes generally has an anticipated repayment date and a stated final maturity date. While the stated final maturity dates of each of these notes can be up to 30 years after the respective issuance dates, the cash flows from the encumbered assets of each of these notes will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the notes will be repaid well in advance of their stated final maturity date; the repayments reflected in the table below are based on the earlier anticipated repayment dates rather than the stated final maturity dates. There can be no assurance, however, that such cash flow assumptions will be realized. If these notes are not repaid by the anticipated repayment date, the respective interest rates on these notes would increase from the fixed rates stated above.
The remaining principal payments under existing debt agreements as of December 31, 2021 based on the anticipated repayment dates are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Recourse:
Corporate	$—	$—	$400.0	$—	$—	$—	$400.0
Non-recourse – leasing (Note 6):
2009 secured railcar equipment notes	15.1	11.7	14.5	19.8	18.5	48.9	128.5
2010 secured railcar equipment notes	28.5	22.3	18.4	20.6	25.7	105.1	220.6
2017 promissory notes	44.4	44.4	44.4	634.8	—	—	768.0
2018 secured railcar equipment notes	19.0	19.0	19.0	14.8	14.5	330.3	416.6
2019 secured railcar equipment notes	36.8	34.9	36.6	35.2	313.3	366.3	823.1
2020 secured railcar equipment notes	18.5	18.3	14.3	11.3	14.1	272.4	348.9
2021 secured railcar equipment notes	12.6	12.2	13.3	12.6	14.0	255.6	320.3
TILC warehouse facility	19.4	19.4	19.4	3.3	—	—	61.5
Facility termination payments – TILC warehouse facility	—	—	—	500.3	—	—	500.3
TRP-2021 secured railcar equipment notes	5.3	10.9	15.6	15.8	17.3	287.4	352.3
Triumph Rail secured railcar equipment notes	19.2	16.5	33.2	30.0	24.0	428.6	551.5
TRIP Railcar Co. term loan	12.6	311.1	—	—	—	—	323.7
Total principal payments	$231.4	$520.7	$628.7	$1,298.5	$441.4	$2,094.6	$5,215.3

Note 9. Income Taxes
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current:
Federal:
Effect of CARES Act	$2.1	$(373.3)	$—
Other	(3.0)	(142.1)	(6.8)
	(0.9)	(515.4)	(6.8)
State	(0.6)	(1.5)	6.9
Foreign	4.3	4.3	6.1
Total current	2.8	(512.6)	6.2
Deferred:
Federal:
Effect of CARES Act	0.4	192.9	—
Other	10.4	31.3	40.4
	10.8	224.2	40.4
State	2.4	4.1	13.7
Foreign	(0.1)	10.2	(1.5)
Total deferred	13.1	238.5	52.6
Provision (benefit)	$15.9	$(274.1)	$58.8
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of CARES Act	4.5	34.4	—
State taxes	3.0	1.1	2.3
Foreign branch taxes	3.0	(0.2)	1.3
Executive compensation limitations	1.8	(0.3)	1.3
Foreign rate differential	1.4	(0.1)	0.4
Excise tax	1.3	—	—
Nondeductible compensation	1.2	(0.2)	0.6
Changes in state laws and apportionment	0.3	(1.4)	5.8
Equity compensation	(4.0)	—	(0.9)
Changes in valuation allowances and reserves	(4.3)	0.7	—
Impairment – noncontrolling interest in partially-owned subsidiaries	—	(3.3)	—
Interest expense limitations from partially-owned subsidiaries	—	0.2	1.1
Noncontrolling interest in partially-owned subsidiaries	—	0.1	0.2
Other, net	(0.4)	0.2	(0.6)
Effective rate	28.8%	52.2%	32.5%

The effective tax rate is based upon the U.S. statutory rate of 21.0% for the years ended December 31, 2021, 2020, and 2019. For the year ended December 31, 2021, the difference between the U.S. statutory rate and effective tax rate is primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, state taxes, and foreign taxes, partially offset by excess tax benefits associated with equity based compensation. For the year ended December 31, 2020, the difference between the U.S. statutory rate and effective tax rate is primarily due the impact of the CARES Act partially offset by the portion of the non-cash small cube covered hopper railcar impairment charge that is not tax-effected because it is related to the noncontrolling interest. For the year ended December 31, 2019, the difference between the U.S. statutory rate and effective tax rate is primarily due to state income tax expense, foreign branch taxes, and changes in state tax laws and apportionment. See Note 5 for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018-2020 tax losses to the 2013-2015 tax years, allowing the recovery of taxes previously paid. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The overall net impact of the CARES Act resulted in a tax expense of $2.5 million and a tax benefit of $180.4 million for the years ended December 31, 2021 and 2020, respectively.
Income (loss) from continuing operations before income taxes for the years ended December 31, 2021, 2020, and 2019 was $44.6 million, $(517.2) million, and $181.6 million, respectively, for U.S. operations, and $10.6 million, $(7.4) million, and $(0.4) million, respectively, for foreign operations, principally Mexico and Canada.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$1,032.2	$996.8
Partially-owned subsidiaries basis difference	139.2	139.9
Right-of-use assets	18.7	17.5
Accrued liabilities and other	1.9	—
Total deferred tax liabilities	1,192.0	1,154.2
Deferred tax assets:
Workers compensation, pensions, and other benefits	28.7	27.1
Warranties and reserves	7.3	3.9
Equity items	5.9	9.5
Tax loss carryforwards and credits	38.4	62.8
Inventory	6.0	5.4
Accrued liabilities and other	—	5.3
Lease liabilities	24.4	22.9
Total deferred tax assets	110.7	136.9
Net deferred tax liabilities before valuation allowances	1,081.3	1,017.3
Valuation allowances	24.4	25.2
Net deferred tax liabilities before reserve for uncertain tax positions	1,105.7	1,042.5
Deferred tax assets included in reserve for uncertain tax positions	(1.1)	(1.0)
Adjusted net deferred tax liabilities	$1,104.6	$1,041.5
At December 31, 2021, we had $3.9 million of federal consolidated net operating loss carryforwards and $20.6 million of tax-effected state loss carryforwards remaining. All of the federal net operating loss carryforwards were acquired in a stock acquisition in 2010 and are subject to limitations on the amount that can be utilized in any one year tax year and are due to expire in 2029. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.

Taxing authority examinations
Our 2016 and 2017 tax years are effectively settled. The statutes of limitations for auditing the 2013-2015 and 2018-2020 tax years will remain open due to tax loss carryback claims we have filed. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax return statutes of limitations remain open for auditing 2014 forward. We believe we are appropriately reserved for any potential matters.
Unrecognized tax benefits
The change in unrecognized tax benefits was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$2.3	$2.3	$8.1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(5.8)
Expiration of statute of limitations	—	—	—
Ending balance	$2.3	$2.3	$2.3
Settlements during the year ended December 31, 2019 were due to the resolution of state audits.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2021 and 2020, that would affect our effective tax rate if recognized, was $4.3 million and $4.1 million, respectively.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2021 and 2020 was $3.0 million and $2.9 million, respectively. Income tax expense for the years ended December 31, 2021, 2020, and 2019 included an increase of $0.1 million, an increase of $0.2 million, and a decrease of $1.0 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
Note 10. Employee Retirement Plans
We sponsor defined benefit plans and a defined contribution plan (the "401(k) plan") that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
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
As of December 31, 2020, the remaining surplus of the Pension Plan was $23.6 million. During the year ended December 31, 2021, as permitted by applicable regulations, we used $10.9 million of the Pension Plan surplus to fund obligations associated with the Company's profit sharing plans and used $2.5 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan. Additionally, we received a $6.4 million net refund upon final settlement of the annuity contract, which resulted in a remaining surplus of the Pension Plan of $16.6 million. During the fourth quarter of 2021, we reverted $16.0 million of the surplus pension assets to the Company and incurred an excise tax of approximately $3.2 million. These activities are included in the pension plan settlement line in our Consolidated Statements of Operations.

Actuarial assumptions

	Year Ended December 31,
	2021	2020	2019
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate (1)	N/A	N/A	2.73%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate (1)	N/A	2.71%	4.45%
Long-term rate of return on plan assets	N/A	3.90%	4.90%
(1) Not applicable as of December 31, 2021 and for the year ended December 31, 2021 as all qualified pension plans were settled as of December 31, 2020.
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
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expense Components
Service cost	$—	$—	$0.1
Interest	0.4	14.8	19.7
Expected return on plan assets	—	(20.9)	(23.0)
Amortization of actuarial loss	0.3	6.0	4.6
Amortization of prior service cost	—	1.2	—
Settlement loss	—	151.5	—
Net periodic benefit cost	0.7	152.6	1.4
Defined contribution expense	8.6	7.5	9.6
Net expense	$9.3	$160.1	$11.0
The expected return on plan assets for the years ended December 31, 2020 and 2019 was based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants.

Obligations and funded status
Information regarding the terminated Pension Plan and the SERP based upon a December 31 measurement date is as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Accumulated Benefit Obligations	$14.5	$15.5
Projected Benefit Obligations:
Beginning of year	$15.5	$557.9
Interest	0.4	14.8
Benefits paid	(1.0)	(23.0)
Actuarial (gain) loss	(0.4)	18.0
Settlements	—	(552.2)
End of year	$14.5	$15.5
Plans' Assets:
Beginning of year	$23.6	$548.5
Actual return on assets	—	49.3
Employer contributions	1.0	1.0
Benefits paid	(1.0)	(23.0)
Settlements	—	(552.2)
401(k) funding	(10.9)	—
Final annuity contract true-up, net of administrative expenses	3.9	—
Reversion of excess plan assets	(16.0)	—
End of year	$0.6	$23.6

Consolidated Balance Sheet Components:
Pension Plan:
Other assets	$0.6	$23.6
Accrued liabilities	—	—
Net funded status	$0.6	$23.6

SERP:
Other assets	$—	$—
Accrued liabilities	(14.5)	(15.5)
Net funded status	$(14.5)	$(15.5)
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Settlement of pension plan	$—	$151.5	$—
Actuarial gain (loss)	0.4	10.4	(37.7)
Amortization of actuarial loss	0.3	6.0	4.6
Amortization of prior service cost	—	1.2	—
New prior service cost base	—	—	(1.5)
Total before income taxes	0.7	169.1	(34.6)
Income tax (benefit) expense	0.2	39.2	(7.9)
Net amount recognized in other comprehensive income (loss)	$0.5	$129.9	$(26.7)

At December 31, 2021, AOCL included unrecognized actuarial losses related to our SERP of $5.2 million ($3.5 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2022 are $0.3 million ($0.2 million net of related income taxes).
Plan assets
The target and actual investment allocation strategy at December 31, 2021 is 100% cash and cash equivalents. The estimated fair value of the plans' assets at December 31, 2021 was $0.6 million of temporary cash investments (Level 1).
Upon settlement of our Pension Plan in the fourth quarter of 2020, the target and actual investment allocation strategy at December 31, 2020 was 100% cash and cash equivalents. The estimated fair value of the plans' assets at December 31, 2020 was $23.6 million of temporary cash investments (Level 1).
The pension plans' assets are valued at fair value. Temporary cash investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments. See Note 3 for a description of the valuation methodologies used in determining fair value.
Funding of Defined Contribution Plans
Based on the plan provisions that were in effect during the majority of 2020, participants in the 401(k) plan were eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranged from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution were discretionary, requiring board approval, and were made annually with the investment of the funds directed by the participants. In August 2020, the Company amended the plan to replace the company-funded annual retirement contribution with a qualified automatic contribution arrangement safe harbor plan structure. The new matching structure provides for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period.
Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2022 are expected to be $7.6 million compared to $19.4 million contributed during 2021, which included the payment of the contributions accrued as of December 31, 2020, as well as the 2021 contributions pursuant to the plan design changes described above.
Note 11. Asset Impairments and Restructuring Activities
Second quarter of 2020 impairment of small cube covered hopper railcars
We monitor the carrying values of long-lived assets and right-of-use assets for potential impairment. The carrying values of long-lived assets and right-of-use assets are considered impaired when the asset's carrying value is not recoverable through undiscounted future cash flows and the asset's carrying value exceeds its fair value.
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
Significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. These assumptions included, but were not limited to: estimates regarding the remaining useful life over which the railcars are expected to generate cash flows; average lease rates; railcar utilization percentages; operating expenses; and the selection of an appropriate discount rate. Management selected these estimates and assumptions based on our railcar industry expertise. We also consulted with third-party energy and frac sand industry experts to gain insights with respect to the long-term outlook for these underlying markets.
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
Restructuring activities
In November 2019, we approved a restructuring plan to resize certain resources, reduce stranded costs, and better align support services with our rail-focused strategy. As part of the restructuring program, we eliminated positions across multiple locations and functions, including certain corporate and operational support functions. During the year ended December 31, 2019, we recorded total restructuring charges of $14.6 million, consisting of approximately $3.8 million in cash charges for severance costs and approximately $10.8 million of non-cash charges, primarily from write-downs of assets associated with our non-operating facilities that will no longer be utilized as we execute our rail-focused strategy.
Throughout 2020, we continued our efforts to better align support services with our rail-focused strategy, which resulted in headcount reductions across multiple functions, including certain corporate and operational support functions primarily at our Dallas headquarters. During the year ended December 31, 2020, we recorded total restructuring charges of $10.9 million, consisting of $7.7 million for severance costs, $5.3 million of non-cash charges primarily from the write-down of our corporate headquarters campus and certain other assets, and $0.6 million in contract termination costs, partially offset by a $2.7 million net gain on the disposition of a non-operating facility and certain related assets.
During the year ended December 31, 2021, restructuring activities resulted in a net gain of $3.7 million, primarily as a result of a $4.0 million net gain on the disposition of our prior corporate headquarters facility and certain non-operating facilities, partially offset by $0.3 million in employee severance costs.
As we continue to reposition the organization, it is possible that we will engage in additional restructuring activities in the near term.

The following table sets forth the restructuring activity and balance of the restructuring liability, which is included in other liabilities in our Consolidated Balance Sheet:

	Accrued charges as of December 31, 2020	Charges and adjustments	Payments	Accrued charges as of December 31, 2021
	(in millions)
Cash charges:
Employee severance costs	$1.4	$0.3	$(1.6)	$0.1
	$1.4	$0.3	$(1.6)	$0.1
Non-cash charges:
Gain on disposition of assets		$(4.0)
Total restructuring activities		$(3.7)
Although restructuring activities are not allocated to our reportable segments, the following tables summarize the restructuring activities by reportable segment:

	Year Ended December 31, 2021
	Employee Severance Costs	Gain on Disposition of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.3	—	0.3
Corporate and other	—	(4.0)	(4.0)
Total restructuring activities	$0.3	$(4.0)	$(3.7)

	Year Ended December 31, 2020
	Employee Severance Costs	Contract Termination Costs	(Gain)/Loss on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$—	$1.4
Rail Products Group	4.0	0.2	(2.9)	—	1.3
Corporate and other	2.3	0.4	0.2	5.3	8.2
Total restructuring activities	$7.7	$0.6	$(2.7)	$5.3	$10.9

	Year Ended December 31, 2019
	Employee Severance Costs	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$0.2	$—	$0.2
Rail Products Group	0.7	—	0.7
Corporate and other	2.9	10.8	13.7
Total restructuring activities	$3.8	$10.8	$14.6

Note 12. Accumulated Other Comprehensive Loss
Changes in AOCL for the years ended December 31, 2021 and 2020 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) and prior service cost of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2019	$(1.3)	$(17.9)	$(133.9)	$(153.1)
Other comprehensive income (loss), net of tax, before reclassifications	—	(19.4)	7.7	(11.7)
Amounts reclassified from AOCL, net of tax benefit of $—, $3.5, $1.6, and $5.1	—	12.9	5.6	18.5
Amounts reclassified from AOCL related to settlement of pension plan, net of tax benefit of $—, $—, $34.9, and $34.9	—	—	116.6	116.6
Less: noncontrolling interest	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	(7.7)	129.9	122.2
Balances at December 31, 2020	(1.3)	(25.6)	(4.0)	(30.9)
Other comprehensive income, net of tax, before reclassifications	—	9.2	0.3	9.5
Amounts reclassified from AOCL, net of tax benefit of $—, $1.2, $0.1, and $1.3	—	5.4	0.2	5.6
Less: noncontrolling interest	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	13.4	0.5	13.9
Balances at December 31, 2021	$(1.3)	$(12.2)	$(3.5)	$(17.0)
See Note 3 for information on the reclassification of amounts in AOCL into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense, net for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations, with the exception of amounts related to the settlement of our pension plan, which are included in the pension plan settlement line in our Consolidated Statements of Operations.

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
Repurchase Agreements with ValueAct
On April 29, 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. (“ValueAct”), the Company's then-largest shareholder and a related party, to repurchase 8.1 million shares of our common stock for $27.47 per share, for an aggregate purchase price of $222.5 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on April 29, 2021. The repurchase from ValueAct was approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, the previous share repurchase program described below.
On December 31, 2021, we entered into an additional stock repurchase agreement with ValueAct to repurchase 8.8 million shares of our common stock for $28.49 per share, for an aggregate purchase price of $250.0 million, in a privately negotiated transaction. The price per share represents a discount of 3.5% from the closing price for a share of common stock on the New York Stock Exchange on December 30, 2021. The repurchase from ValueAct was approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, the existing share repurchase program described below.
New Share Repurchase Authorization
In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR is expected to be completed during the third quarter of 2022, at which time any remaining shares will be delivered to the Company. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR. Share repurchase activity under the authorized program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
Total	5,155,491	$151.9
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

Shares repurchased as part of the ASR on December 31, 2021, totaling $100.0 million, were delivered to the Company in January 2022 in accordance with normal settlement practices. During the years ended December 31, 2021, 2020, and 2019, share repurchases totaled 28.5 million, 9.3 million, and 13.7 million shares, respectively, at a cost of approximately $806.6 million, $193.1 million, and $294.7 million, respectively.
Stock-Based Compensation
Stock Award Plans
Our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 20,150,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2021, a total of 1,951,736 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable over a three-year period.
Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as stock-based compensation and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. Stock-based compensation expense totaled $20.7 million, $25.4 million, and $27.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The income tax benefit related to stock-based compensation expense was $10.7 million, $0.4 million, and $6.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period. No options were exercisable at December 31, 2021.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2020	300,000	$5.26
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Options outstanding at December 31, 2021	300,000	$5.26	8.1	$2.6
At December 31, 2021, unrecognized compensation expense related to stock options totaled $0.6 million, which will be recognized over a weighted average period of 1.1 years. The weighted average exercise price of stock options outstanding as of December 31, 2021 was $21.61.
The fair value of the stock options granted during the year ended December 31, 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.00%
Dividend yield	3.42%

Restricted Stock
Restricted share awards consist of restricted stock and restricted stock units ("RSUs"). Expense related to RSUs issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Certain restricted stock and RSUs vest in their entirety upon the employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of at least six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to restricted stock awards ("RSAs") and RSUs granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2020	3,798,431	$20.06
Granted	663,216	$28.41
Vested	(1,307,435)	$19.27
Forfeited	(464,647)	$22.45
Restricted share awards outstanding at December 31, 2021 (1)	2,689,565	$22.09
(1) The balance of restricted share awards outstanding at December 31, 2021 includes approximately 0.5 million restricted shares for Arcosa employees that were converted under the shareholder method at the time of the Arcosa spin-off. These restricted shares will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
At December 31, 2021, unrecognized compensation expense related to restricted share awards totaled $24.2 million, which will be recognized over a weighted average period of 2.7 years. The total grant-date fair value of shares vested and released during the years ended December 31, 2021, 2020, and 2019 was $25.2 million, $39.1 million, and $26.4 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2021, 2020, and 2019 was $28.41, $18.62, and $22.20 per share, respectively.
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

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award
Performance units outstanding at December 31, 2020	1,235,172	$24.17
Granted	240,931	$30.85
Vested	(221,513)	$32.37
Forfeited	(99,309)	$32.37
Performance units outstanding at December 31, 2021	1,155,281	$23.28
At December 31, 2021, unrecognized compensation expense related to performance units totaled $6.8 million, which will be recognized over a weighted average period of 1.2 years. The total grant-date fair value of performance units vested and released during the years ended December 31, 2021 and 2020 was $7.2 million and $0.1 million, respectively. There were no performance units vested during the year ended December 31, 2019. The weighted average grant-date fair value of performance units granted during the years ended December 31, 2021, 2020, and 2019 was $30.85, $20.31, and $22.22 per share, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc.:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Income (loss) from continuing operations	$39.3	$(250.5)	$122.4
Less: Net loss attributable to noncontrolling interest	0.2	78.9	1.5
Unvested restricted share participation – continuing operations	—	—	(1.7)
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	39.5	(171.6)	122.2
Income from discontinued operations, net of income taxes	11.1	24.3	13.7
Gain on sale of discontinued operations, net of income taxes	131.4	—	—
Unvested restricted share participation – discontinued operations	—	—	(0.1)
Net income from discontinued operations attributable to Trinity Industries, Inc.	142.5	24.3	13.6
Net income (loss) attributable to Trinity Industries, Inc., including the effect of unvested restricted share participation	$182.0	$(147.3)	$135.8

Basic weighted average shares outstanding	101.5	115.9	125.6
Effect of dilutive securities	2.3	—	1.7
Diluted weighted average shares outstanding	103.8	115.9	127.3

Basic earnings per common share:
Income (loss) from continuing operations	$0.39	$(1.48)	$0.98
Income from discontinued operations	1.40	0.21	0.11
Basic net income (loss) attributable to Trinity Industries, Inc.	$1.79	$(1.27)	$1.09
Diluted earnings per common share:
Income (loss) from continuing operations	$0.38	$(1.48)	$0.96
Income from discontinued operations	1.37	0.21	0.11
Diluted net income (loss) attributable to Trinity Industries, Inc.	$1.75	$(1.27)	$1.07

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	$0.1	$—	$0.2
Antidilutive stock options	$—	$—	$—

Note 15. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, in which the U.S. Government declined to intervene, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET Plus. On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, THP, “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim," and the District Court entered judgment on the verdict in the total amount of $682.4 million.
On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and THP. On January 7, 2019, the United States Supreme Court denied Mr. Harman's petition for certiorari seeking review of the Fifth Circuit's decision. The denial of Mr. Harman's petition ended this action.
Pursuant to the Purchase and Sale Agreement, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including those liabilities resulting from or arising out of (a) the proceedings set forth under “State actions” and "Missouri class action" below and (b) any other proceedings to the extent resulting from or arising out of ET Plus systems or specified ET Plus component parts that are both (i) manufactured prior to December 31, 2021, and (ii) sold in the United States on or prior to April 30, 2022, or related warranty obligations with respect thereto.
State actions
Mr. Harman also has separate state qui tam actions currently pending pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia) and the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court) and has sought leave to file an amended complaint in a previously dismissed action pursuant to the New Jersey False Claims Act (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County). In each of these cases, Mr. Harman alleged the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in each of these matters, with the exception of the Commonwealth of Virginia Attorney General, who intervened in the Virginia matter. The Massachusetts action has been scheduled for trial on June 7, 2022, and the Virginia action has been scheduled for trial on April 17, 2023.
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), on January 10, 2022, the Court granted Trinity’s Motion to Dismiss Harman’s Second Amended Complaint and entered an order dismissing Mr. Harman’s complaint with prejudice. On February 7, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order dismissing the case.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, New Jersey, and California were dismissed.
Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in any one or more of the actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.

Missouri class action
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and THP did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. A trial date has been scheduled in this case for April 4, 2022.
The parties are engaging in discussions regarding a potential settlement in an effort to resolve the matter before incurring significant additional legal fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which is included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement is probable. However, there is no assurance that a settlement will be reached or, if a settlement is reached, that the charge will represent the amount of the settlement. If a settlement is unable to be reached, the Company will continue to vigorously defend the action. The accrual and related range of reasonably possible loss related to this matter are included in the amounts described below under "Other matters."
Product liability cases
The Company is currently defending product liability lawsuits in several different states that are alleged to involve the ET Plus as well as other products manufactured by THP. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device, such as an end terminal, or any other fixed object along the highway, has its own unique facts and circumstances. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $37.4 million to $55.4 million, which includes our rights in indemnity and recourse to third parties of approximately $10.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of December 31, 2021. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At December 31, 2021, total accruals of $37.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter. We believe our insurance coverage is sufficient to cover property damage costs related to the event. Accordingly, at the time the loss was sustained, we recorded an insurance receivable of approximately $1.2 million for property damage recoveries, which was collected during the year. As of December 31, 2021, we have received total advanced payments from insurance of approximately $17.8 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures and the $1.2 million insurance receivable described above. We recorded a gain of $7.8 million for insurance recoveries received in excess of the net book value of assets destroyed, net of the applicable deductible, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. As of December 31, 2021, we have utilized $4.9 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts. Any additional property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as gains in future quarters.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in millions, except per share data)
Revenues:
Manufacturing	$147.4	$108.3	$234.5	$291.2
Leasing	183.3	185.0	185.3	181.0
	330.7	293.3	419.8	472.2
Operating costs:
Costs of revenues:
Manufacturing	149.6	99.6	238.8	281.9
Leasing	96.7	102.5	98.6	93.8
	246.3	202.1	337.4	375.7
Selling, engineering, and administrative expenses	44.7	46.2	45.8	42.9
Gains on dispositions of property	11.5	12.1	41.6	13.0
Restructuring activities, net	(0.3)	(0.7)	(0.1)	(2.6)
Operating profit	51.5	57.8	78.3	69.2
Other expense	52.5	63.5	44.5	41.1
Income (loss) from continuing operations before income taxes	(1.0)	(5.7)	33.8	28.1
Provision (benefit) for income taxes	4.0	(2.9)	8.3	6.5
Income (loss) from continuing operations	(5.0)	(2.8)	25.5	21.6
Income (loss) from discontinued operations, net of income taxes	6.3	7.6	10.4	(13.2)
Gain on sale of discontinued operations, net of income taxes	—	—	—	131.4
Net income	1.3	4.8	35.9	139.8
Net income (loss) attributable to noncontrolling interest	(2.0)	(7.9)	3.9	5.8
Net income attributable to Trinity Industries, Inc.	$3.3	$12.7	$32.0	$134.0

Basic earnings per common share (1):
Income (loss) from continuing operations	$(0.03)	$0.05	$0.22	$0.16
Income from discontinued operations	0.06	0.07	0.11	1.23
Basic net income attributable to Trinity Industries, Inc.	$0.03	$0.12	$0.33	$1.39
Diluted earnings per common share (1):
Income (loss) from continuing operations	$(0.03)	$0.05	$0.22	$0.16
Income from discontinued operations	0.06	0.07	0.11	1.21
Diluted net income attributable to Trinity Industries, Inc.	$0.03	$0.12	$0.33	$1.37
(1) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in millions, except per share data)
Revenues:
Manufacturing	$317.2	$247.3	$213.1	$170.6
Leasing	236.1	192.6	183.7	189.1
	553.3	439.9	396.8	359.7
Operating costs:
Costs of revenues:
Manufacturing	301.0	241.6	202.5	164.9
Leasing	138.6	102.9	86.4	89.5
	439.6	344.5	288.9	254.4
Selling, engineering, and administrative expenses	50.6	48.6	42.9	47.5
Gains on dispositions of property	9.6	6.6	3.7	0.1
Impairment of long-lived assets (1)	—	369.4	—	27.0
Restructuring activities, net	5.4	0.3	4.7	0.5
Operating profit (loss)	67.3	(316.3)	64.0	30.4
Other expense (2)	58.1	52.3	53.7	205.9
Income (loss) from continuing operations before income taxes	9.2	(368.6)	10.3	(175.5)
Provision (benefit) for income taxes	(149.1)	(74.0)	(8.7)	(42.3)
Income (loss) from continuing operations	158.3	(294.6)	19.0	(133.2)
Income from discontinued operations, net of income taxes	4.0	6.8	6.9	6.6
Net income (loss)	162.3	(287.8)	25.9	(126.6)
Net income (loss) attributable to noncontrolling interest	0.6	(80.9)	0.8	0.6
Net income (loss) attributable to Trinity Industries, Inc.	$161.7	$(206.9)	$25.1	$(127.2)

Basic earnings per common share (3):
Income (loss) from continuing operations	$1.32	$(1.82)	$0.15	$(1.19)
Income from discontinued operations	0.04	0.06	0.06	0.06
Basic net income (loss) attributable to Trinity Industries, Inc.	$1.36	$(1.76)	$0.21	$(1.13)
Diluted earnings per common share (3):
Income (loss) from continuing operations	$1.30	$(1.82)	$0.15	$(1.19)
Income from discontinued operations	0.03	0.06	0.06	0.06
Diluted net income (loss) attributable to Trinity Industries, Inc.	$1.33	$(1.76)	$0.21	$(1.13)
(1) Impairment of long-lived assets during the three months ended June 30, 2020 relates to our small cube covered hopper railcars. See Note 11 for further information.
(2) Other expense during the three months ended December 31, 2020 includes $151.5 million related to the settlement of our Pension Plan. See Note 10 for further information.
(3) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers concluded that these procedures were effective to 1) ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and 2) accumulate and communicate this information to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
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
During the three months ended December 31, 2021, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2022

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 – Election of Directors” in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2022 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2022 Proxy Statement. There were no delinquent Section 16(a) reports.
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
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2022 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company's 2022 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation – Human Resources Committee Report” in the Company's 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2022 Proxy Statement, under the caption “Security Ownership – Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2021.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock awards	2,689,565	(1)	$—
Performance units	1,155,281	(1)	$—
	4,144,846			1,951,736
Equity compensation plans not approved by security holders	—	(2)		—
Total	4,144,846			1,951,736
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2021, there were 117,626 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. Information about the Deferred Compensation Plan is incorporated herein by reference from the Company's 2022 Proxy Statement, under the caption “Executive Compensation – Compensation Discussion and Analysis – Components of Compensation – Post-employment Benefits.” At December 31, 2021, there were 41,753 stock units credited to the accounts of participants under the Deferred Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2022 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance – Independence of Directors” in the Company's 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2021 and 2020” in the Company's 2022 Proxy Statement.

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
(2.1)
Purchase and Sale Agreement, dated November 3, 2021, by and between Trinity Industries, Inc. and Rush Hour Intermediate II, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed November 4, 2021).

(3.1)
Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., effective May 3, 2021 (filed herewith).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).
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
(4.3)
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.1)
Form of Change in Control Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and other senior executives (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 25, 2019).*

(10.2)	Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).*
(10.3)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.4)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).*
(10.4.1)
Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.4.2)
Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.4.3)
Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.4.4)
Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.5)	Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 3, 2017).*

NO.	DESCRIPTION
(10.5.1)
First Amendment to the Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).*

(10.5.2)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*
(10.5.3)
Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.5.4)
Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.5.5)
Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.7.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.5.6)	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017-2018 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).*
(10.5.7)	Form of Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 9, 2019).*
(10.5.8)	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 9, 2019).*
(10.5.9)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.10)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.11)	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).*
(10.6)
Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.6.1)
Form of Transition Compensation Plan and Agreement entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.7)	First Amended and Restated Trinity Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 9, 2018).*
(10.8)	Board Compensation Summary Sheet (filed herewith).*
(10.9)
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

(10.9.1)
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 17, 2020, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020).

(10.9.2)
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 16, 2021, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

(10.9.3)
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 9, 2021, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

(10.9.4)
Supplement to Subsidiary Guaranty, dated April 22, 2019, in favor of JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

NO.	DESCRIPTION
(10.10)
Fifth Amended and Restated Warehouse Loan Agreement dated as of March 15, 2021, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 17, 2021).

(10.11)
Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

(10.12)
Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

(10.13)
Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*

(10.14)
Amended and Restated Term Loan Agreement dated as of November 8, 2018, among Trinity Rail Leasing 2017 LLC; Crédit Agricole Corporate and Investment Bank, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank National Association, as Collateral Agent, Custodian and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 15, 2018).

(10.15)
Master Indenture dated June 20, 2018, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

(10.15.1)
Series 2020-1 Supplement dated October 19, 2020, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.22.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.16)	Tax Matters Agreement, dated as of October 31, 2018, by and between Trinity Industries, Inc. and Arcosa, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 1, 2018).
(10.17)
Master Indenture dated April 10, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

(10.17.1)
Series 2019-2 Supplement dated October 17, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

(10.18)
Master Indenture dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the annual period ended December 31, 2020). [Portions omitted]

(10.18.1)
Series 2020-2 Supplement dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.19)
Note Purchase Agreement dated May 4, 2021, by and among Trinity Rail Leasing 2012 LLC, Trinity Industries Leasing Company, RIV 2013 Rail Holdings LLC, TRP 2021 Railcar Holdings LLC, Credit Suisse Securities (USA) LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., BofA Securities, Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.19.1)
Master Indenture dated June 15, 2021, by and between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.19.2)
Series 2020-1 Supplement dated June 15, 2021, between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.20)
Note Purchase Agreement dated May 25, 2021, by and among TRIP Rail Master Funding LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, Triumph Rail Holdings LLC, Credit Suisse Securities (USA) LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, BofA Securities, Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.20.1)
Master Indenture dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

NO.	DESCRIPTION
(10.20.2)
Series 2021-2 Supplement dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.21)
Term Loan Agreement dated May 18, 2021, among TRIP Railcar Co., LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, the Lenders, Credit Suisse AG, New York Branch, as agent for the Lenders, and U.S. Bank National Association, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.21.1)	Notice of Optional Reduction of Commitment, dated May 25, 2021 (incorporated by reference to Exhibit 10.4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).
(10.21.2)
Asset Contribution and Purchase Agreement dated May 18, 2021 between TRIP Railcar Co., LLC and TRIP Rail Holdings LLC (incorporated by reference to Exhibit 10.4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.22)
Note Purchase Agreement dated June 22, 2021, by and among Trinity Industries Leasing Company, Trinity Rail Leasing 2021 LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., BofA Securities, Inc., Citizens Capital Markets, Inc., Credit Suisse Securities (USA) LLC, PNC Capital Markets LLC, and Regions Securities LLC (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.22.1)
Master Indenture dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.5.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.22.2)
Series 2021-1 Supplement dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.5.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.22.3)
Purchase and Contribution Agreement dated June 30, 2021, by and among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2021 LLC (incorporated by reference to Exhibit 10.5.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.23)
Stock Purchase Agreement dated April 29, 2021, by and among Trinity Industries, Inc. and ValueAct Capital Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.24)
Stock Purchase Agreement dated December 31, 2021, by and among Trinity Industries, Inc. and ValueAct Capital Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 5, 2022).

(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(22.1)	Subsidiary guarantors and issuers of guaranteed securities (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 115 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
13.Registration Statement (Form S-8, No. 333-183941),
14.Registration Statement (Form S-8, No. 333-203876),
15.Registration Statement (Form S-8, No. 333-215067), and
16.Registration Statement (Form S-8, No. 333-230537)
of our reports dated February 17, 2022, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. for the year ended December 31, 2021.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 17, 2022	Dated: February 17, 2022

/s/ William P. Ainsworth
William P. Ainsworth	Principal Financial Officer:
Director
Dated: February 17, 2022	/s/ Eric R. Marchetto
Eric R. Marchetto
/s/ Jason G. Anderson	Executive Vice President and Chief Financial Officer
Jason G. Anderson	Dated: February 17, 2022
Director
Dated: February 17, 2022
Principal Accounting Officer:
/s/ John J. Diez
John J. Diez	/s/ Steven L. McDowell
Director	Steven L. McDowell
Dated: February 17, 2022	Vice President and Chief Accounting Officer
Dated: February 17, 2022
/s/ Tyrone M. Jordan
Tyrone M. Jordan
Director
Dated: February 17, 2022

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 17, 2022

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 17, 2022