Form 10-Q
period 2022-03-31
TRINITY INDUSTRIES INC
filed 2022-04-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
Yes ☐ No ☑
At April 20, 2022, the number of shares of common stock, $0.01 par value, outstanding was 83,342,128.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Revenues:
Manufacturing	$289.8	$147.4
Leasing	182.9	183.3
	472.7	330.7
Operating costs:
Cost of revenues:
Manufacturing	295.6	149.6
Leasing	102.9	96.7
	398.5	246.3
Selling, engineering, and administrative expenses:
Manufacturing	9.7	8.6
Leasing	12.8	11.3
Other	22.2	24.8
	44.7	44.7
Gains on dispositions of property:
Lease portfolio sales	11.8	1.7
Other	13.5	9.8
	25.3	11.5
Restructuring activities, net	—	(0.3)
Total operating profit	54.8	51.5
Other (income) expense:
Interest expense, net	43.5	51.3
Other, net	(1.6)	1.2
	41.9	52.5
Income (loss) from continuing operations before income taxes	12.9	(1.0)
Provision (benefit) for income taxes:
Current	1.8	4.7
Deferred	1.2	(0.7)
	3.0	4.0
Income (loss) from continuing operations	9.9	(5.0)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(2.0) and $2.3	(6.9)	6.3
Loss on sale of discontinued operations, net of benefit for income taxes of $0.4 and $—	(1.1)	—
Net income	1.9	1.3
Net income (loss) attributable to noncontrolling interest	2.6	(2.0)
Net income (loss) attributable to Trinity Industries, Inc.	$(0.7)	$3.3

Basic earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	(0.10)	0.06
Basic net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.03
Diluted earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	(0.10)	0.06
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.03
Weighted average number of shares outstanding:
Basic	82.9	110.2
Diluted	85.5	110.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$1.9	$1.3
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains arising during the period, net of tax expense of $4.4 and $2.0	14.7	6.2
Reclassification adjustments for (gains) losses included in net income, net of tax benefit of $0.9 and $0.9	2.5	(0.9)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $— and $—	0.1	0.1
	17.3	5.4
Comprehensive income	19.2	6.7
Less: comprehensive income (loss) attributable to noncontrolling interest	2.8	(1.7)
Comprehensive income attributable to Trinity Industries, Inc.	$16.4	$8.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$143.2	$167.3
Receivables, net of allowance	190.1	227.6
Income tax receivable	4.7	5.4
Inventories:
Raw materials and supplies	342.9	278.4
Work in process	137.8	91.6
Finished goods	27.7	62.9
	508.4	432.9
Restricted cash, including partially-owned subsidiaries of $59.6 and $58.6	208.2	135.1
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,926.6 and $1,927.7	9,106.8	9,105.6
Less accumulated depreciation, including partially-owned subsidiaries of $580.1 and $568.4	(2,303.2)	(2,258.7)
	6,803.6	6,846.9
Goodwill	154.2	154.2
Other assets	278.8	266.5
Total assets	$8,291.2	$8,235.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$237.5	$206.4
Accrued liabilities	271.3	307.4
Debt:
Recourse	448.8	398.7
Non-recourse:
Wholly-owned subsidiaries	3,570.9	3,555.8
Partially-owned subsidiaries	1,207.8	1,216.1
	5,227.5	5,170.6
Deferred income taxes	1,110.6	1,106.8
Other liabilities	148.7	147.9
Total liabilities	6,995.6	6,939.1

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	5.3	—
Retained earnings	1,026.6	1,046.6
Accumulated other comprehensive income (loss)	0.1	(17.0)
Treasury stock	(0.8)	(0.6)
	1,032.0	1,029.8
Noncontrolling interest	263.6	267.0
Total stockholders' equity	1,295.6	1,296.8
Total liabilities and stockholders' equity	$8,291.2	$8,235.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating activities:
Net income	$1.9	$1.3
(Income) loss from discontinued operations, net of income taxes	6.9	(6.3)
Loss on sale of discontinued operations, net of income taxes	1.1	—
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	66.9	64.6
Stock-based compensation expense	5.1	5.1
Provision (benefit) for deferred income taxes	1.2	(0.7)
Net gains on lease portfolio sales	(10.5)	(1.7)
Gains on dispositions of property and other assets	(8.4)	(10.5)
Gains on insurance recoveries from property damage	(6.4)	—
Non-cash interest expense	3.3	3.0
Other	0.5	5.4
Changes in operating assets and liabilities:
(Increase) decrease in receivables	37.5	12.1
(Increase) decrease in income tax receivable	0.7	1.2
(Increase) decrease in inventories	(75.5)	8.7
(Increase) decrease in other assets	(4.8)	6.4
Increase (decrease) in accounts payable	26.6	(3.5)
Increase (decrease) in accrued liabilities	(18.3)	(11.3)
Increase (decrease) in other liabilities	0.7	(4.5)
Net cash provided by operating activities – continuing operations	28.5	69.3
Net cash provided by (used in) operating activities – discontinued operations	(8.0)	0.4
Net cash provided by operating activities	20.5	69.7

Investing activities:
Proceeds from dispositions of property and other assets	15.6	19.8
Proceeds from lease portfolio sales	71.1	17.3
Capital expenditures – leasing	(84.6)	(107.9)
Capital expenditures – manufacturing and other	(2.3)	(7.4)
Acquisitions, net of cash acquired	—	(16.6)
Other	—	(0.1)
Net cash used in investing activities – continuing operations	(0.2)	(94.9)
Net cash used in investing activities – discontinued operations	—	(1.1)
Net cash used in investing activities	(0.2)	(96.0)

Financing activities:
Payments to retire debt	(73.0)	(185.3)
Proceeds from issuance of debt	127.2	327.7
Shares repurchased	—	(35.7)
Dividends paid to common shareholders	(19.1)	(23.2)
Purchase of shares to satisfy employee tax on vested stock	(0.2)	(0.1)
Distributions to noncontrolling interest	(6.2)	—
Net cash provided by financing activities	28.7	83.4
Net increase in cash, cash equivalents, and restricted cash	49.0	57.1
Cash, cash equivalents, and restricted cash at beginning of period	302.4	228.4
Cash, cash equivalents, and restricted cash at end of period	$351.4	$285.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income (loss)	—	—	—	(0.7)	—	—	—	(0.7)	2.6	1.9
Other comprehensive income	—	—	—	—	17.1	—	—	17.1	0.2	17.3
Cash dividends declared on common stock (1)	—	—	—	(19.3)	—	—	—	(19.3)	—	(19.3)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.2)	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Balances at March 31, 2022	83.3	$0.8	$5.3	$1,026.6	$0.1	—	$(0.8)	$1,032.0	$263.6	$1,295.6

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	1.0	—	—	—	(0.8)	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9
(1) Dividends of $0.23 and $0.21 per common share for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2022 presentation.
Due to seasonal and other factors, including the ongoing impacts of the coronavirus pandemic (“COVID-19”), the results of operations for the three months ended March 31, 2022 may not be indicative of expected results of operations for the year ending December 31, 2022. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021.
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
We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. See Note 2 for further information related to the sale of THP.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded on the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of March 31, 2022. We had no sales-type leases as of December 31, 2021.

We report all sales of railcars from the lease fleet and selling profit or loss associated with sales-type leases as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Rail Products Group
Our railcar manufacturing business recognizes revenue related to new railcars when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are unable to estimate the final consideration until the railcar is delivered.
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $12.9 million and $4.5 million as of March 31, 2022 and December 31, 2021, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2022 and the percentage of the outstanding performance obligations as of March 31, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at March 31, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,209.3
Leasing Group	686.1
	$1,895.4	59.5%
Sustainable railcar conversions	$128.2	95.6%
Maintenance services	$2.2	100.0%

Railcar Leasing and Management Services Group	$69.8	17.8%
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
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to fifteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of March 31, 2022, we had no material finance leases in which we were the lessee. As applicable, the lease liability is reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.

The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Operations
Operating lease expense	$4.2	$3.5
Short-term lease expense	$0.1	$—

Consolidated Statements of Cash Flows
Cash flows from operating activities	$4.2	$3.5
Right-of-use assets recognized in exchange for new lease liabilities	$11.1	$11.0

	March 31, 2022	December 31, 2021
Consolidated Balance Sheets
Right-of-use assets (1)	$88.5	$82.8
Lease liabilities (2)	$112.3	$106.3
Weighted average remaining lease term	10.4 years	10.8 years
Weighted average discount rate	2.9%	3.0%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining nine months of 2022	$9.2	$5.7	$14.9
2023	10.5	7.2	17.7
2024	7.0	6.3	13.3
2025	5.2	5.6	10.8
2026	4.9	5.2	10.1
Thereafter	7.6	56.7	64.3
Total operating lease payments	$44.4	$86.7	$131.1
Less: Present value adjustment			(18.8)
Total operating lease liabilities			$112.3
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of March 31, 2022, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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

The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating lease revenues	$163.6	$163.0
Variable operating lease revenues	$13.2	$13.4
Interest income on sales-type lease receivables	$0.1	$—
Profit recognized at sales-type lease commencement (1)	$1.3	$—
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining nine months of 2022	$421.4
2023	436.7
2024	330.0
2025	237.3
2026	157.0
Thereafter	283.2
Total	$1,865.6
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions)(1):

Remaining nine months of 2022	$0.8
2023	1.1
2024	1.1
2025	1.1
2026	1.1
Thereafter	11.0
Total	16.2
Less: Unearned interest income	(5.5)
Net investment in sales-type leases (1)	$10.7
(1) Included in other assets in our Consolidated Balance Sheets.
Financial Instruments
We consider all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year.
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, including restricted cash and receivables. We place our cash investments in bank deposits, investment grade, short-term debt instruments, and highly-rated commercial paper. We limit the amount of credit exposure to any one commercial issuer. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.

Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the three months ended March 31, 2022, we recognized approximately $0.5 million of credit loss expense and wrote off $1.0 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.5 million at December 31, 2021 to $10.0 million at March 31, 2022. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
Acquisitions
In January 2021, we completed the acquisition of a company that owns and operates proprietary railcar cleaning technology systems. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. This transaction resulted in goodwill of $7.0 million. There was no acquisition activity for the three months ended March 31, 2022.
Goodwill
As of both March 31, 2022 and December 31, 2021, the carrying amount of our goodwill totaled $154.2 million, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$3.1	$11.3
Warranty costs incurred	(1.2)	(0.5)
Warranty originations and revisions	1.6	(3.7)
Warranty expirations	(0.3)	(0.2)
Ending balance	$3.2	$6.9
Note 2. Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. During the three months ended March 31, 2022, we recorded a loss of $1.5 million ($1.1 million, net of income taxes) related to additional transaction costs incurred in the period. We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q.

In connection with the sale, Trinity and Rush Hour entered into various agreements to effect the transaction and provide a framework for their relationship after the separation, including a purchase and sale agreement, a transition services agreement, and a lease agreement. The transition services have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of THP. The amount billed for transition services provided under the above agreements is not expected to be material to our results of operations. Additionally, in connection with the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses incurred during the three months ended March 31, 2022 and that may be incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of THP's operating results included in income (loss) from discontinued operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues	$—	$68.1
Cost of revenues	—	49.5
Selling, engineering, and administrative expenses	8.9	10.0
Income (loss) from discontinued operations before income taxes	(8.9)	8.6
Provision (benefit) for income taxes	(2.0)	1.9
Income (loss) from discontinued operations, net of income taxes	$(6.9)	$6.7
Other discontinued operations
In addition to the THP operating results above, a loss of $0.4 million included in income (loss) from discontinued operations, net of income taxes for the three months ended March 31, 2021 related to the spin-off of Arcosa, Inc.
Note 3. Derivative Instruments and Fair Value Accounting
Derivative Instruments
We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss ("AOCI") as a separate component of stockholders' equity. These accumulated gains or losses are reclassified into earnings in the periods during which the hedged transactions affect earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 8 for a description of our debt instruments.

Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2022
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.6	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.4	$0.5
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.3)	$—
Open hedge:
2017 promissory notes – interest rate swap	$454.7	2.66%	$(0.7)	$0.2	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense – increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2022	2021
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$—	$0.1	$0.2
TRIP Holdings warehouse loan	$0.4	$0.5	$0.9
2017 promissory notes – interest rate cap	$—	$—	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$2.8	$3.1	$11.2
(1) Based on the fair value of open hedges as of March 31, 2022.
Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at March 31, 2022		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
			2022	2021
(in millions)
$35.0	$1.4	$(1.5)	$0.2	$(3.7)	$(1.5)
(1) Based on the fair value of open hedges as of March 31, 2022.
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

Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2022	December 31, 2021
	(in millions)
Assets:
Cash equivalents	$80.5	$11.4
Restricted cash	208.2	135.1
Total assets	$288.7	$146.5
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

	Level 2
	March 31, 2022	December 31, 2021
	(in millions)
Assets:
Foreign currency hedge (1)	$1.4	$—
Total assets	$1.4	$—

Liabilities:
Interest rate hedge (2)	$0.7	$21.0
Foreign currency hedge (2)	—	0.1
Total liabilities	$0.7	$21.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2022 and December 31, 2021, we have no assets measured as Level 3 in the fair value hierarchy.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$182.9	$289.8	$—	$—	$472.7
Intersegment revenue	0.2	101.3	(101.3)	(0.2)	—
Total revenues	$183.1	$391.1	$(101.3)	$(0.2)	$472.7

	Three Months Ended March 31, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$183.3	$147.4	$—	$—	$330.7
Intersegment revenue	0.2	113.6	(111.3)	(2.5)	—
Total revenues	$183.5	$261.0	$(111.3)	$(2.5)	$330.7
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$79.8	$78.3
Rail Products Group	0.8	(8.8)
Segment Totals	80.6	69.5
Corporate and other	(15.7)	(16.1)
Restructuring activities, net	—	0.3
Eliminations – Lease Subsidiary	(8.8)	(1.8)
Eliminations – Other	(1.3)	(0.4)
Consolidated operating profit	54.8	51.5
Other (income) expense	41.9	52.5
Provision (benefit) for income taxes	3.0	4.0
Income (loss) from discontinued operations, net of income taxes	(6.9)	6.3
Loss on sale of discontinued operations, net of income taxes	(1.1)	—
Net income	$1.9	$1.3

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
At March 31, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $139.8 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has wholly-owned subsidiaries known as Triumph Rail LLC ("Triumph Rail") and TRIP Railcar Co. LLC ("TRIP Railcar Co."). RIV 2013 has a wholly owned-subsidiary known as TRP 2021 LLC ("TRP-2021"). TILC is the contractual servicer for Triumph Rail, TRIP Railcar Co., and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
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
Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 10% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 10% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At March 31, 2022, the carrying value of TILC’s equity investment in Signal Rail was $6.4 million, which is included in other assets in our Consolidated Balance Sheet. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	March 31, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.7	$—	$2.7	$—	$2.7
Accounts receivable	81.6	10.1	91.7	—	91.7
Property, plant, and equipment, net	5,678.7	1,555.5	7,234.2	(776.9)	6,457.3
Restricted cash	148.6	59.6	208.2	—	208.2
Other assets	84.4	2.0	86.4	—	86.4
Total assets	$5,996.0	$1,627.2	$7,623.2	$(776.9)	$6,846.3

Accounts payable and accrued liabilities	$97.7	$28.9	$126.6	$—	$126.6
Debt, net	3,570.9	1,207.8	4,778.7	—	4,778.7
Deferred income taxes	1,103.3	0.9	1,104.2	(185.4)	918.8
Other liabilities	42.6	—	42.6	—	42.6
Total liabilities	4,814.5	1,237.6	6,052.1	(185.4)	5,866.7
Noncontrolling interest	—	263.6	263.6	—	263.6
Total Equity	$1,181.5	$126.0	$1,307.5	$(591.5)	$716.0

	December 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.4	$—	$3.4	$—	$3.4
Accounts receivable	90.7	10.1	100.8	—	100.8
Property, plant, and equipment, net	5,706.1	1,570.6	7,276.7	(779.1)	6,497.6
Restricted cash	76.5	58.6	135.1	—	135.1
Other assets	67.3	2.1	69.4	—	69.4
Total assets	$5,944.0	$1,641.4	$7,585.4	$(779.1)	$6,806.3

Accounts payable and accrued liabilities	$113.4	$30.1	$143.5	$—	$143.5
Debt, net	3,555.8	1,216.1	4,771.9	—	4,771.9
Deferred income taxes	1,114.2	1.1	1,115.3	(176.6)	938.7
Other liabilities	35.6	—	35.6	—	35.6
Total liabilities	4,819.0	1,247.3	6,066.3	(176.6)	5,889.7
Noncontrolling interest	—	267.0	267.0	—	267.0
Total Equity	$1,125.0	$127.1	$1,252.1	$(602.5)	$649.6
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

	Three Months Ended March 31,
	2022	2021	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$183.1	$183.5	(0.2)%

Operating profit (1):
Leasing and management	$68.0	$76.6	(11.2)%
Lease portfolio sales (2)	11.8	1.7	*
Total operating profit	$79.8	$78.3	1.9%
Total operating profit margin	43.6%	42.7%

Leasing and management operating profit margin	37.1%	41.7%

Selected expense information:
Depreciation (3)	$57.2	$54.6	4.8%
Maintenance and compliance	$29.2	$25.6	14.1%
Rent and ad valorem taxes	$5.0	$4.6	8.7%
Selling, engineering, and administrative expenses	$12.8	$11.3	13.3%
Interest	$38.7	$45.7	(15.3)%
* Not meaningful
(1) Operating profit includes: depreciation; fleet operating costs, which include maintenance, compliance, freight, and storage; rent and ad valorem taxes; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(2) Includes $1.3 million selling profit associated with sales-type leases for the three months ended March 31, 2022.
(3) Depreciation expense increased $2.2 million for the three months ended March 31, 2022 as a result of the disposal of certain railcar components associated with our sustainable railcar conversion program.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Lease portfolio sales	$71.1	$17.3
Operating profit on lease portfolio sales (1)	$10.5	$1.7
Operating profit margin on lease portfolio sales	14.8%	9.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the three months ended March 31, 2022.
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

	Remaining nine months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$415.2	$431.3	$327.2	$235.4	$155.8	$283.1	$1,848.0
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2022 consisted primarily of non-recourse debt. As of March 31, 2022, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $4,896.5 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2022 was $770.7 million. See Note 8 for more information regarding the Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Holdings held equipment with a net book value of $1,101.3 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. TRP-2021 equipment with a net book value of $454.2 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining nine months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.1	$10.4	$6.9	$5.2	$4.9	$7.6	$44.1
Future contractual minimum rental revenues	$6.2	$5.4	$2.8	$1.9	$1.2	$0.1	$17.6
Operating lease obligations totaling $1.6 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.3 million, which is excluded from the table above.
Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2022	December 31, 2021
	(in millions)
Manufacturing/Corporate:
Land	$16.3	$17.4
Buildings and improvements	376.9	377.4
Machinery and other	413.3	415.1
Construction in progress	22.3	18.1
	828.8	828.0
Less: accumulated depreciation	(482.5)	(478.7)
	346.3	349.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	21.5	20.7
Equipment on lease	7,066.8	7,061.3
	7,088.3	7,082.0
Less: accumulated depreciation	(1,409.6)	(1,375.9)
	5,678.7	5,706.1
Partially-owned subsidiaries:
Equipment on lease	2,241.8	2,242.9
Less: accumulated depreciation	(686.3)	(672.3)
	1,555.5	1,570.6

Deferred profit on railcars sold to the Leasing Group	(1,052.1)	(1,047.3)
Less: accumulated amortization	275.2	268.2
	(776.9)	(779.1)
	$6,803.6	$6,846.9

Note 8. Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Corporate – Recourse:
Revolving credit facility	$50.0	$—
Senior notes, net of unamortized discount of $0.1 and $0.1	399.9	399.9
	449.9	399.9
Less: unamortized debt issuance costs	(1.1)	(1.2)
Total recourse debt	448.8	398.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.5 and $0.5	2,228.1	2,257.5
2017 promissory notes, net of unamortized discount of $7.3 and $7.8	747.7	760.2
TILC warehouse facility	617.4	561.8
	3,593.2	3,579.5
Less: unamortized debt issuance costs	(22.3)	(23.7)
	3,570.9	3,555.8
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	897.3	903.5
TRIP Railcar Co. term loan	321.0	323.7
	1,218.3	1,227.2
Less: unamortized debt issuance costs	(10.5)	(11.1)
	1,207.8	1,216.1
Total non–recourse debt	4,778.7	4,771.9
Total debt	$5,227.5	$5,170.6
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

	March 31, 2022	December 31, 2021
	(in millions)
Level 1	$1,736.1	$1,645.7
Level 2	406.5	420.8
Level 3	3,046.3	3,215.4
	$5,188.9	$5,281.9
Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. During the three months ended March 31, 2022, we had total borrowings of $70.0 million and total repayments of $20.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $28.3 million. Of the $371.7 million remaining unused amount, $192.1 million was available for borrowing as of March 31, 2022. The outstanding letters of credit as of March 31, 2022 are scheduled to expire in July 2022. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of March 31, 2022. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of March 31, 2022).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In December 2021, we amended our revolving credit facility to increase the maximum leverage ratio through June 30, 2022. As of March 31, 2022, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the three months ended March 31, 2022, we had total borrowings of $57.2 million and total repayments of $1.6 million under the TILC warehouse loan facility. The entire unused facility amount of $382.6 million was available as of March 31, 2022 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a facility margin of 185 basis points, for an all-in interest rate of 2.09% at March 31, 2022.
Subsequent event – TRL-2022 – On April 20, 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, entered into a Note Purchase Agreement dated April 20, 2022 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance and sale of an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes will bear interest at a fixed rate of 4.55%, will be payable monthly, and will have a stated final maturity date of May 20, 2052. The TRL-2022 Notes will be obligations of TRL-2022 and will be non-recourse to Trinity. The obligations will be secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2022.
Terms and conditions of our other long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2021 Annual Report on Form 10-K.
Note 9. Income Taxes
The effective tax rate from continuing operations for the three months ended March 31, 2022 was 23.3%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, and the benefits of excess deductions on equity compensation.
For the three months ended March 31, 2021, we recorded income tax expense of $4.0 million on a loss from continuing operations before income taxes of $1.0 million, primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized.
The total income tax receivable position as of March 31, 2022 was $4.7 million.
Our tax years through 2019 are effectively settled. The audit of our 2013 tax year was accepted by the Joint Committee of Taxation with no unresolved issues. We have received a partial acceptance of our 2020 tax return and expect to receive a final acceptance during 2022. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2016 forward. We believe we are appropriately reserved for any potential matters.
Note 10. Employee Retirement Plans
Our defined contribution expense for the three months ended March 31, 2022 and 2021 was $2.1 million and $2.4 million, respectively.
The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.2 million for both the three months ended March 31, 2022 and 2021. The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Pension Plan Termination
In September 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020, which resulted in the Company no longer having any remaining funded pension plan obligations. Upon settlement, we recognized a pre-tax non-cash pension settlement charge in the fourth quarter of 2020 of $151.5 million, which was inclusive of all unamortized losses previously recorded in AOCI.
During the three months ended March 31, 2021, we used $1.2 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan, which is included in other, net (income) expense in our Consolidated Statements of Operations. There were no pension administrative expenses during the three months ended March 31, 2022. The remaining surplus of the Pension Plan of $0.6 million will be used to fund final pension administrative expenses. We expect that any remaining surplus would be used for other corporate purposes, subject to applicable taxes.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the three months ended March 31, 2022 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2021	$(1.3)	$(12.2)	$(3.5)	$(17.0)
Other comprehensive income, net of tax, before reclassifications	—	14.7	—	14.7
Amounts reclassified from AOCI, net of tax benefit of $—, $0.9, $—, and $0.9	—	2.5	0.1	2.6
Less: noncontrolling interest	—	(0.2)	—	(0.2)
Other comprehensive income	—	17.0	0.1	17.1
Balances at March 31, 2022	$(1.3)	$4.8	$(3.4)	$0.1
See Note 3 for information on the reclassification of amounts in AOCI into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense, net for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.
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

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of Shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1	(1)
January 1, 2022 through March 31, 2022	—	—	$98.1	(1)
Total	5,155,491	$151.9
(1) Remaining authorization includes $25.0 million of committed share repurchases under the terms of the ASR. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR.
During the three months ended March 31, 2021, share repurchases totaled 1.3 million, at a cost of approximately $36.8 million, under a previous share repurchase program, which was completed in the third quarter of 2021. Certain shares of stock repurchased during March 2021, totaling $2.9 million, were cash settled in April 2021 in accordance with normal settlement practices.

Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.1 million for both the three months ended March 31, 2022 and 2021. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least 10 years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2022:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	648	$30.87
Performance units	108,127	$38.26

Note 13. Earnings Per Common Share
Basic net income (loss) attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income (loss) attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested RSAs that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income (loss) attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented. There were 2.4 million dilutive equivalents from restricted stock and stock options excluded from the computation of diluted earnings per common share for the three months ended March 31, 2021 as we incurred a loss from continuing operations for the period, and any effect on loss per common share would have been antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc.

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Income (loss) from continuing operations	$9.9	$(5.0)
Less: Net (income) loss attributable to noncontrolling interest	(2.6)	2.0
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	7.3	(3.0)
Income (loss) from discontinued operations, net of income taxes	(6.9)	6.3
Loss on sale of discontinued operations, net of income taxes	(1.1)	—
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(8.0)	6.3
Net income (loss) attributable to Trinity Industries, Inc.	$(0.7)	$3.3

Basic weighted average shares outstanding	82.9	110.2
Effect of dilutive securities	2.6	—
Diluted weighted average shares outstanding	85.5	110.2

Basic earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	(0.10)	0.06
Basic net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.03
Diluted earnings per common share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	(0.10)	0.06
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.03

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1
Antidilutive stock options	—	—

Note 14. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, in which the U.S. Government declined to intervene, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the ET Plus. On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and THP “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim," and the District Court entered judgment on the verdict in the total amount of $682.4 million. On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and THP. On January 7, 2019, the United States Supreme Court denied Mr. Harman's petition for certiorari seeking review of the Fifth Circuit's decision. The denial of Mr. Harman's petition ended this action.
Pursuant to the purchase and sale agreement related to the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including those liabilities resulting from or arising out of (a) the proceedings set forth under “State actions” and "Missouri class action" below and (b) any other proceedings to the extent resulting from or arising out of ET Plus systems or specified ET Plus component parts that are both (i) manufactured prior to December 31, 2021, and (ii) sold in the United States on or prior to April 30, 2022, or related warranty obligations with respect thereto.
State actions
Mr. Harman also has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter, which is scheduled for trial on April 17, 2023. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), Mr. Harman alleged the Company violated the Tennessee False Claim Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. The State of Tennessee Attorney General has filed a Notice of Election to Decline Intervention in this matter. On January 10, 2022, the trial court granted Trinity’s Motion to Dismiss Harman’s Second Amended Complaint and entered an order dismissing Mr. Harman’s complaint with prejudice. On February 7, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order dismissing the case, which remains pending. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
In a similar New Jersey state qui tam action (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County) that was previously dismissed by the trial court, Mr. Harman sought leave to file an amended complaint pursuant to the New Jersey False Claims Act. On February 16, 2022, the trial court denied Mr. Harman’s motion. On March 9, 2022, Mr. Harman filed a motion for reconsideration of the trial court’s order denying leave to file an amended complaint. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.

In a similar Massachusetts state qui tam action filed by Mr. Harman (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court), Mr. Harman alleged the Company violated the Massachusetts False Claims Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. The State of Massachusetts Attorney General has filed a Notice of Election to Decline Intervention in this matter. The parties have reached an agreement in principle to settle all claims in this matter without any admission of liability or fault for $5.0 million. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The settlement is subject to completion of a formal settlement agreement and final court approval. During the three months ended March 31, 2022, the Company recorded a $5.0 million charge and a corresponding liability for this matter, which was included in income (loss) from discontinued operations, net of income taxes, in our Consolidated Statement of Operations and is included in the amounts described below under “Other matters.” Although the parties have reached an agreement in principle to settle this litigation, there is, however, no assurance that a final settlement will be reached or, if a settlement is reached, that the charge, which represents the Company’s current best estimate of the costs to resolve this matter, will represent the actual costs of the settlement. If a settlement is unable to be reached, the Company will continue to vigorously defend the action.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, and California were dismissed.
Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in the Virginia, Tennessee and New Jersey state qui tam actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.
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
The parties have reached an agreement in principle to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The settlement is subject to completion of a formal settlement agreement and final court approval. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement is probable and the estimated costs to resolve this action. Although the parties have reached an agreement in principle to settle this litigation, there is, however, no assurance that a final settlement will be reached or, if a settlement is reached, that the charge, which represents the Company’s current best estimate of the costs to resolve this matter, will represent the actual costs of the settlement. If a settlement is unable to be reached, the Company will continue to vigorously defend the action. The accrual and related range of reasonably possible loss related to this matter are included in the amounts described below under "Other matters."

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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $41.6 million to $59.4 million, which includes our rights in indemnity and recourse to third parties of approximately $10.3 million, which is recorded in other assets on our Consolidated Balance Sheet as of March 31, 2022. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At March 31, 2022, total accruals of $42.0 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $17.8 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of March 31, 2022, we have utilized $6.5 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the first quarter of 2022, we recorded an insurance receivable of approximately $7.3 million for additional property damage recoveries that we expect to be reimbursed under the terms of our insurance policy, and we recorded a corresponding gain, net of the applicable deductible, of $6.4 million, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. Any additional property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as gains in future quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2021 Annual Report on Form 10-K.
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
•geopolitical events, including armed conflicts, and their impact on supply chains, pricing, and the global economy;
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2021 Annual Report on Form 10-K, this Form 10-Q and future Forms 10-Q and Current Reports on Forms 8-K.

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
We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses incurred during the three months ended March 31, 2022 and that may be incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 14 for information regarding the retained liabilities.
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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the three months ended March 31, 2022. While we continue to see signs of economic recovery, we are monitoring the evolving impacts of COVID-19 variants on the economy and our workforce, including reduced employee availability, and expect that our results of operations may remain under pressure in the near term.
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of the 2021 Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.
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
Financial and Operational Highlights
•Our revenues for the three months ended March 31, 2022 were $472.7 million, representing an increase of 42.9%, compared to the three months ended March 31, 2021. Our operating profit for the three months ended March 31, 2022 was $54.8 million compared to $51.5 million for the three months ended March 31, 2021.
•The Leasing Group's lease fleet of 107,090 company-owned railcars was 96.5% utilized as of March 31, 2022, compared to a lease fleet utilization of 94.5% on 107,970 company-owned railcars as of March 31, 2021. Our company-owned lease fleet include wholly-owned, partially-owned, and railcars under leased-in arrangements.
•For the three months ended March 31, 2022, we made a net investment in our lease fleet of approximately $13.5 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at March 31, 2022 was $1.9 billion, compared to $1.0 billion at March 31, 2021. The Rail Products Group received orders for 5,055 railcars and delivered 2,470 railcars in the three months ended March 31, 2022, in comparison to orders for 1,410 railcars and deliveries of 1,895 railcars in the three months ended March 31, 2021.
•The Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. During the three months ended March 31, 2022, sustainable railcar conversion revenues totaled $49.8 million, representing 445 railcars.
•For the three months ended March 31, 2022, we generated operating cash flows from continuing operations and Free Cash Flow After Investments and Dividends ("Free Cash Flow") of $28.5 million and $47.8 million(1), respectively, in comparison to $69.3 million and $90.5 million(1), respectively, for the three months ended March 31, 2021.
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
(2) In the second quarter of 2021, we entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P. ("ValueAct") in a privately negotiated transaction.
(3) In the third quarter of 2021, we completed the existing share repurchase program, and our Board of Directors authorized a new $250.0 million share repurchase program.
(4) In the fourth quarter of 2021, we entered into an additional stock repurchase agreement with ValueAct in a privately negotiated transaction. Additionally, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. See Note 12 of the Consolidated Financial Statements for more information on the ASR.
(5) There were no shares repurchased during the first quarter of 2022 due to the ongoing ASR.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.
Subsequent Events
TRL-2022 – On April 20, 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), entered into a Note Purchase Agreement dated April 20, 2022 (the "Note Purchase Agreement"). The Note Purchase Agreement provides for the issuance and sale of an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes will bear interest at a fixed rate of 4.55%, will be payable monthly, and will have a stated final maturity date of May 20, 2052.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues	$472.7	$330.7
Cost of revenues	398.5	246.3
Selling, engineering, and administrative expenses	44.7	44.7
Gains on dispositions of property	25.3	11.5
Restructuring activities, net	—	(0.3)
Total operating profit	54.8	51.5
Interest expense, net	43.5	51.3
Other, net	(1.6)	1.2
Income (loss) from continuing operations before income taxes	12.9	(1.0)
Provision (benefit) for income taxes	3.0	4.0
Income (loss) from continuing operations	$9.9	$(5.0)
Revenues

The tables below present revenues by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$182.9	$0.2	$183.1	(0.2)%
Rail Products Group	289.8	101.3	391.1	49.8%
Segment Totals	472.7	101.5	574.2	29.2%
Eliminations – Lease Subsidiary	—	(101.3)	(101.3)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$472.7	$—	$472.7	42.9%

	Three Months Ended March 31, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$183.3	$0.2	$183.5
Rail Products Group	147.4	113.6	261.0
Segment Totals	330.7	113.8	444.5
Eliminations – Lease Subsidiary	—	(111.3)	(111.3)
Eliminations – Other	—	(2.5)	(2.5)
Consolidated Total	$330.7	$—	$330.7

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$103.3	$105.2
Rail Products Group	390.3	269.8
Segment Totals	493.6	375.0
Corporate and other	15.7	16.1
Restructuring activities, net	—	(0.3)
Eliminations – Lease Subsidiary	(92.5)	(109.5)
Eliminations – Other	1.1	(2.1)
Consolidated Total	$417.9	$279.2
Operating Profit
Operating profit by segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$79.8	$78.3
Rail Products Group	0.8	(8.8)
Segment Totals	80.6	69.5
Corporate and other	(15.7)	(16.1)
Restructuring activities, net	—	0.3
Eliminations – Lease Subsidiary	(8.8)	(1.8)
Eliminations – Other	(1.3)	(0.4)
Consolidated Total	$54.8	$51.5
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended March 31, 2022 were $472.7 million, representing an increase of $142.0 million, or 42.9%, over the prior year period primarily due to higher external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended March 31, 2022 was $398.5 million, representing an increase of $152.2 million, or 61.8%, over the prior year period primarily due to higher costs associated with external deliveries in the Rail Products Group and higher fleet operating costs and increased depreciation in the Leasing Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses were flat for the three months ended March 31, 2022 when compared to the prior year period.
Gains on dispositions of property – Gains on dispositions of property increased by $13.8 million for the three months ended March 31, 2022, when compared to the prior year period primarily due to higher lease portfolio sales activity. Additionally, during the three months ended March 31, 2022, we recorded a $6.4 million gain related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.

Operating profit – Operating profit for the three months ended March 31, 2022 totaled $54.8 million, representing an increase of $3.3 million, or 6.4%, from the prior year period primarily due to higher lease portfolio sales activity, partially offset by higher costs associated with external deliveries in the Rail Products Group, as well as higher fleet operating costs and increased depreciation in the Leasing Group. Operating profit was favorably impacted in the current year period by gains related to insurance recoveries from damage sustained at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended March 31, 2022 totaled $43.5 million compared to $51.3 million for the three months ended March 31, 2021. The decrease in interest expense, net for the three months ended March 31, 2022 was primarily driven by lower overall borrowing costs associated with the Company's debt facilities resulting from debt refinancing activity during the second quarter of 2021, partially offset by higher overall average debt.
Income taxes – The effective tax rate from continuing operations for the three months ended March 31, 2022 was 23.3%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, and the benefits of excess deductions on equity compensation.
For the three months ended March 31, 2021, we recorded income tax expense of $4.0 million on a loss from continuing operations before income taxes of $1.0 million, primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2022	2021	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$183.1	$183.5	(0.2)%

Operating profit (1):
Leasing and management	$68.0	$76.6	(11.2)%
Lease portfolio sales (2)	11.8	1.7	*
Total operating profit	$79.8	$78.3	1.9%
Total operating profit margin	43.6%	42.7%

Leasing and management operating profit margin	37.1%	41.7%

Selected expense information:
Depreciation (3)	$57.2	$54.6	4.8%
Maintenance and compliance	$29.2	$25.6	14.1%
Rent and ad valorem taxes	$5.0	$4.6	8.7%
Selling, engineering, and administrative expenses	$12.8	$11.3	13.3%
Interest	$38.7	$45.7	(15.3)%
* Not meaningful
(1) Operating profit includes: depreciation; fleet operating costs, which include maintenance, compliance, freight, and storage; rent and ad valorem taxes; and selling, engineering, and administrative expenses. Amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges.
(2) Includes $1.3 million selling profit associated with sales-type leases for the three months ended March 31, 2022.
(3) Depreciation expense increased $2.2 million for the three months ended March 31, 2022 as a result of the disposal of certain railcar components associated with our sustainable railcar conversion program.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Lease portfolio sales	$71.1	$17.3
Operating profit on lease portfolio sales (1)	$10.5	$1.7
Operating profit margin on lease portfolio sales	14.8%	9.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the three months ended March 31, 2022.
Total revenues for the Railcar Leasing and Management Services Group decreased by 0.2% for the three months ended March 31, 2022 compared to the prior year period. Leasing and management revenues for the three months ended March 31, 2022 were impacted by lower rental rates and reduced lease fleet size, partially offset by higher utilization, which resulted in relatively flat revenues when compared to the three months ended March 31, 2021.
Operating profit for the Leasing Group increased by 1.9% for the three months ended March 31, 2022 compared to the prior year period and was favorably impacted by higher lease portfolio sale activity. Leasing and management operating profit decreased by 11.2% primarily due to higher fleet operating costs resulting from increases in the cost and volume of planned maintenance activities, as well as increased depreciation primarily related to sustainable railcar conversions.

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
Information regarding the Leasing Group’s lease fleet is as follows:

	March 31, 2022	March 31, 2021
Number of railcars:
Wholly-owned (1)	82,760	83,430
Partially-owned	24,330	24,540
	107,090	107,970
Investor-owned	29,740	26,610
	136,830	134,580
Company-owned railcars (2):
Average age in years	11.4	10.4
Average remaining lease term in years	2.9	3.2
Fleet utilization	96.5%	94.5%
(1) Includes 2,575 railcars and 2,045 railcars under leased-in arrangements as of March 31, 2022 and 2021, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended March 31,
	2022	2021	Percent
	($ in millions)		Change
Revenues:
Rail products (1)	$338.4	$203.5	66.3%
Maintenance services	43.0	48.1	(10.6)%
Other	9.7	9.4	3.2%
Total revenues	$391.1	$261.0	49.8%

Operating costs:
Cost of revenues	387.0	261.2	48.2%
Selling, engineering, and administrative expenses	9.7	8.6	12.8%
Gains on dispositions of property	(6.4)	—	*
Operating profit (loss)	$0.8	$(8.8)	109.1%
Operating profit (loss) margin	0.2%	(3.4)%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $49.8 million, representing 445 railcars, for the three months ended March 31, 2022, of which $27.8 million, representing 250 railcars, related to external customers and $22.0 million, representing 195 railcars, related to the Leasing Group.
Revenues and cost of revenues for the Rail Products Group increased for the three months ended March 31, 2022 by 49.8% and 48.2%, respectively, when compared to the prior year period. Revenues in our rail products business increased as a result of higher deliveries, while revenues in our maintenance services revenues decreased as a result of fewer repairs and HM-251 modifications. In our rail products business, the increase in cost of revenues was driven by higher deliveries and input cost inflation, as well as incremental costs associated with production line changeovers. In our maintenance services business, cost of revenues was negatively impacted by labor shortages leading to operating inefficiencies.
Operating profit for the three months ended March 31, 2022 was negatively impacted by deliveries of orders taken at the bottom of the cycle. Additionally, during the three months ended March 31, 2022, operating profit was favorably impacted by a $6.4 million gain related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of March 31, 2022, our backlog related to sustainable railcar conversions totaled $128.2 million, representing 1,275 railcars.

	March 31,
	2022	2021	Percent
	(in millions)		Change
External customers	$1,209.3	$694.1
Leasing Group	686.1	295.8
Total (1)	$1,895.4	$989.9	91.5%

	Three Months Ended March 31,
	2022	2021	Percent
			Change
Beginning balance	13,980	8,985
Orders received	5,055	1,410	258.5%
Deliveries	(2,470)	(1,895)	30.3%
Other adjustments (1)	(300)	—
Ending balance	16,265	8,500	91.4%
Average selling price in ending backlog	$116,532	$116,459	0.1%
(1) The adjustment for the three months ended March 31, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.

Total backlog dollars increased by 91.5% when compared to the prior year period primarily from an increase in orders received. Approximately 59.5% of our railcar backlog value is expected to be delivered during 2022, 26.7% in 2023, with the remainder to be delivered thereafter into 2025. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Revenues:
New railcars	$58.0	$92.5
Sustainable railcar conversions	$22.0	$—
Other maintenance services	$21.3	$18.8

Deferred profit	$8.8	$1.8

Number of new railcars (in units)	455	946
Number of sustainable railcar conversions (in units)	195	—
Corporate and other

	Three Months Ended March 31,
	2022	2021	Percent Change
	($ in millions)
Operating costs:
Selling, engineering, and administrative expenses	$22.2	$24.8	(10.5)%
Gains on dispositions of property	(6.5)	(8.7)	*
Operating loss	$(15.7)	$(16.1)	(2.5)%
* Not meaningful
Selling, engineering, and administrative expenses for the three months ended March 31, 2022 decreased 10.5%, compared to the three months ended March 31, 2021, primarily from lower litigation-related expenses and lower employee-related costs. Total operating costs in both periods were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of March 31, 2022, we have total committed liquidity of $717.9 million. Our total available liquidity includes: $143.2 million of unrestricted cash and cash equivalents; $192.1 million unused and available under our revolving credit facility; and $382.6 million unused and available under the TILC warehouse facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
Dividend Payments – We paid $19.1 million in dividends to our common stockholders during the three months ended March 31, 2022.
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

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1	(1)
January 1, 2022 through March 31, 2022	—	—	$98.1	(1)
Total	5,155,491	$151.9
(1) Remaining authorization includes $25.0 million of committed share repurchases under the terms of the ASR. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash flows from continuing operations:
Operating activities	$28.5	$69.3
Investing activities	(0.2)	(94.9)
Financing activities	28.7	83.4
Net cash flows from discontinued operations	(8.0)	(0.7)
Net increase in cash, cash equivalents, and restricted cash	$49.0	$57.1

Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2022 was $28.5 million compared to net cash provided by operating activities from continuing operations of $69.3 million for the three months ended March 31, 2021. The changes in our operating assets and liabilities are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(42.8)	$27.2
(Increase) decrease in income tax receivable	0.7	1.2
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	9.0	(19.3)
Changes in operating assets and liabilities	$(33.1)	$9.1

The changes in our operating assets and liabilities resulted in a net use of $33.1 million for the three months ended March 31, 2022, as compared to a net source of $9.1 million for the three months ended March 31, 2021. Operating assets were impacted by cyclical shifts in anticipation of higher volumes of railcar deliveries in future periods, as well as continued supply chain challenges.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $0.2 million compared to $94.9 million of net cash used in investing activities from continuing operations for the three months ended March 31, 2021. Significant investing activities are as follows:
•We made a net investment in our lease fleet of $13.5 million during the three months ended March 31, 2022, compared to $90.6 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•We acquired a company that owns and operates proprietary railcar cleaning technology systems during the three months ended March 31, 2021 for net cash of $16.6 million. We had no acquisitions during the three months ended March 31, 2022.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2022 was $28.7 million compared to $83.4 million of net cash provided by financing activities for the same period in 2021. Significant financing activities are as follows:
•During the three months ended March 31, 2022, we had total borrowings of $127.2 million and total repayments of $73.0 million, for net proceeds of $54.2 million, primarily from debt proceeds to support our investment in the lease fleet. During the three months ended March 31, 2021, we had total borrowings of $327.7 million and total repayments of $185.3 million, for net proceeds of $142.4 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $19.1 million and $23.2 million in dividends to our common stockholders during the three months ended March 31, 2022 and 2021, respectively.
•We repurchased common stock totaling $35.7 million during the three months ended March 31, 2021. Certain shares of stock repurchased during March 2021, totaling $2.9 million, were cash settled in April 2021 in accordance with normal settlement practices. There were no shares repurchased during the three months ended March 31, 2022.

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

Ratio	Covenant	Actual at March 31, 2022
Maximum leverage (1)	No greater than 4.00 to 1.00	2.80
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.45
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2022.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with March 31, 2022.
As of March 31, 2022, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

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
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2021 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of March 31, 2022, assets held by the Non-Guarantor Subsidiaries included $188.6 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $6,629.5 million of equipment securing certain non-recourse debt, and $472.6 million of assets located in foreign locations. As of December 31, 2021, assets held by the Non-Guarantor Subsidiaries included $79.6 million of restricted cash that was not available for distribution to the Parent, $6,595.5 million of equipment securing certain non-recourse debt, and $414.8 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Three Months Ended March 31, 2022
Summarized Statement of Operations:
Revenues (1)		$305.3
Cost of revenues (2)		$296.5
Income (loss) from continuing operations		$(21.7)
Net income (loss)		$(29.7)

	March 31, 2022	December 31, 2021
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (3)	$212.8	$245.8
Inventories	$476.9	$409.4
Property, plant, and equipment, net	$856.8	$953.3
Goodwill and other assets	$398.6	$385.7

Liabilities:
Accounts payable and accrued liabilities (4)	$339.2	$337.0
Debt	$448.8	$398.7
Deferred income taxes	$922.2	$926.2
Other liabilities	$147.7	$147.0
Noncontrolling interest	$263.6	$267.0
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the three months ended March 31, 2022.
(2) Cost of revenues includes $51.3 million of purchases from Non-Guarantor Subsidiaries during the three months ended March 31, 2022.
(3) Receivables, net of allowance includes $89.5 million and $93.5 million of receivables from Non-Guarantor Subsidiaries as of March 31, 2022 and December 31, 2021, respectively.
(4) Accounts payable includes $16.8 million and $29.7 million of payables to Non-Guarantor Subsidiaries as of March 31, 2022 and December 31, 2021, respectively.

Capital Expenditures
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
Off Balance Sheet Arrangements
As of March 31, 2022, we had letters of credit issued under our revolving credit facility in an aggregate amount of $28.3 million, the full amount of which is expected to expire in July 2022. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017 LLC, TILC's warehouse loan facility, the TRIP Railcar Co. LLC term loan, and our revolving credit facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash provided by operating activities – continuing operations	$28.5	$69.3
Proceeds from lease portfolio sales	71.1	17.3
Adjusted Net Cash Provided by Operating Activities	99.6	86.6
Capital expenditures – manufacturing and other	(2.3)	(7.4)
Dividends paid to common stockholders	(19.1)	(23.2)
Free Cash Flow (before Capital expenditures – leasing)	78.2	56.0
Equity CapEx for leased railcars	(30.4)	34.5
Total Free Cash Flow After Investments and Dividends	$47.8	$90.5

Capital expenditures – leasing	$84.6	$107.9
Less:
Payments to retire debt	(73.0)	(185.3)
Proceeds from issuance of debt	127.2	327.7
Net proceeds from (repayments of) debt	54.2	142.4
Equity CapEx for leased railcars	$30.4	$(34.5)
Contractual Obligations and Commercial Commitments
As of March 31, 2022, there have been no material changes to our contractual obligations from December 31, 2021.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in Item 7A of our 2021 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three months ended March 31, 2022.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2022 through January 31, 2022	44	$30.39	—	$98.1
February 1, 2022 through February 28, 2022	6,288	$29.52	—	$98.1
March 1, 2022 through March 31, 2022	9,309	$30.60	—	$98.1
Total	15,641		—
(1) These columns include the following transactions during the three months ended March 31, 2022: (i) the surrender to the Company of 6,242 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (ii) the purchase of 9,399 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3,311,258 shares repurchased as part of the ASR were delivered to us in January 2022, representing approximately 80% of the total notional value of the ASR. The final number of shares to be repurchased will be based on Trinity's volume-weighted average stock price, less a discount, during the term of the ASR, which is expected to be completed during the third quarter of 2022. There were no shares repurchased under the share repurchase program during the three months ended March 31, 2022. As of March 31, 2022, the Company had a remaining authorization to repurchase up to $98.1 million of its common stock under the share repurchase program. Approximately $73.1 million of the share repurchase program will remain after the completion of the ASR. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
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
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By:	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
April 27, 2022