Form 10-Q
period 2022-06-30
TRINITY INDUSTRIES INC
filed 2022-07-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
Yes ☐ No ☑
At July 20, 2022, the number of shares of common stock, $0.01 par value, outstanding was 82,008,444.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Manufacturing	$221.7	$108.3	$511.5	$255.7
Leasing	195.1	185.0	378.0	368.3
	416.8	293.3	889.5	624.0
Operating costs:
Cost of revenues:
Manufacturing	220.8	99.6	516.4	249.2
Leasing	104.8	102.5	207.7	199.2
	325.6	202.1	724.1	448.4
Selling, engineering, and administrative expenses:
Manufacturing	7.0	8.5	16.7	17.1
Leasing	12.6	13.2	25.4	24.5
Other	25.4	24.5	47.6	49.3
	45.0	46.2	89.7	90.9
Gains on dispositions of property:
Lease portfolio sales	26.9	11.1	38.7	12.8
Other	0.9	1.0	14.4	10.8
	27.8	12.1	53.1	23.6
Restructuring activities, net	1.0	(0.7)	1.0	(1.0)
Total operating profit	73.0	57.8	127.8	109.3
Other (income) expense:
Interest expense, net	49.7	51.0	93.2	102.3
Loss on extinguishment of debt	1.5	11.7	1.5	11.7
Other, net	(0.5)	0.8	(2.1)	2.0
	50.7	63.5	92.6	116.0
Income (loss) from continuing operations before income taxes	22.3	(5.7)	35.2	(6.7)
Provision (benefit) for income taxes:
Current	2.0	0.5	3.8	5.2
Deferred	3.8	(3.4)	5.0	(4.1)
	5.8	(2.9)	8.8	1.1
Income (loss) from continuing operations	16.5	(2.8)	26.4	(7.8)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.5), $2.1, $(2.5), and $4.4	(3.4)	7.6	(10.3)	13.9
Loss on sale of discontinued operations, net of benefit for income taxes of $1.0, $—, $1.4, and $—	(4.6)	—	(5.7)	—
Net income	8.5	4.8	10.4	6.1
Net income (loss) attributable to noncontrolling interest	4.8	(7.9)	7.4	(9.9)
Net income attributable to Trinity Industries, Inc.	$3.7	$12.7	$3.0	$16.0

Basic earnings per common share:
Income from continuing operations	$0.14	$0.05	$0.23	$0.02
Income (loss) from discontinued operations	(0.10)	0.07	(0.19)	0.13
Basic net income attributable to Trinity Industries, Inc.	$0.04	$0.12	$0.04	$0.15
Diluted earnings per common share:
Income from continuing operations	$0.14	$0.05	$0.23	$0.02
Income (loss) from discontinued operations	(0.10)	0.07	(0.19)	0.13
Diluted net income attributable to Trinity Industries, Inc.	$0.04	$0.12	$0.04	$0.15
Weighted average number of shares outstanding:
Basic	82.4	102.8	82.7	106.4
Diluted	84.4	105.1	84.9	108.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$8.5	$4.8	$10.4	$6.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(1.0), $0.3, $(5.4), and $(1.7)	2.1	(0.4)	16.8	5.8
Reclassification adjustments for losses included in net income, net of tax benefit (expense) of $0.4, $(0.6),$1.3, and $0.3	1.9	2.0	4.4	1.1
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, $0.1, $—, and $0.1	—	—	0.1	0.1
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, $—, and $—	1.3	—	1.3	—
	5.3	1.6	22.6	7.0
Comprehensive income	13.8	6.4	33.0	13.1
Less: comprehensive income (loss) attributable to noncontrolling interest	3.8	(7.5)	6.6	(9.2)
Comprehensive income attributable to Trinity Industries, Inc.	$10.0	$13.9	$26.4	$22.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$49.7	$167.3
Receivables, net of allowance	270.2	227.6
Income tax receivable	8.5	5.4
Inventories:
Raw materials and supplies	433.2	278.4
Work in process	151.5	91.6
Finished goods	46.0	62.9
	630.7	432.9
Restricted cash, including partially-owned subsidiaries of $77.4 and $58.6	256.8	135.1
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,909.9 and $1,927.7	9,278.2	9,105.6
Less accumulated depreciation, including partially-owned subsidiaries of $581.3 and $568.4	(2,334.1)	(2,258.7)
	6,944.1	6,846.9
Goodwill	159.2	154.2
Other assets	305.6	266.5
Total assets	$8,624.8	$8,235.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$285.4	$206.4
Accrued liabilities	283.9	307.4
Debt:
Recourse	518.9	398.7
Non-recourse:
Wholly-owned subsidiaries	3,813.6	3,555.8
Partially-owned subsidiaries	1,206.6	1,216.1
	5,539.1	5,170.6
Deferred income taxes	1,115.3	1,106.8
Other liabilities	144.9	147.9
Total liabilities	7,368.6	6,939.1

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	—	—
Retained earnings	991.1	1,046.6
Accumulated other comprehensive income (loss)	6.4	(17.0)
Treasury stock	(0.7)	(0.6)
	997.6	1,029.8
Noncontrolling interest	258.6	267.0
Total stockholders' equity	1,256.2	1,296.8
Total liabilities and stockholders' equity	$8,624.8	$8,235.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Operating activities:
Net income	$10.4	$6.1
(Income) loss from discontinued operations, net of income taxes	10.3	(13.9)
Loss on sale of discontinued operations, net of income taxes	5.7	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities – continuing operations:
Depreciation and amortization	136.2	131.8
Stock-based compensation expense	10.8	9.1
Provision (benefit) for deferred income taxes	5.0	(4.1)
Net gains on lease portfolio sales	(37.4)	(12.8)
Gains on dispositions of property and other assets	(8.3)	(12.2)
Gains on insurance recoveries from property damage	(6.4)	—
Non-cash interest expense	7.2	6.6
Loss on early extinguishment of debt	1.5	11.7
Other	(2.9)	6.8
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(42.0)	(7.0)
(Increase) decrease in income tax receivable	(3.1)	208.6
(Increase) decrease in inventories	(197.8)	(33.2)
(Increase) decrease in other assets	(5.7)	13.3
Increase (decrease) in accounts payable	77.9	19.4
Increase (decrease) in accrued liabilities	(18.7)	(6.3)
Increase (decrease) in other liabilities	(4.0)	1.0
Net cash provided by (used in) operating activities – continuing operations	(61.3)	324.9
Net cash provided by (used in) operating activities – discontinued operations	(12.0)	9.8
Net cash provided by (used in) operating activities	(73.3)	334.7

Investing activities:
Proceeds from dispositions of property and other assets	23.8	24.0
Proceeds from lease portfolio sales	215.2	88.8
Capital expenditures – leasing	(414.1)	(251.7)
Capital expenditures – manufacturing and other	(18.8)	(14.3)
Acquisitions, net of cash acquired	(9.4)	(16.6)
Proceeds from insurance recoveries	4.8	—
Other	—	(0.1)
Net cash used in investing activities – continuing operations	(198.5)	(169.9)
Payments related to sale of discontinued operations	(2.7)	—
Net cash used in investing activities – discontinued operations	—	(3.1)
Net cash used in investing activities	(201.2)	(173.0)

Financing activities:
Payments to retire debt	(833.3)	(1,925.2)
Proceeds from issuance of debt	1,194.1	2,176.7
Shares repurchased	(22.4)	(329.4)
Dividends paid to common shareholders	(39.3)	(47.4)
Purchase of shares to satisfy employee tax on vested stock	(5.5)	(9.1)
Distributions to noncontrolling interest	(15.0)	—
Net cash provided by (used in) financing activities	278.6	(134.4)
Net increase in cash, cash equivalents, and restricted cash	4.1	27.3
Cash, cash equivalents, and restricted cash at beginning of period	302.4	228.4
Cash, cash equivalents, and restricted cash at end of period	$306.5	$255.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income (loss)	—	—	—	(0.7)	—	—	—	(0.7)	2.6	1.9
Other comprehensive income	—	—	—	—	17.1	—	—	17.1	0.2	17.3
Cash dividends declared on common stock (1)	—	—	—	(19.3)	—	—	—	(19.3)	—	(19.3)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.2)	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Balances at March 31, 2022	83.3	$0.8	$5.3	$1,026.6	$0.1	—	$(0.8)	$1,032.0	$263.6	$1,295.6
Net income	—	—	—	3.7	—	—	—	3.7	4.8	8.5
Other comprehensive income (loss)	—	—	—	—	6.3	—	—	6.3	(1.0)	5.3
Cash dividends declared on common stock (1)	—	—	—	(19.1)	—	—	—	(19.1)	—	(19.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(8.8)	(8.8)
Stock-based compensation expense	—	—	5.7	—	—	—	—	5.7	—	5.7
Settlement of share-based awards, net	0.8	—	0.4	—	—	(0.2)	(6.1)	(5.7)	—	(5.7)
Shares repurchased	—	—	—	—	—	(1.0)	(25.3)	(25.3)	—	(25.3)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(2.0)	—	(36.4)	(20.1)	—	2.0	56.5	—	—	—
Balances at June 30, 2022	82.1	$0.8	$—	$991.1	$6.4	—	$(0.7)	$997.6	$258.6	$1,256.2
(1) Dividends of $0.23 per common share for all periods presented in 2022.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	1.0	—	—	—	(0.8)	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9
Net income (loss)	—	—	—	12.7	—	—	—	12.7	(7.9)	4.8
Other comprehensive income	—	—	—	—	1.2	—	—	1.2	0.4	1.6
Cash dividends declared on common stock (1)	—	—	—	(21.0)	—	—	—	(21.0)	—	(21.0)
Stock-based compensation expense	—	—	4.1	—	—	—	—	4.1	—	4.1
Settlement of share-based awards, net	1.1	—	0.4	—	—	(0.3)	(9.1)	(8.7)	—	(8.7)
Shares repurchased	—	—	—	—	—	(10.5)	(290.8)	(290.8)	—	(290.8)
Retirement of treasury stock	(12.2)	(0.1)	(10.6)	(327.0)	—	12.2	337.7	—	—	—
Balances at June 30, 2021	100.1	$1.0	$—	$1,414.1	$(24.6)	—	$(0.6)	$1,389.9	$268.0	$1,657.9
(1) Dividends of $0.21 per common share for all periods presented in 2021.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2022 presentation.
Due to seasonal and other factors, including the ongoing impacts of the coronavirus pandemic (“COVID-19”), the results of operations for the six months ended June 30, 2022 may not be indicative of expected results of operations for the year ending December 31, 2022. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheet. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of June 30, 2022. We had no sales-type leases as of December 31, 2021.

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
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.5 million as of both June 30, 2022 and December 31, 2021 related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2022 and the percentage of the outstanding performance obligations as of June 30, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at June 30, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,432.1
Leasing Group	762.6
	$2,194.7	48.0%
Sustainable railcar conversions	$188.6	45.3%
Maintenance services	$0.4	100.0%

Railcar Leasing and Management Services Group	$70.8	13.3%
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2025. The orders in the Rail Products Group's backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for railcars, as well as office buildings, manufacturing equipment, and office equipment. Our operating leases have remaining lease terms ranging from one year to fifteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2022, we had no material finance leases in which we were the lessee. As applicable, the lease liability is reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.

The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations
Operating lease expense	$4.7	$3.8	$8.9	$7.3
Short-term lease expense	$0.1	$0.2	$0.2	$0.2

Consolidated Statements of Cash Flows
Cash flows from operating activities			$8.9	$7.3
Right-of-use assets recognized in exchange for new lease liabilities			$17.8	$19.7

			June 30, 2022	December 31, 2021
Consolidated Balance Sheets
Right-of-use assets (1)			$90.8	$82.8
Lease liabilities (2)			$113.6	$106.3
Weighted average remaining lease term			10.1 years	10.8 years
Weighted average discount rate			2.8%	3.0%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining six months of 2022	$6.6	$4.1	$10.7
2023	11.4	7.8	19.2
2024	7.5	6.7	14.2
2025	5.4	6.0	11.4
2026	5.1	5.6	10.7
Thereafter	8.2	57.8	66.0
Total operating lease payments	$44.2	$88.0	$132.2
Less: Present value adjustment			(18.6)
Total operating lease liabilities			$113.6
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of June 30, 2022, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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

The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating lease revenues	$169.7	$165.0	$333.3	$328.0
Variable operating lease revenues	$18.1	$12.5	$31.3	$25.9
Interest income on sales-type lease receivables	$0.2	$—	$0.3	$—
Profit recognized at sales-type lease commencement (1)	$—	$—	$1.3	$—
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2022	$295.5
2023	474.3
2024	361.7
2025	263.7
2026	180.5
Thereafter	304.2
Total	$1,879.9
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions)(1):

Remaining six months of 2022	$0.7
2023	1.1
2024	1.1
2025	1.1
2026	1.1
Thereafter	11.0
Total	16.1
Less: Unearned interest income	(5.3)
Net investment in sales-type leases (1)	$10.8
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

Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the six months ended June 30, 2022, we recognized approximately $0.8 million of credit loss expense and wrote off $1.0 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.5 million at December 31, 2021 to $10.3 million at June 30, 2022. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
Acquisitions
In June 2022, the Leasing Group acquired, from an unrelated seller, a portfolio of railcars for $132.1 million in cash. This transaction was recorded as an asset acquisition within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. As a result of the purchase transaction, the Leasing Group acquired approximately 3,800 railcars, substantially all of which are currently under lease to third parties. We recorded acquired railcars of $125.0 million, lease-related intangible assets of $7.8 million, and certain other immaterial assets and liabilities in our Consolidated Balance Sheet as of the purchase date.
In May 2022, we completed the acquisition of a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. Based on our preliminary purchase price allocation, we recorded intellectual property of $5.2 million, which will be amortized over five years, goodwill of $5.0 million, and certain other immaterial assets and liabilities.
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
Goodwill
As of June 30, 2022 and December 31, 2021, the carrying amount of our goodwill totaled $159.2 million and $154.2 million, respectively, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$3.2	$6.9	$3.1	$11.3
Warranty costs incurred	(0.9)	(2.3)	(2.1)	(2.8)
Warranty originations and revisions	0.6	1.1	2.2	(2.6)
Warranty expirations	(0.2)	(0.2)	(0.5)	(0.4)
Ending balance	$2.7	$5.5	$2.7	$5.5

Note 2. Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. During the three and six months ended June 30, 2022, we recorded a loss on sale of discontinued operations of $4.3 million ($3.3 million, net of income taxes) and $5.8 million ($4.4 million, net of income taxes), respectively, which included a $2.7 million payment to Rush Hour during the three months ended June 30, 2022 representing a final working capital adjustment, as well as additional transaction costs incurred during these periods. We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q.
In connection with the sale, Trinity and Rush Hour entered into various agreements to effect the transaction and provide a framework for their relationship after the separation, including a purchase and sale agreement, a transition services agreement, and a lease agreement. The transition services have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of THP. The amounts billed for transition services were not material to our results of operations for the three and six months ended June 30, 2022. Additionally, in connection with the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses related to these retained obligations incurred during the three and six months ended June 30, 2022, and that may be incurred in the future, will likewise be reported in discontinued operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of THP's operating results included in income (loss) from discontinued operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$—	$78.2	$—	$146.3
Cost of revenues	—	55.3	—	104.8
Selling, engineering, and administrative expenses	3.9	13.2	12.8	23.2
Income (loss) from discontinued operations before income taxes	(3.9)	9.7	(12.8)	18.3
Provision (benefit) for income taxes	(0.5)	2.1	(2.5)	4.0
Income (loss) from discontinued operations, net of income taxes	$(3.4)	$7.6	$(10.3)	$14.3
Other discontinued operations
In addition to the THP activities above, results for the three and six months ended June 30, 2022 include $1.3 million of loss on sale of discontinued operations associated with businesses previously disposed. Additionally, a loss of $0.4 million included in income (loss) from discontinued operations, net of income taxes for the six months ended June 30, 2021 related to the spin-off of Arcosa, Inc.

Note 3. Derivative Instruments and Fair Value Measurements
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss ("AOCI") as a separate component of stockholders' equity. These accumulated gains or losses are reclassified into earnings in the periods during which the hedged transactions affect earnings. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 8 for a description of our debt instruments.
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2022
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.5	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.3	$0.3
Tribute Rail secured railcar equipment notes (2)	$256.0	2.86%	$—	$0.9	$1.3
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.3)	$—
Open hedge:
2017 promissory notes – interest rate swap	$448.0	2.39%	$6.9	$(7.2)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) In May 2022, Tribute Rail LLC ("Tribute Rail"), an indirect, wholly-owned subsidiary of TRIP Holdings, entered into and subsequently terminated a forward starting interest rate swap to hedge the risk of potential interest rate increases prior to the May 2022 Tribute Rail debt issuance.

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2022	2021	2022	2021
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.1	$—	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$0.3	$0.5	$0.7	$1.0	$0.6
Triumph Rail secured railcar equipment notes	$—	$0.1	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.1	$—	$0.1	$—	$0.7
2017 promissory notes – interest rate cap	$—	$—	$—	$—	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$2.2	$3.1	$5.0	$6.2	$10.0
(1) Based on the fair value of open hedges as of June 30, 2022.

Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at June 30, 2022		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
			2022	2021	2022	2021
(in millions)
$42.5	$0.8	$(1.3)	$(0.4)	$(2.3)	$(0.2)	$(6.0)	$(1.3)
(1) Based on the fair value of open hedges as of June 30, 2022.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2022	December 31, 2021
	(in millions)
Assets:
Cash equivalents	$32.5	$11.4
Restricted cash	256.8	135.1
Total assets	$289.3	$146.5
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

	Level 2
	June 30, 2022	December 31, 2021
	(in millions)
Assets:
Foreign currency hedge (1)	$0.8	$—
Interest rate hedge (1)	6.9	—
Total assets	$7.7	$—

Liabilities:
Interest rate hedge (2)	$—	$21.0
Foreign currency hedge (2)	—	0.1
Total liabilities	$—	$21.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2022 and December 31, 2021, we have no assets measured on a recurring basis as Level 3 in the fair value hierarchy.
See Note 1 for more information regarding non-recurring fair value measurements involving Level 3 inputs resulting from acquisition activity. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$195.1	$221.7	$—	$—	$416.8
Intersegment Revenue	0.2	208.9	(208.9)	(0.2)	—
Total Revenues	$195.3	$430.6	$(208.9)	$(0.2)	$416.8

	Three Months Ended June 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External Revenue	$185.0	$108.3	$—	$—	$293.3
Intersegment Revenue	0.1	153.5	(151.0)	(2.6)	—
Total Revenues	$185.1	$261.8	$(151.0)	$(2.6)	$293.3

	Six Months Ended June 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$378.0	$511.5	$—	$—	$889.5
Intersegment revenue	0.4	310.2	(310.2)	(0.4)	—
Total revenues	$378.4	$821.7	$(310.2)	$(0.4)	$889.5

	Six Months Ended June 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$368.3	$255.7	$—	$—	$624.0
Intersegment revenue	0.3	267.1	(262.3)	(5.1)	—
Total revenues	$368.6	$522.8	$(262.3)	$(5.1)	$624.0
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$105.5	$81.1	$185.3	$159.4
Rail Products Group	13.7	3.2	14.5	(5.6)
Segment Totals	119.2	84.3	199.8	153.8
Corporate and other	(25.1)	(23.9)	(40.8)	(40.0)
Restructuring activities, net	(1.0)	0.7	(1.0)	1.0
Eliminations – Lease Subsidiary	(20.3)	(3.0)	(29.1)	(4.8)
Eliminations – Other	0.2	(0.3)	(1.1)	(0.7)
Consolidated operating profit	73.0	57.8	127.8	109.3
Other (income) expense	50.7	63.5	92.6	116.0
Provision (benefit) for income taxes	5.8	(2.9)	8.8	1.1
Income (loss) from discontinued operations, net of income taxes	(3.4)	7.6	(10.3)	13.9
Loss on sale of discontinued operations, net of income taxes	(4.6)	—	(5.7)	—
Net income	$8.5	$4.8	$10.4	$6.1

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
At June 30, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $136.6 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has wholly-owned subsidiaries known as Triumph Rail LLC ("Triumph Rail") and Tribute Rail. RIV 2013 has a wholly-owned subsidiary known as TRP 2021 LLC ("TRP-2021"). TILC is the contractual servicer for Triumph Rail, Tribute Rail, and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of our partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses or guarantee minimum yields.
The assets of each of Triumph Rail, Tribute Rail, and TRP-2021 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of Triumph Rail, Tribute Rail, and TRP-2021 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to Triumph Rail, Tribute Rail, and TRP-2021 and has the potential to earn certain incentive fees. There are no remaining equity commitments with respect to TRIP Holdings or RIV 2013.
See Note 8 regarding TRIP Holdings and RIV 2013, including the debt issuance of Tribute Rail and the repayment of TRIP Railcar Co. LLC's ("TRIP Railcar Co.") outstanding term loan agreement.
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
Our investment in Signal Rail is being accounted for under the equity method of accounting. At June 30, 2022, the carrying value of TILC’s equity investment in Signal Rail was $6.3 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	June 30, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.2	$—	$2.2	$—	$2.2
Accounts receivable	88.4	12.3	100.7	—	100.7
Property, plant, and equipment, net	5,844.4	1,534.8	7,379.2	(781.6)	6,597.6
Restricted cash	179.4	77.4	256.8	—	256.8
Other assets	109.8	1.9	111.7	—	111.7
Total assets	$6,224.2	$1,626.4	$7,850.6	$(781.6)	$7,069.0

Accounts payable and accrued liabilities	$109.8	$37.0	$146.8	$—	$146.8
Debt, net	3,813.6	1,206.6	5,020.2	—	5,020.2
Deferred income taxes	1,128.8	0.9	1,129.7	(184.6)	945.1
Other liabilities	42.2	—	42.2	—	42.2
Total liabilities	5,094.4	1,244.5	6,338.9	(184.6)	6,154.3
Noncontrolling interest	—	258.6	258.6	—	258.6
Total Equity	$1,129.8	$123.3	$1,253.1	$(597.0)	$656.1

	December 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.4	$—	$3.4	$—	$3.4
Accounts receivable	90.7	10.1	100.8	—	100.8
Property, plant, and equipment, net	5,706.1	1,570.6	7,276.7	(779.1)	6,497.6
Restricted cash	76.5	58.6	135.1	—	135.1
Other assets	67.3	2.1	69.4	—	69.4
Total assets	$5,944.0	$1,641.4	$7,585.4	$(779.1)	$6,806.3

Accounts payable and accrued liabilities	$113.4	$30.1	$143.5	$—	$143.5
Debt, net	3,555.8	1,216.1	4,771.9	—	4,771.9
Deferred income taxes	1,114.2	1.1	1,115.3	(176.6)	938.7
Other liabilities	35.6	—	35.6	—	35.6
Total liabilities	4,819.0	1,247.3	6,066.3	(176.6)	5,889.7
Noncontrolling interest	—	267.0	267.0	—	267.0
Total Equity	$1,125.0	$127.1	$1,252.1	$(602.5)	$649.6
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$195.3	$185.1	5.5%	$378.4	$368.6	2.7%

Operating profit (1):
Leasing and management	$78.6	$70.0	12.3%	$146.6	$146.6	—%
Lease portfolio sales (2)	26.9	11.1	*	38.7	12.8	*
Total operating profit	$105.5	$81.1	30.1%	$185.3	$159.4	16.2%
Total operating profit margin	54.0%	43.8%		49.0%	43.2%

Leasing and management operating profit margin	40.2%	37.8%		38.7%	39.8%

Selected expense information:
Depreciation (3)	$59.4	$57.2	3.8%	$116.6	$111.8	4.3%
Maintenance and compliance	$27.3	$25.3	7.9%	$56.5	$50.9	11.0%
Rent and ad valorem taxes	$5.3	$4.7	12.8%	$10.3	$9.3	10.8%
Selling, engineering, and administrative expenses	$12.6	$13.2	(4.5)%	$25.4	$24.5	3.7%
Interest (4)	$46.0	$57.0	(19.3)%	$84.7	$102.7	(17.5)%
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
(2) Includes $1.3 million selling profit associated with sales-type leases for the six months ended June 30, 2022.
(3) Depreciation expense includes $3.9 million and $6.1 million for the three and six months ended June 30, 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, for the three and six months ended June 30, 2021, depreciation expense includes $2.6 million related to our sustainable railcar conversion program.
(4) Interest expense for the three and six months ended June 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Interest expense for the three and six months ended June 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Lease portfolio sales	$144.1	$71.5	$215.2	$88.8
Operating profit on lease portfolio sales (1)	$26.9	$11.1	$37.4	$12.8
Operating profit margin on lease portfolio sales	18.7%	15.5%	17.4%	14.4%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the six months ended June 30, 2022.

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

	Remaining six months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$291.2	$468.3	$358.6	$261.7	$179.3	$304.1	$1,863.2
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2022 consisted primarily of non-recourse debt. As of June 30, 2022, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,253.1 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2022 was $579.2 million. See Note 8 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Holdings held equipment with a net book value of $1,087.0 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. TRP-2021 equipment with a net book value of $447.8 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining six months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future operating lease obligations	$6.5	$11.3	$7.4	$5.4	$5.1	$8.2	$43.9
Future contractual minimum rental revenues	$4.3	$6.0	$3.1	$2.0	$1.2	$0.1	$16.7
Operating lease obligations totaling $1.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.3 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2022	December 31, 2021
	(in millions)
Manufacturing/Corporate:
Land	$16.3	$17.4
Buildings and improvements	385.2	377.4
Machinery and other	410.9	415.1
Construction in progress	20.2	18.1
	832.6	828.0
Less: accumulated depreciation	(486.1)	(478.7)
	346.5	349.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	22.0	20.7
Equipment on lease	7,262.4	7,061.3
	7,284.4	7,082.0
Less: accumulated depreciation	(1,440.0)	(1,375.9)
	5,844.4	5,706.1
Partially-owned subsidiaries:
Equipment on lease	2,223.2	2,242.9
Less: accumulated depreciation	(688.4)	(672.3)
	1,534.8	1,570.6

Deferred profit on railcars sold to the Leasing Group	(1,062.0)	(1,047.3)
Less: accumulated amortization	280.4	268.2
	(781.6)	(779.1)
	$6,944.1	$6,846.9

Note 8. Debt
The carrying amounts of our debt are as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Corporate – Recourse:
Revolving credit facility	$120.0	$—
Senior notes, net of unamortized discount of $0.1 and $0.1	399.9	399.9
	519.9	399.9
Less: unamortized debt issuance costs	(1.0)	(1.2)
Total recourse debt	518.9	398.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.5	2,443.9	2,257.5
2017 promissory notes, net of unamortized discount of $6.7 and $7.8	737.1	760.2
TILC warehouse facility	656.3	561.8
	3,837.3	3,579.5
Less: unamortized debt issuance costs	(23.7)	(23.7)
	3,813.6	3,555.8
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.3	1,217.7	903.5
TRIP Railcar Co. term loan	—	323.7
	1,217.7	1,227.2
Less: unamortized debt issuance costs	(11.1)	(11.1)
	1,206.6	1,216.1
Total non–recourse debt	5,020.2	4,771.9
Total debt	$5,539.1	$5,170.6
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

	June 30, 2022	December 31, 2021
	(in millions)
Level 1	$1,513.4	$1,645.7
Level 2	389.9	420.8
Level 3	3,439.9	3,215.4
	$5,343.2	$5,281.9
Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. During the six months ended June 30, 2022, we had total borrowings of $315.0 million and total repayments of $195.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $28.3 million. Of the $301.7 million remaining unused amount, $123.9 million was available for borrowing as of June 30, 2022. The outstanding letters of credit as of June 30, 2022 are scheduled to expire in July 2023. The revolving credit facility bears interest at a variable rate which resulted in an interest rate of LIBOR plus 1.75%, with a LIBOR floor of 0.30%, as of June 30, 2022. A commitment fee accrues on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40% (0.25% as of June 30, 2022).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2022, we amended our revolving credit facility to increase the maximum leverage ratio beginning June 30, 2022 to provide additional flexibility. As of June 30, 2022, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the six months ended June 30, 2022, we had total borrowings of $313.7 million and total repayments of $219.2 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $343.7 million, $246.0 million was available as of June 30, 2022 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at a defined index rate plus a facility margin of 185 basis points, for an all-in interest rate of 2.91% at June 30, 2022.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2022. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2022 Notes were used to repay approximately $209.9 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
Tribute Rail – In May 2022, Tribute Rail, an indirect, wholly-owned subsidiary of TRIP Holdings, issued an aggregate principal amount of (i) $290.0 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the “Class A Notes”) and (ii) $37.0 million of its Series 2022-1 Class B Green Secured Railcar Equipment Notes (the “Class B Notes”) (the Class A Notes and the Class B Notes are, collectively, the “Tribute Rail Notes”). The Class A Notes bear interest at a fixed rate of 4.76%, and the Class B Notes bear interest at a fixed rate of 5.75%. The Tribute Rail Notes are payable monthly and have a stated final maturity date of May 17, 2052. We incurred $3.4 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the Tribute Rail Notes. The Tribute Rail Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Tribute Rail's portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by Tribute Rail.
Tribute Rail used the proceeds from the sale of the Tribute Rail Notes to purchase railcars and related operating leases from TRIP Railcar Co. TRIP Railcar Co. used the proceeds from Tribute Rail to repay its outstanding term loan agreement due June 2025, of which $319.4 million was outstanding at the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $1.5 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the three and six months ended June 30, 2022.
Each of our secured railcar equipment notes, including the TRL-2022 Notes and the Tribute Rail Notes, generally has an anticipated repayment date and a stated final maturity date. While the stated final maturity date of these notes is in 2052, the cash flows from the encumbered assets of each of TRL-2022 and Tribute Rail will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the notes will be repaid well in advance of their stated final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. If these notes are not repaid by the anticipated repayment date, the respective interest rates on these notes would increase from the fixed rates stated above.
Terms and conditions of our other long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2021 Annual Report on Form 10-K.
Subsequent Event – Amended Revolving Credit Facility – On July 25, 2022, we amended our $450.0 million unsecured corporate revolving credit facility to extend its maturity date to the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our 4.55% senior notes due 2024 have not been repaid in full by that date. We may also increase the amount of the commitments under the revolving credit facility by an aggregate amount not to exceed $200.0 million, subject to certain conditions. The revolving credit facility will bear interest at a variable rate, which is initially set at Secured Overnight Financing Rate ("SOFR") plus 1.85%. A commitment fee will accrue on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40%, initially set at 0.25%. Additionally, we increased the maximum leverage ratio beginning June 30, 2022 to provide additional flexibility. See Part II, Item 5. for further information.

Note 9. Income Taxes
The effective tax rate from continuing operations for the three and six months ended June 30, 2022 was 26.0% and 25.0%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.
For the three months ended June 30, 2021, we recorded income tax benefit of $2.9 million on a loss from continuing operations before income taxes of $5.7 million, which differs from the U.S. statutory rate primarily due to excess tax benefits associated with equity-based compensation. For the six months ended June 30, 2021, we recorded income tax expense of $1.1 million on a loss from continuing operations before income taxes of $6.7 million, which differs from the U.S. statutory rate primarily due to adjustments to the Coronavirus Aid, Relief, and Economic Security Act carryback benefit previously recognized, partially offset by excess tax benefits associated with equity-based compensation.
The total income tax receivable position as of June 30, 2022 was $8.5 million.
Our tax years through 2019 are effectively settled. We have received a partial acceptance of our 2020 tax return and expect to receive a final acceptance during 2022. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2017 forward. We believe we are appropriately reserved for any potential matters.
Note 10. Employee Retirement Plans
Our defined contribution expense for the three and six months ended June 30, 2022 was $2.2 million and $4.3 million, respectively. Our defined contribution expense for the three and six months ended June 30, 2021 was $1.9 million and $4.3 million, respectively.
The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.1 million and $0.3 million for the three and six months ended June 30, 2022. The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
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
During the three and six months ended June 30, 2021, we used $1.0 million and $2.2 million, respectively, to fund pension administrative expenses required to finalize the settlement of the Pension Plan, which is included in other, net (income) expense in our Consolidated Statements of Operations. During the three and six months ended June 30, 2022, we used $0.2 million to fund pension administrative expenses. The remaining surplus of the Pension Plan of $0.4 million will be used to fund final pension administrative expenses.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the six months ended June 30, 2022 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2021	$(1.3)	$(12.2)	$(3.5)	$(17.0)
Other comprehensive income, net of tax, before reclassifications	—	16.8	—	16.8
Amounts reclassified from AOCI, net of tax benefit of $—, $1.3, $—, and $1.3	—	4.4	0.1	4.5
Amounts reclassified to discontinued operations, net of tax	1.3	—	—	1.3
Less: noncontrolling interest	—	0.8	—	0.8
Other comprehensive income	1.3	22.0	0.1	23.4
Balances at June 30, 2022	$—	$9.8	$(3.4)	$6.4
See Note 3 for information on the reclassification of amounts in AOCI into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense, net for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations. Changes in currency translation adjustments above relate to the final resolution of amounts associated with businesses previously disposed and are included in loss on sale of discontinued operations, net of income taxes in our Consolidated Statements of Operations.
Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Share repurchase activity under the authorized program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of Shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
Total	6,915,953	$202.2
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.
During the three and six months ended June 30, 2021, share repurchases totaled 10.5 million and 11.8 million, respectively, at a cost of approximately $290.8 million and $327.6 million, respectively, under a previous share repurchase program, which was completed in the third quarter of 2021. Share repurchases during the three and six months ended June 30, 2021 included 8.1 million shares, at a cost of approximately $222.5 million, from a privately negotiated transaction with ValueAct Capital Master Fund, L.P. Certain shares of stock repurchased during June 2022, totaling $2.9 million, were cash settled in July 2022 in accordance with normal settlement practices.

Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.7 million and $10.8 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense totaled approximately $4.1 million and $9.2 million for the three and six months ended June 30, 2021, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized ratably over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized ratably over the vesting period, generally one year. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2022:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	609,736	$25.68
Restricted stock awards	22,730	$25.63
Performance units	242,519	$29.90

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Income (loss) from continuing operations	$16.5	$(2.8)	$26.4	$(7.8)
Less: Net (income) loss attributable to noncontrolling interest	(4.8)	7.9	(7.4)	9.9
Net income from continuing operations attributable to Trinity Industries, Inc.	11.7	5.1	19.0	2.1
Income (loss) from discontinued operations, net of income taxes	(3.4)	7.6	(10.3)	13.9
Loss on sale of discontinued operations, net of income taxes	(4.6)	—	(5.7)	—
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(8.0)	7.6	(16.0)	13.9
Net income attributable to Trinity Industries, Inc.	$3.7	$12.7	$3.0	$16.0

Basic weighted average shares outstanding	82.4	102.8	82.7	106.4
Effect of dilutive securities	2.0	2.3	2.2	2.5
Diluted weighted average shares outstanding	84.4	105.1	84.9	108.9

Basic earnings per common share:
Income from continuing operations	$0.14	$0.05	$0.23	$0.02
Income (loss) from discontinued operations	(0.10)	0.07	(0.19)	0.13
Basic net income attributable to Trinity Industries, Inc.	$0.04	$0.12	$0.04	$0.15
Diluted earnings per common share:
Income from continuing operations	$0.14	$0.05	$0.23	$0.02
Income (loss) from discontinued operations	(0.10)	0.07	(0.19)	0.13
Diluted net income attributable to Trinity Industries, Inc.	$0.04	$0.12	$0.04	$0.15

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1	0.1	0.1
Antidilutive stock options	—	—	—	—

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
In a similar New Jersey state qui tam action (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County) that was previously dismissed by the trial court, Mr. Harman sought leave to file an amended complaint pursuant to the New Jersey False Claims Act. On February 16, 2022, the trial court denied Mr. Harman’s motion. On March 9, 2022, Mr. Harman filed a motion for reconsideration of the trial court’s order denying leave to file an amended complaint. On June 27, 2022, the trial court denied Mr. Harman’s motion for reconsideration seeking leave to file an amended complaint with prejudice. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
In a similar Massachusetts state qui tam action filed by Mr. Harman (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court), Mr. Harman alleged the Company violated the Massachusetts False Claims Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. The State of Massachusetts Attorney General has filed a Notice of Election to Decline Intervention in this matter. The parties have reached an agreement to settle all claims in this matter without any admission of liability or fault for $5.0 million. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. Defendants' settlement avoids the uncertainty and expense of continued litigation. On June 22, 2022, the parties filed a stipulation of dismissal with prejudice. During the six months ended June 30, 2022, the Company recorded a $5.0 million charge for this matter, which was included in income (loss) from discontinued operations, net of income taxes, in our Consolidated Statement of Operations and is included in the amounts described below under “Other matters.”

As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, and California were dismissed.
Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in the Virginia, Tennessee and New Jersey state qui tam actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions, as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.
Missouri class action
On November 5, 2015, a lawsuit was filed against the Company titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case was being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleged that the Company and THP did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleged product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff sought compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff sought a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain.
The parties have reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. On May 30, 2022, the trial court granted preliminary approval of the settlement. A final approval hearing is scheduled for August 30, 2022. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. Certain amounts involved in the settlement cannot be precisely determined at this time as the actual number of qualifying ET Plus systems that will be replaced as part of the settlement is not currently known. Consequently, the corresponding liability will be periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated costs. The accrual and related range of reasonably possible loss related to this matter are included in the amounts described below under "Other matters."
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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $47.7 million to $66.1 million, which includes our rights in indemnity and recourse to third parties of approximately $20.4 million, which is recorded in other assets in our Consolidated Balance Sheet as of June 30, 2022. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At June 30, 2022, total accruals of $48.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $22.6 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of June 30, 2022, we have utilized $14.5 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the first quarter of 2022, we recorded an insurance receivable of approximately $7.3 million for additional property damage recoveries that we expect to be reimbursed under the terms of our insurance policy, and we recorded a corresponding gain, net of the applicable deductible, of $6.4 million, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. During the second quarter of 2022, we received $4.8 million of reimbursements for property damage recoveries, resulting in a remaining insurance receivable of $2.5 million as of June 30, 2022. Any additional property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs will be accounted for as gains in future quarters.
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
•variations in weather in areas where our products are sold or used;
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
•disruptions in the transportation network used to deliver our products, which may impact our ability to timely deliver railcars to our customers;
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
We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses incurred during the three and six months ended June 30, 2022 and that may be incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 14 for information regarding the retained liabilities.
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
Executive Summary
Recent Market Developments
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread and are ongoing. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the economic pressures created by the pandemic have negatively impacted our results of operations for the three and six months ended June 30, 2022. While we continue to see signs of economic recovery, we are monitoring the evolving impacts of COVID-19 variants on the economy and our workforce, including reduced employee availability, and expect that our results of operations may remain under pressure in the near term.
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
Railcar loading volumes, levels of railcars in storage, and orders for new railcar equipment have improved, and the recovery of railcar lease rates and utilization is ongoing. We continue to believe that our rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
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
As a result of disruptions in the global supply chain, we have recently experienced temporary shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network used to deliver our products, which have impacted our ability to timely deliver these railcars to our customers. While we believe these shortages are short-term in nature, we will continue to monitor the situation and take appropriate steps to mitigate the impact on our production schedules and delivery timelines.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group.
Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2022 were $889.5 million, representing an increase of 42.5%, compared to the six months ended June 30, 2021. Our operating profit for the six months ended June 30, 2022 was $127.8 million compared to $109.3 million for the six months ended June 30, 2021.
•The Leasing Group's lease fleet of 110,560 company-owned railcars was 97.2% utilized as of June 30, 2022, compared to a lease fleet utilization of 94.3% on 108,635 company-owned railcars as of June 30, 2021. Our company-owned lease fleet include wholly-owned, partially-owned, and railcars under leased-in arrangements.
•For the six months ended June 30, 2022, we made a net investment in our lease fleet of approximately $198.9 million, which primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at June 30, 2022 was $2.2 billion, compared to $1.2 billion at June 30, 2021. The Rail Products Group received orders for 9,390 railcars and delivered 4,980 railcars in the six months ended June 30, 2022, in comparison to orders for 5,980 railcars and deliveries of 3,660 railcars in the six months ended June 30, 2021.
•The Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. During the six months ended June 30, 2022, sustainable railcar conversion revenues totaled $89.0 million, representing 930 railcars.
•For the six months ended June 30, 2022, operating cash flows from continuing operations was a net use of $61.3 million and Free Cash Flow After Investments and Dividends ("Free Cash Flow") was $42.5 million(1), in comparison to generating operating cash flows from continuing operations and Free Cash Flow of $324.9 million and $351.8 million(1), respectively, for the six months ended June 30, 2021.
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
(6) In the second quarter of 2022, we completed the final settlement of the ASR. See Note 12 of the Consolidated Financial Statements for more information on the ASR.
Capital Structure Updates
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse loan facility and for general corporate purposes.
Tribute Rail – In May 2022, Tribute Rail LLC ("Tribute Rail"), an indirect, wholly-owned subsidiary of TRIP Rail Holdings LLC ("TRIP Holdings"), issued $327.0 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 4.88% and have a stated final maturity date of 2052. Net proceeds received from the issuance of these notes were used to redeem TRIP Railcar Co. LLC's ("TRIP Railcar Co.") existing term loan agreement, of which $319.4 million was outstanding at the redemption date.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.

Subsequent Events
Revolving Credit Facility – On July 25, 2022, we amended our $450.0 million unsecured corporate revolving credit facility to extend its maturity date to the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our 4.55% senior notes due 2024 have not been repaid in full by that date. We may also increase the amount of the commitments under the revolving credit facility by an aggregate amount not to exceed $200.0 million, subject to certain conditions. The revolving credit facility will bear interest at a variable rate, which is initially set at Secured Overnight Financing Rate ("SOFR") plus 1.85%. A commitment fee will accrue on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40%, initially set at 0.25%. Additionally, we increased the maximum leverage ratio beginning June 30, 2022 to provide additional flexibility. See Part II, Item 5. for further information.
Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$416.8	$293.3	$889.5	$624.0
Cost of revenues	325.6	202.1	724.1	448.4
Selling, engineering, and administrative expenses	45.0	46.2	89.7	90.9
Gains on dispositions of property	27.8	12.1	53.1	23.6
Restructuring activities, net	1.0	(0.7)	1.0	(1.0)
Total operating profit	73.0	57.8	127.8	109.3
Interest expense, net	49.7	51.0	93.2	102.3
Loss on extinguishment of debt	1.5	11.7	1.5	11.7
Other, net	(0.5)	0.8	(2.1)	2.0
Income (loss) from continuing operations before income taxes	22.3	(5.7)	35.2	(6.7)
Provision (benefit) for income taxes	5.8	(2.9)	8.8	1.1
Income (loss) from continuing operations	$16.5	$(2.8)	$26.4	$(7.8)

Revenues
The tables below present revenues by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$195.1	$0.2	$195.3	5.5%
Rail Products Group	221.7	208.9	430.6	64.5%
Segment Totals	416.8	209.1	625.9	40.1%
Eliminations – Lease Subsidiary	—	(208.9)	(208.9)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$416.8	$—	$416.8	42.1%

	Three Months Ended June 30, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$185.0	$0.1	$185.1
Rail Products Group	108.3	153.5	261.8
Segment Totals	293.3	153.6	446.9
Eliminations – Lease Subsidiary	—	(151.0)	(151.0)
Eliminations – Other	—	(2.6)	(2.6)
Consolidated Total	$293.3	$—	$293.3

	Six Months Ended June 30, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$378.0	$0.4	$378.4	2.7%
Rail Products Group	511.5	310.2	821.7	57.2%
Segment Totals	889.5	310.6	1,200.1	34.6%
Eliminations – Lease Subsidiary	—	(310.2)	(310.2)
Eliminations – Other	—	(0.4)	(0.4)
Consolidated Total	$889.5	$—	$889.5	42.5%

	Six Months Ended June 30, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$368.3	$0.3	$368.6
Rail Products Group	255.7	267.1	522.8
Segment Totals	624.0	267.4	891.4
Eliminations – Lease Subsidiary	—	(262.3)	(262.3)
Eliminations – Other	—	(5.1)	(5.1)
Consolidated Total	$624.0	$—	$624.0

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$89.8	$104.0	$193.1	$209.2
Rail Products Group	416.9	258.6	807.2	528.4
Segment Totals	506.7	362.6	1,000.3	737.6
Corporate and other	25.1	23.9	40.8	40.0
Restructuring activities, net	1.0	(0.7)	1.0	(1.0)
Eliminations – Lease Subsidiary	(188.6)	(148.0)	(281.1)	(257.5)
Eliminations – Other	(0.4)	(2.3)	0.7	(4.4)
Consolidated Total	$343.8	$235.5	$761.7	$514.7
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$105.5	$81.1	$185.3	$159.4
Rail Products Group	13.7	3.2	14.5	(5.6)
Segment Totals	119.2	84.3	199.8	153.8
Corporate and other	(25.1)	(23.9)	(40.8)	(40.0)
Restructuring activities, net	(1.0)	0.7	(1.0)	1.0
Eliminations – Lease Subsidiary	(20.3)	(3.0)	(29.1)	(4.8)
Eliminations – Other	0.2	(0.3)	(1.1)	(0.7)
Consolidated Total	$73.0	$57.8	$127.8	$109.3
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2022 were $416.8 million, representing an increase of $123.5 million, or 42.1%, over the prior year period. Our revenues for the six months ended June 30, 2022 were $889.5 million, representing an increase of $265.5 million, or 42.5%, over the prior year period. The increases in revenues were primarily due to higher external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2022 was $325.6 million, representing an increase of $123.5 million, or 61.1%, over the prior year period. Our cost of revenues for the six months ended June 30, 2022 was $724.1 million, representing an increase of $275.7 million, or 61.5%, over the prior year period. The increases in cost of revenues were primarily due to higher costs associated with external deliveries in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses were substantially unchanged for the three and six months ended June 30, 2022 when compared to the prior year periods.
Gains on dispositions of property – Gains on dispositions of property increased by $15.7 million and $29.5 million for the three and six months ended June 30, 2022, respectively, when compared to the prior year periods primarily due to higher lease portfolio sales activity. Additionally, during the six months ended June 30, 2022, we recorded a $6.4 million gain related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.

Operating profit – Operating profit for the three months ended June 30, 2022 totaled $73.0 million, representing an increase of $15.2 million, or 26.3%, from the prior year period primarily due to higher lease portfolio sales activity and improved operating performance in the Leasing Group, partially offset by deliveries of orders taken at the bottom of the cycle in the Rail Products Group, as well as increased depreciation in the Leasing Group.
Operating profit for the six months ended June 30, 2022 totaled $127.8 million, representing an increase of $18.5 million, or 16.9%, from the prior year period primarily due to higher lease portfolio sales activity, partially offset by higher costs associated with external deliveries in the Rail Products Group, including the impact of deliveries of orders taken at the bottom of the cycle, as well as increased depreciation in the Leasing Group. Operating profit was favorably impacted in the current year period by gains related to insurance recoveries from damage sustained at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net was flat for the three months ended June 30, 2022 when compared to the prior year period. Interest expense, net for the six months ended June 30, 2022 totaled $93.2 million, compared to $102.3 million for the six months ended June 30, 2021. The decrease in interest expense, net for the six months ended June 30, 2022 was primarily driven by lower overall borrowing costs associated with the Company's debt facilities resulting from debt refinancing activity during the second quarter of 2021, partially offset by higher overall average debt.
Loss on extinguishment of debt – Loss on extinguishment of debt for the three and six months ended June 30, 2022 was $1.5 million from the write-off of unamortized debt issuance costs associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Loss on extinguishment of debt for the three and six months ended June 30, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium.
Income taxes – The effective tax rate from continuing operations for the three and six months ended June 30, 2022 was 26.0% and 25.0%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.
For the three months ended June 30, 2021, we recorded income tax benefit of $2.9 million on a loss from continuing operations before income taxes of $5.7 million, which differs from the U.S. statutory rate primarily due to excess tax benefits associated with equity-based compensation. For the six months ended June 30, 2021, we recorded income tax expense of $1.1 million on a loss from continuing operations before income taxes of $6.7 million, which differs from the U.S. statutory rate primarily due to adjustments to the Coronavirus Aid, Relief, and Economic Security Act carryback benefit previously recognized, partially offset by excess tax benefits associated with equity-based compensation.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$195.3	$185.1	5.5%	$378.4	$368.6	2.7%

Operating profit (1):
Leasing and management	$78.6	$70.0	12.3%	$146.6	$146.6	—%
Lease portfolio sales (2)	26.9	11.1	*	38.7	12.8	*
Total operating profit	$105.5	$81.1	30.1%	$185.3	$159.4	16.2%
Total operating profit margin	54.0%	43.8%		49.0%	43.2%

Leasing and management operating profit margin	40.2%	37.8%		38.7%	39.8%

Selected expense information:
Depreciation (3)	$59.4	$57.2	3.8%	$116.6	$111.8	4.3%
Maintenance and compliance	$27.3	$25.3	7.9%	$56.5	$50.9	11.0%
Rent and ad valorem taxes	$5.3	$4.7	12.8%	$10.3	$9.3	10.8%
Selling, engineering, and administrative expenses	$12.6	$13.2	(4.5)%	$25.4	$24.5	3.7%
Interest (4)	$46.0	$57.0	(19.3)%	$84.7	$102.7	(17.5)%
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
(2) Includes $1.3 million selling profit associated with sales-type leases for the six months ended June 30, 2022.
(3) Depreciation expense includes $3.9 million and $6.1 million for the three and six months ended June 30, 2022, respectively, as a result of the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, for the three and six months ended June 30, 2021, depreciation expense includes $2.6 million related to our sustainable railcar conversion program.
(4) Interest expense for the three and six months ended June 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Interest expense for the three and six months ended June 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Lease portfolio sales	$144.1	$71.5	$215.2	$88.8
Operating profit on lease portfolio sales (1)	$26.9	$11.1	$37.4	$12.8
Operating profit margin on lease portfolio sales	18.7%	15.5%	17.4%	14.4%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the six months ended June 30, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 5.5% and 2.7% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. Leasing and management revenues for the three and six months ended June 30, 2022 were favorably impacted by higher utilization, increased lease fleet size and improved renewal rates, partially offset by the effect of net lease fleet investment activities, which resulted in higher revenues when compared to the three and six months ended June 30, 2021.

Operating profit for the Leasing Group increased by 30.1% and 16.2% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods and was favorably impacted by higher lease portfolio sale activity. Leasing and management operating profit for the three months ended June 30, 2022 increased by 12.3%, compared to the prior year period primarily due to higher utilization, increased lease fleet size, and lower fleet operating costs, partially offset by increased depreciation. Leasing and management operating profit for the six months ended June 30, 2022 was flat compared to the prior year period primarily due to higher utilization and increased lease fleet size, substantially offset by increased depreciation primarily related to sustainable railcar conversions.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2022	June 30, 2021
Number of railcars:
Wholly-owned (1)	86,630	84,115
Partially-owned	23,930	24,520
	110,560	108,635
Investor-owned	30,115	26,490
	140,675	135,125
Company-owned railcars (2):
Average age in years	11.9	10.6
Average remaining lease term in years	2.9	3.0
Fleet utilization	97.2%	94.3%
(1) Includes 2,845 railcars and 2,177 railcars under leased-in arrangements as of June 30, 2022 and 2021, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$359.0	$208.1	72.5%	$697.4	$411.6	69.4%
Maintenance services	57.0	43.0	32.6%	100.0	91.1	9.8%
Other	14.6	10.7	36.4%	24.3	20.1	20.9%
Total revenues	$430.6	$261.8	64.5%	$821.7	$522.8	57.2%

Operating costs:
Cost of revenues	409.8	250.0	63.9%	796.8	511.2	55.9%
Selling, engineering, and administrative expenses	7.0	8.5	(17.6)%	16.7	17.1	(2.3)%
(Gains) losses on dispositions of property	0.1	0.1	*	(6.3)	0.1	*
Operating profit (loss)	$13.7	$3.2	328.1%	$14.5	$(5.6)	358.9%
Operating profit (loss) margin	3.2%	1.2%		1.8%	(1.1)%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $39.2 million, representing 485 railcars, for the three months ended June 30, 2022 and sustainable railcar conversion revenues of $89.0 million, representing 930 railcars, for the six months ended June 30, 2022. Includes sustainable railcar conversion revenues of $12.8 million, representing 120 railcars for the three and six months ended June 30, 2021.
Revenues and cost of revenues for the Rail Products Group increased for the three months ended June 30, 2022 by 64.5% and 63.9%, respectively, when compared to the prior year period. Revenues and cost of revenues for the Rail Products Group increased for the six months ended June 30, 2022 by 57.2% and 55.9%, respectively, when compared to the prior year period. Revenues in our rail products business increased as a result of higher deliveries and price escalation provisions contained in our customer contracts, and revenues in our maintenance services business increased as a result of a higher mix of HM-251 modifications relative to other maintenance services revenues. In our rail products business, the increase in cost of revenues was driven by higher deliveries and input cost inflation, as well as operational inefficiencies associated with supply chain disruptions and the introduction of additional products into the production line. In our maintenance services business, cost of revenues increased as a result of HM-251 modifications and continues to be negatively impacted by labor shortages leading to operating inefficiencies.
Operating profit for the three and six months ended June 30, 2022 was favorably impacted by higher deliveries and improved pricing, partially offset by deliveries of orders taken at the bottom of the cycle. Additionally, during the six months ended June 30, 2022, operating profit was favorably impacted by a $6.4 million gain related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.

Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of June 30, 2022, our backlog related to sustainable railcar conversions totaled $188.6 million, representing 2,350 railcars.

	June 30,
	2022	2021	Percent
	(in millions)		Change
External customers	$1,432.1	$891.3
Leasing Group	762.6	286.4
Total (1)	$2,194.7	$1,177.7	86.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Percent
					Change
Beginning balance	16,265	8,500	13,980	8,985
Orders received	4,335	4,570	9,390	5,980	57.0%
Deliveries	(2,510)	(1,765)	(4,980)	(3,660)	36.1%
Other adjustments (1)	—	—	(300)	—
Ending balance	18,090	11,305	18,090	11,305	60.0%
Average selling price in ending backlog			$121,321	$104,175	16.5%
(1) The adjustment for the six months ended June 30, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars increased by 86.4% when compared to the prior year period primarily from an increase in the volume and average selling price of orders received. We expect to deliver approximately 48.0% of our railcar backlog value during 2022 and 38.7% during 2023, with the remainder to be delivered through 2025. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Revenues:
New railcars	$136.7	$115.9	$194.7	$208.4
Sustainable railcar conversions	$38.3	$12.8	$60.3	$12.8
Other maintenance services	$33.9	$22.3	$55.2	$41.1

Deferred profit	$20.3	$3.0	$29.1	$4.8

Number of new railcars (in units)	1,015	1,125	1,470	2,071
Number of sustainable railcar conversions (in units)	365	120	560	120

Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent	2022	2021	Percent Change
	($ in millions)		Change	($ in millions)
Operating costs:
Selling, engineering, and administrative expenses	$25.4	$24.5	3.7%	$47.6	$49.3	(3.4)%
Gains on dispositions of property	(0.3)	(0.6)	*	(6.8)	(9.3)	*
Operating loss	$(25.1)	$(23.9)	5.0%	$(40.8)	$(40.0)	2.0%
* Not meaningful
Selling, engineering, and administrative expenses for the three months ended June 30, 2022 increased 3.7%, compared to the prior year period, primarily from higher consulting costs. Selling, engineering, and administrative expenses for the six months ended June 30, 2022 decreased 3.4%, compared to the prior year period, primarily from lower litigation-related expenses. Total operating costs in the six months ended June 30, 2022 and 2021 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

Liquidity and Capital Resources
Overview
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and short-term debt, long-term debt, and equity. Debt instruments that we have utilized include the TILC warehouse loan facility, senior notes, convertible subordinated notes, asset-backed securities, non-recourse promissory notes, sale-leaseback transactions, and our revolving credit facility.
As of June 30, 2022, we have total committed liquidity of $419.6 million. Our total available liquidity includes: $49.7 million of unrestricted cash and cash equivalents; $123.9 million unused and available under our revolving credit facility; and $246.0 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TRL-2022 – In April 2022, TRL-2022 issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55% and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's secured warehouse loan facility and for general corporate purposes.
Dividend Payments – We paid $39.3 million in dividends to our common stockholders during the six months ended June 30, 2022.
Share Repurchase Authorization – In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, using a portion of the proceeds from the sale of THP, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Share repurchase activity under the authorized program is as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
Total	6,915,953	$202.2
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash flows from continuing operations:
Operating activities	$(61.3)	$324.9
Investing activities	(198.5)	(169.9)
Financing activities	278.6	(134.4)
Net cash flows from discontinued operations	(14.7)	6.7
Net increase in cash, cash equivalents, and restricted cash	$4.1	$27.3

Operating Activities. Net cash used in operating activities from continuing operations for the six months ended June 30, 2022 was $61.3 million compared to net cash provided by operating activities from continuing operations of $324.9 million for the six months ended June 30, 2021. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2022	2021
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(245.5)	$(26.9)
(Increase) decrease in income tax receivable	(3.1)	208.6
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	55.2	14.1
Changes in operating assets and liabilities	$(193.4)	$195.8

The changes in our operating assets and liabilities resulted in a net use of $193.4 million for the six months ended June 30, 2022, as compared to a net source of $195.8 million for the six months ended June 30, 2021. Operating assets in the current period were impacted by cyclical shifts in anticipation of higher volumes of railcar deliveries in future periods, as well as continued supply chain challenges. The decrease in the income tax receivable in the prior year period was primarily driven by the collection of approximately $207.0 million of income tax refunds associated with the loss carryback provisions included in recent tax legislation.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $198.5 million compared to $169.9 million of net cash used in investing activities from continuing operations for the six months ended June 30, 2021. Significant investing activities are as follows:
•We made a net investment in our lease fleet of $198.9 million during the six months ended June 30, 2022, compared to $162.9 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions and railcar modifications, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the six months ended June 30, 2022, we acquired a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators for net cash of $9.4 million. During the six months ended June 30, 2021, we acquired a company that owns and operates proprietary railcar cleaning technology systems for net cash of $16.6 million.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2022 was $278.6 million compared to $134.4 million of net cash used in financing activities for the same period in 2021. Significant financing activities are as follows:
•During the six months ended June 30, 2022, we had total borrowings of $1,194.1 million and total repayments of $833.3 million, for net proceeds of $360.8 million, primarily from debt proceeds to support our investment in the lease fleet. During the six months ended June 30, 2021, we had total borrowings of $2,176.7 million and total repayments of $1,925.2 million, for net proceeds of $251.5 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $39.3 million and $47.4 million in dividends to our common stockholders during the six months ended June 30, 2022 and 2021, respectively.
•We repurchased common stock totaling $22.4 million and $329.4 million during the six months ended June 30, 2022 and 2021, respectively. The current year period excludes $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding. Certain shares of stock repurchased during June 2022, totaling $2.9 million, were cash settled in July 2022 in accordance with normal settlement practices. The prior year period includes shares repurchased in a privately negotiated transaction with ValueAct totaling $222.5 million.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2022, we amended our revolving credit facility to increase the maximum leverage ratio beginning June 30, 2022 to provide additional flexibility. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at June 30, 2022
Maximum leverage (1)	No greater than 4.25 to 1.00	3.43
Minimum interest coverage (2)	No less than 2.25 to 1.00	6.34
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2022.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its Restricted Subsidiaries for the period of four consecutive quarters ending with June 30, 2022.
As of June 30, 2022, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

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
As of June 30, 2022, assets held by the Non-Guarantor Subsidiaries included $241.5 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,004.2 million of equipment securing certain non-recourse debt, and $564.9 million of assets located in foreign locations. As of December 31, 2021, assets held by the Non-Guarantor Subsidiaries included $79.6 million of restricted cash that was not available for distribution to the Parent, $6,595.5 million of equipment securing certain non-recourse debt, and $414.8 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Six Months Ended June 30, 2022
Summarized Statement of Operations:
Revenues (1)		$537.6
Cost of revenues (2)		$511.8
Income (loss) from continuing operations		$(44.4)
Net income (loss)		$(59.3)

	June 30, 2022	December 31, 2021
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (3)	$283.8	$245.8
Inventories	$589.0	$409.4
Property, plant, and equipment, net	$659.9	$953.3
Goodwill and other assets	$404.4	$385.7

Liabilities:
Accounts payable and accrued liabilities (4)	$384.2	$337.0
Debt	$518.9	$398.7
Deferred income taxes	$924.4	$926.2
Other liabilities	$144.0	$147.0
Noncontrolling interest	$258.6	$267.0
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the six months ended June 30, 2022.
(2) Cost of revenues includes $111.1 million of purchases from Non-Guarantor Subsidiaries during the six months ended June 30, 2022.
(3) Receivables, net of allowance includes $98.5 million and $93.5 million of receivables from Non-Guarantor Subsidiaries as of June 30, 2022 and December 31, 2021, respectively.
(4) Accounts payable includes $25.7 million and $29.7 million of payables to Non-Guarantor Subsidiaries as of June 30, 2022 and December 31, 2021, respectively.

Capital Expenditures
For the full year 2022, we anticipate a net investment in our lease fleet of between $425 million and $475 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $35 million and $45 million for the full year 2022.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of June 30, 2022, we had letters of credit issued under our revolving credit facility in an aggregate amount of $28.3 million, the full amount of which is expected to expire in July 2023. Our letters of credit obligations support our various insurance programs and generally renew by their terms each year. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified SOFR as its preferred alternative to LIBOR. We currently have LIBOR-based contracts that extend beyond June 2023 including derivative instruments, promissory notes for Trinity Rail Leasing 2017 LLC, and TILC's warehouse loan facility. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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
Free Cash Flow
Total Free Cash Flow After Investments and Dividends ("Free Cash Flow") is a non-GAAP financial measure. We believe Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Free Cash Flow is reconciled to net cash provided by (used in) operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table.
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

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities – continuing operations	$(61.3)	$324.9
Proceeds from lease portfolio sales	215.2	88.8
Adjusted Net Cash Provided by Operating Activities	153.9	413.7
Capital expenditures – manufacturing and other	(18.8)	(14.3)
Dividends paid to common stockholders	(39.3)	(47.4)
Free Cash Flow (before Capital expenditures – leasing)	95.8	352.0
Equity CapEx for leased railcars	(53.3)	(0.2)
Total Free Cash Flow After Investments and Dividends	$42.5	$351.8

Capital expenditures – leasing	$414.1	$251.7
Less:
Payments to retire debt	(833.3)	(1,925.2)
Proceeds from issuance of debt	1,194.1	2,176.7
Net proceeds from (repayments of) debt	360.8	251.5
Equity CapEx for leased railcars	$53.3	$0.2
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2022, there have been no material changes to our contractual obligations from December 31, 2021:
•In April 2022, TRL-2022 issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2052.
•In May 2022, Tribute Rail issued $327.0 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2052. Net proceeds received from the issuance of these notes were used to redeem TRIP Railcar Co.'s existing term loan agreement, of which $323.7 million was outstanding at December 31, 2021.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in Item 7A of our 2021 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and six months ended June 30, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2022 through April 30, 2022	811,368	$32.58	810,602	$71.7
May 1, 2022 through May 31, 2022	625,167	$25.91	410,000	$60.8
June 1, 2022 through June 30, 2022	541,249	$24.09	539,860	$47.8
Total	1,977,784		1,760,462
(1) These columns include the following transactions during the three months ended June 30, 2022: (i) the surrender to the Company of 216,912 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 410 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,760,462 shares of common stock on the open market as part of our share repurchase program, of which 760,602 shares of common stock were purchased as part of the final settlement of the accelerated share repurchase agreement (the "ASR") as further described below.
(2) In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3,311,258 shares repurchased as part of the ASR were delivered to us in January 2022, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Shares repurchased during the three months ended June 30, 2022 totaled 1,760,462 shares, at a cost of approximately $50.3 million, which included 760,602 shares, at a cost of $25.0 million, representing the final settlement of the ASR. As of June 30, 2022, the Company had a remaining authorization to repurchase up to $47.8 million of its common stock under the share repurchase program. Certain shares of stock repurchased during June 2022, totaling $2.9 million, were cash settled in July 2022 in accordance with normal settlement practices.The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amended Credit Agreement
On July 25, 2022, Trinity Industries, Inc. entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A. and Truist Bank, as co-syndication agents, and Wells Fargo Bank, N.A., Regions Bank, and PNC Bank, National Association, as co-documentation agents. The Credit Agreement replaces the Company’s existing Amended and Restated Credit Agreement, dated as of November 1, 2018, as amended.
The Credit Agreement provides for a $450.0 million unsecured revolving line of credit with a maturity date of the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if the Company’s 4.55% senior notes due 2024 have not been repaid in full by that date. The Company may also increase the amount of the commitments under the Credit Agreement by an aggregate amount not to exceed $200.0 million, subject to certain conditions including the agreement of existing Lenders to increase their commitments or by obtaining commitments from one or more new Lenders.
On July 25, 2022, there were $310.0 million in outstanding loans borrowed under the Credit Agreement. The interest rates under the facilities are variable based on adjusted term SOFR or an alternate base rate at the time of the borrowing and Trinity’s leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and initially are set at SOFR plus 1.85%. A commitment fee will accrue on the average daily unused portion of the revolving facility at the rate of 0.175% to 0.40%, initially set at 0.25%.
In connection with the Credit Agreement, certain of the Company’s Material Domestic Subsidiaries (as defined in the Credit Agreement), including Trinity Industries Leasing Company, Trinity Rail Group, LLC, Trinity Tank Car, Inc., Trinity North American Freight Car, Inc., and TrinityRail Maintenance Services, Inc., guaranteed the Company’s obligations under the Credit Agreement.
The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, which is attached hereto as Exhibit 10.3 and is incorporated by reference herein.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Note Purchase Agreement dated April 20, 2022, by and among Trinity Rail Leasing 2022, Trinity Industries Leasing Company, Credit Suisse Securities (USA) LLC, Wells Fargo Securities LLC, Credit Agricole Securities (USA) Inc., BofA Securities, Inc., Citizens Capital Markets, Inc., PNC Capital Markets LLC, and Regions Securities LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 25, 2022).

10.1.1
Master Indenture dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 3, 2022).

10.1.2
Series 2022-1 Supplement dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 3, 2022).

10.1.3
Purchase and Contribution Agreement dated April 28, 2022, by and among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2022 LLC (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 3, 2022).

10.2
Note Purchase Agreement dated May 19, 2022, by and among Tribute Rail LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, Tribute Rail Holdings LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 23, 2022).

10.2.1
Master Indenture dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 31, 2022).

10.2.2
Series 2022-1 Supplement dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 31, 2022).

10.2.3
Purchase and Sale Agreement dated May 25, 2022, by and among TRIP Rail Holdings LLC, Tribute Rail Holdings LLC, TRIP Railcar Co., LLC, and Tribute Rail LLC (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 31, 2022).

10.3
Second Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among the Trinity Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A. and Truist Bank, as co-syndication agents, and Wells Fargo Bank, N.A., Regions Bank, and PNC Bank, National Association, as co-documentation agents (filed herewith).

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
July 27, 2022