Form 10-Q
period 2022-09-30
TRINITY INDUSTRIES INC
filed 2022-10-25
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
Yes ☐ No ☑
At October 18, 2022, the number of shares of common stock, $0.01 par value, outstanding was 81,403,369.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Manufacturing	$302.0	$234.5	$813.5	$490.2
Leasing	194.6	185.3	572.6	553.6
	496.6	419.8	1,386.1	1,043.8
Operating costs:
Cost of revenues:
Manufacturing	288.0	238.8	804.4	488.0
Leasing	107.3	98.6	315.0	297.8
	395.3	337.4	1,119.4	785.8
Selling, engineering, and administrative expenses:
Manufacturing	8.7	8.3	25.4	25.4
Leasing	14.2	11.6	39.6	36.1
Other	25.1	25.9	72.7	75.2
	48.0	45.8	137.7	136.7
Gains on dispositions of property:
Lease portfolio sales	34.3	32.9	73.0	45.7
Other	5.1	8.7	19.5	19.5
	39.4	41.6	92.5	65.2
Restructuring activities, net	—	(0.1)	1.0	(1.1)
Total operating profit	92.7	78.3	220.5	187.6
Other (income) expense:
Interest expense, net	55.0	45.2	148.2	147.5
Loss on extinguishment of debt	—	—	1.5	11.7
Other, net	(0.6)	(0.7)	(2.7)	1.3
	54.4	44.5	147.0	160.5
Income from continuing operations before income taxes	38.3	33.8	73.5	27.1
Provision (benefit) for income taxes:
Current	(2.6)	0.5	1.2	5.7
Deferred	11.2	7.8	16.2	3.7
	8.6	8.3	17.4	9.4
Income from continuing operations	29.7	25.5	56.1	17.7
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(1.0), $3.6, $(3.5), and $8.0	(3.4)	10.4	(13.7)	24.3
Loss on sale of discontinued operations, net of benefit for income taxes of $—, $—, $1.4, and $—	—	—	(5.7)	—
Net income	26.3	35.9	36.7	42.0
Net income (loss) attributable to noncontrolling interest	0.5	3.9	7.9	(6.0)
Net income attributable to Trinity Industries, Inc.	$25.8	$32.0	$28.8	$48.0

Basic earnings per common share:
Income from continuing operations	$0.36	$0.22	$0.59	$0.23
Income (loss) from discontinued operations	(0.04)	0.11	(0.24)	0.23
Basic net income attributable to Trinity Industries, Inc.	$0.32	$0.33	$0.35	$0.46
Diluted earnings per common share:
Income from continuing operations	$0.35	$0.22	$0.57	$0.22
Income (loss) from discontinued operations	(0.04)	0.11	(0.23)	0.23
Diluted net income attributable to Trinity Industries, Inc.	$0.31	$0.33	$0.34	$0.45
Weighted average number of shares outstanding:
Basic	81.7	97.7	82.3	103.4
Diluted	83.3	99.5	84.4	105.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$26.3	$35.9	$36.7	$42.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(3.0), $0.2, $(8.4), and $(1.5)	10.0	(0.8)	26.8	5.0
Reclassification adjustments for losses included in net income, net of tax benefit (expense) of $(0.1), $0.3, $1.2, and $0.6	0.2	1.8	4.6	2.9
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, $—, $—, and $0.1	0.1	—	0.2	0.1
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, $—, and $—	—	—	1.3	—
	10.3	1.0	32.9	8.0
Comprehensive income	36.6	36.9	69.6	50.0
Less: comprehensive income (loss) attributable to noncontrolling interest	0.8	4.2	7.4	(5.0)
Comprehensive income attributable to Trinity Industries, Inc.	$35.8	$32.7	$62.2	$55.0
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$58.5	$167.3
Receivables, net of allowance	280.2	227.6
Income tax receivable	11.0	5.4
Inventories:
Raw materials and supplies	481.7	278.4
Work in process	150.0	91.6
Finished goods	54.8	62.9
	686.5	432.9
Restricted cash, including partially-owned subsidiaries of $63.1 and $58.6	180.2	135.1
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,920.5 and $1,927.7	9,244.8	9,105.6
Less accumulated depreciation, including partially-owned subsidiaries of $591.8 and $568.4	(2,351.0)	(2,258.7)
	6,893.8	6,846.9
Goodwill	159.5	154.2
Other assets	329.4	266.5
Total assets	$8,599.1	$8,235.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$286.6	$206.4
Accrued liabilities	288.9	307.4
Debt:
Recourse	459.0	398.7
Non-recourse:
Wholly-owned subsidiaries	3,844.5	3,555.8
Partially-owned subsidiaries	1,190.2	1,216.1
	5,493.7	5,170.6
Deferred income taxes	1,128.5	1,106.8
Other liabilities	140.3	147.9
Total liabilities	7,338.0	6,939.1

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	6.1	—
Retained earnings	997.7	1,046.6
Accumulated other comprehensive income (loss)	16.4	(17.0)
Treasury stock	(15.1)	(0.6)
	1,005.9	1,029.8
Noncontrolling interest	255.2	267.0
Total stockholders' equity	1,261.1	1,296.8
Total liabilities and stockholders' equity	$8,599.1	$8,235.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating activities:
Net income	$36.7	$42.0
(Income) loss from discontinued operations, net of income taxes	13.7	(24.3)
Loss on sale of discontinued operations, net of income taxes	5.7	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities – continuing operations:
Depreciation and amortization	206.0	200.4
Stock-based compensation expense	16.7	15.2
Provision (benefit) for deferred income taxes	16.2	3.7
Net gains on lease portfolio sales	(71.7)	(45.7)
Gains on dispositions of property and other assets	(12.0)	(16.4)
Gains on insurance recoveries from property damage	(7.5)	(4.7)
Non-cash interest expense	10.2	10.3
Loss on extinguishment of debt	1.5	11.7
Other	(4.8)	6.9
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(51.9)	(31.5)
(Increase) decrease in income tax receivable	(5.6)	249.8
(Increase) decrease in inventories	(253.6)	(64.2)
(Increase) decrease in other assets	(19.9)	6.7
Increase (decrease) in accounts payable	78.9	43.7
Increase (decrease) in accrued liabilities	(4.6)	14.7
Increase (decrease) in other liabilities	(6.6)	0.5
Net cash provided by (used in) operating activities – continuing operations	(52.6)	418.8
Net cash provided by (used in) operating activities – discontinued operations	(15.4)	8.4
Net cash provided by (used in) operating activities	(68.0)	427.2
Investing activities:
Proceeds from dispositions of property and other assets	33.2	34.3
Proceeds from lease portfolio sales	514.8	404.5
Capital expenditures – leasing	(691.1)	(363.9)
Capital expenditures – manufacturing and other	(25.7)	(16.9)
Acquisitions, net of cash acquired	(9.4)	(16.5)
Proceeds from insurance recoveries	7.6	6.5
Equity investments	(15.5)	(0.2)
Net cash provided by (used in) investing activities – continuing operations	(186.1)	47.8
Payments related to sale of discontinued operations	(2.7)	—
Net cash used in investing activities – discontinued operations	—	(4.2)
Net cash provided by (used in) investing activities	(188.8)	43.6
Financing activities:
Payments to retire debt	(1,351.5)	(2,256.8)
Proceeds from issuance of debt	1,664.5	2,393.7
Shares repurchased	(36.8)	(406.5)
Dividends paid to common shareholders	(58.3)	(68.5)
Purchase of shares to satisfy employee tax on vested stock	(5.6)	(9.2)
Distributions to noncontrolling interest	(19.2)	(6.8)
Net cash provided by (used in) financing activities	193.1	(354.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63.7)	116.7
Cash, cash equivalents, and restricted cash at beginning of period	302.4	228.4
Cash, cash equivalents, and restricted cash at end of period	$238.7	$345.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income (loss)	—	—	—	(0.7)	—	—	—	(0.7)	2.6	1.9
Other comprehensive income	—	—	—	—	17.1	—	—	17.1	0.2	17.3
Cash dividends declared on common stock (1)	—	—	—	(19.3)	—	—	—	(19.3)	—	(19.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.2)	—	—	—
Balances at March 31, 2022	83.3	$0.8	$5.3	$1,026.6	$0.1	—	$(0.8)	$1,032.0	$263.6	$1,295.6
Net income	—	—	—	3.7	—	—	—	3.7	4.8	8.5
Other comprehensive income (loss)	—	—	—	—	6.3	—	—	6.3	(1.0)	5.3
Cash dividends declared on common stock (1)	—	—	—	(19.1)	—	—	—	(19.1)	—	(19.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(8.8)	(8.8)
Stock-based compensation expense	—	—	5.7	—	—	—	—	5.7	—	5.7
Settlement of share-based awards, net	0.8	—	0.4	—	—	(0.2)	(6.1)	(5.7)	—	(5.7)
Shares repurchased	—	—	—	—	—	(1.0)	(25.3)	(25.3)	—	(25.3)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(2.0)	—	(36.4)	(20.1)	—	2.0	56.5	—	—	—
Balances at June 30, 2022	82.1	$0.8	$—	$991.1	$6.4	—	$(0.7)	$997.6	$258.6	$1,256.2
Net income	—	—	—	25.8	—	—	—	25.8	0.5	26.3
Other comprehensive income	—	—	—	—	10.0	—	—	10.0	0.3	10.3
Cash dividends declared on common stock (1)	—	—	—	(19.2)	—	—	—	(19.2)	—	(19.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(4.2)	(4.2)
Stock-based compensation expense	—	—	5.9	—	—	—	—	5.9	—	5.9
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.3)	(0.1)	—	(0.1)
Shares repurchased	—	—	—	—	—	(0.6)	(14.1)	(14.1)	—	(14.1)
Balances at September 30, 2022	82.1	$0.8	$6.1	$997.7	$16.4	(0.6)	$(15.1)	$1,005.9	$255.2	$1,261.1
(1) Dividends of $0.23 per common share for all periods presented in 2022.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	3.3	—	—	—	3.3	(2.0)	1.3
Other comprehensive income	—	—	—	—	5.1	—	—	5.1	0.3	5.4
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	1.0	—	—	—	(0.8)	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(1.3)	(36.8)	(36.8)	—	(36.8)
Balances at March 31, 2021	111.2	$1.1	$6.1	$1,749.4	$(25.8)	(1.4)	$(38.4)	$1,692.4	$275.5	$1,967.9
Net income (loss)	—	—	—	12.7	—	—	—	12.7	(7.9)	4.8
Other comprehensive income	—	—	—	—	1.2	—	—	1.2	0.4	1.6
Cash dividends declared on common stock (1)	—	—	—	(21.0)	—	—	—	(21.0)	—	(21.0)
Stock-based compensation expense	—	—	4.1	—	—	—	—	4.1	—	4.1
Settlement of share-based awards, net	1.1	—	0.4	—	—	(0.3)	(9.1)	(8.7)	—	(8.7)
Shares repurchased	—	—	—	—	—	(10.5)	(290.8)	(290.8)	—	(290.8)
Retirement of treasury stock	(12.2)	(0.1)	(10.6)	(327.0)	—	12.2	337.7	—	—	—
Balances at June 30, 2021	100.1	$1.0	$—	$1,414.1	$(24.6)	—	$(0.6)	$1,389.9	$268.0	$1,657.9
Net income	—	—	—	32.0	—	—	—	32.0	3.9	35.9
Other comprehensive income	—	—	—	—	0.7	—	—	0.7	0.3	1.0
Cash dividends declared on common stock (1)	—	—	—	(20.9)	—	—	—	(20.9)	—	(20.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.8)	(6.8)
Stock-based compensation expense	—	—	6.0	—	—	—	—	6.0	—	6.0
Settlement of share-based awards, net	0.1	—	0.9	—	—	(0.1)	(0.5)	0.4	—	0.4
Shares repurchased	—	—	—	—	—	(2.8)	(77.1)	(77.1)	—	(77.1)
Balances at September 30, 2021	100.2	$1.0	$6.9	$1,425.2	$(23.9)	(2.9)	$(78.2)	$1,331.0	$265.4	$1,596.4
(1) Dividends of $0.21 per common share for all periods presented in 2021.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2022 presentation.
Due to seasonal and other factors, including the ongoing impacts of the coronavirus pandemic (“COVID-19”), the results of operations for the nine months ended September 30, 2022 may not be indicative of expected results of operations for the year ending December 31, 2022. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021.
Sale of Highway Products Business
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million, subject to a final working capital adjustment, which was recorded in the second quarter of 2022.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of September 30, 2022. We had no sales-type leases as of December 31, 2021.

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
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $3.0 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2022 and the percentage of the outstanding performance obligations as of September 30, 2022 expected to be delivered during the remainder of 2022:

	Unsatisfied performance obligations at September 30, 2022
	Total Amount	Percent expected to be delivered in 2022
	(in millions)
Rail Products Group:
New railcars:
External customers (1)	$3,573.7
Leasing Group	517.2
	$4,090.9	16.2%
Sustainable railcar conversions	$201.4	26.5%

Railcar Leasing and Management Services Group	$133.6	6.8%
(1) Unsatisfied performance obligations at September 30, 2022 include 15,000 railcars expected to be delivered through 2028, valued at approximately $1.8 billion, associated with a new long-term railcar supply agreement with GATX Corporation.
The remainder of the unsatisfied performance obligations for the Rail Products Group is expected to be delivered through 2028. The orders in the Rail Products Group's backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2029.

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to fifteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of September 30, 2022, we had no material finance leases in which we were the lessee. As applicable, the lease liability is reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations
Operating lease expense	$4.6	$4.0	$13.5	$11.3
Short-term lease expense	$0.1	$—	$0.3	$0.2

Consolidated Statements of Cash Flows
Cash flows from operating activities			$13.5	$11.3
Right-of-use assets recognized in exchange for new lease liabilities			$21.0	$23.7

			September 30, 2022	December 31, 2021
Consolidated Balance Sheets
Right-of-use assets (1)			$89.9	$82.8
Lease liabilities (2)			$112.1	$106.3
Weighted average remaining lease term			10.0 years	10.8 years
Weighted average discount rate			2.8%	3.0%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining three months of 2022	$3.2	$2.1	$5.3
2023	12.0	7.9	19.9
2024	8.0	6.9	14.9
2025	6.0	6.1	12.1
2026	5.7	5.7	11.4
Thereafter	8.7	57.8	66.5
Total operating lease payments	$43.6	$86.5	$130.1
Less: Present value adjustment			(18.0)
Total operating lease liabilities			$112.1
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of September 30, 2022, non-Leasing Group operating leases were not significant, and we had no direct finance leases.

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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating lease revenues	$167.2	$158.2	$500.5	$486.2
Variable operating lease revenues	$17.7	$18.8	$49.0	$44.7
Interest income on sales-type lease receivables	$0.2	$—	$0.5	$—
Profit recognized at sales-type lease commencement (1)	$—	$—	$1.3	$—
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining three months of 2022	$156.7
2023	519.9
2024	406.0
2025	307.4
2026	220.0
Thereafter	369.4
Total	$1,979.4
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions)(1):

Remaining three months of 2022	$0.3
2023	1.1
2024	1.1
2025	1.1
2026	1.1
Thereafter	11.2
Total	15.9
Less: Unearned interest income	(5.2)
Net investment in sales-type leases (1)	$10.7
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

Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the nine months ended September 30, 2022, we recognized approximately $1.7 million of credit loss expense and wrote off $1.9 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.5 million at December 31, 2021 to $10.3 million at September 30, 2022. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
In May 2022, we completed the acquisition of a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. Based on our preliminary purchase price allocation, we recorded intellectual property of $5.2 million, which will be amortized over five years, goodwill of $5.3 million, and certain other immaterial assets and liabilities.
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
Goodwill
As of September 30, 2022 and December 31, 2021, the carrying amount of our goodwill totaled $159.5 million and $154.2 million, respectively, which is primarily attributable to the Rail Products Group.
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$2.7	$5.5	$3.1	$11.3
Warranty costs incurred	(0.4)	(3.4)	(2.5)	(6.2)
Warranty originations and revisions	0.9	1.6	3.1	(1.0)
Warranty expirations	(0.3)	(0.2)	(0.8)	(0.6)
Ending balance	$2.9	$3.5	$2.9	$3.5

Recent Accounting Pronouncements
ASU 2022-04 – In September 2022, the FASB issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of these programs, outstanding amounts as of the end of the reporting period, a description of where in the financial statements outstanding amounts are presented, and a rollforward of these obligations. ASU 2022-04 is effective for public companies during interim and annual reporting periods beginning after December 15, 2022 and is to be adopted on a retrospective basis, except for the disclosure of rollforward information, which is effective for public companies during interim and annual reporting periods beginning after December 15, 2023 and is to be adopted on a prospective basis. Early adoption is permitted. We plan to adopt ASU 2022-04 effective January 1, 2023 and are currently evaluating the impact these disclosures will have on our Consolidated Financial Statements.
Note 2. Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. During the nine months ended September 30, 2022, we recorded a loss on sale of discontinued operations of $5.8 million ($4.4 million, net of income taxes), which included a $2.7 million payment to Rush Hour representing a final working capital adjustment, as well as additional transaction costs incurred during the period. There was no loss on sale of discontinued operations during the three months ended September 30, 2022. We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q.
In connection with the sale, Trinity and Rush Hour entered into various agreements to effect the transaction and provide a framework for their relationship after the separation, including a purchase and sale agreement, a transition services agreement, and a lease agreement. The transition services have various durations ranging between one and eighteen months. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of THP. The amounts billed for transition services were not material to our results of operations for the three and nine months ended September 30, 2022. Additionally, in connection with the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses related to these retained obligations incurred during the three and nine months ended September 30, 2022, and that may be incurred in the future, will likewise be reported in discontinued operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of THP's operating results included in income (loss) from discontinued operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$—	$83.7	$—	$230.0
Cost of revenues	—	60.4	—	165.2
Selling, engineering, and administrative expenses	4.4	9.3	17.2	32.5
Income (loss) from discontinued operations before income taxes	(4.4)	14.0	(17.2)	32.3
Provision (benefit) for income taxes	(1.0)	3.2	(3.5)	7.2
Income (loss) from discontinued operations, net of income taxes	$(3.4)	$10.8	$(13.7)	$25.1

Other discontinued operations
In addition to the THP activities disclosed above, results include certain amounts related to businesses previously disposed, including a $1.3 million of loss on sale of discontinued operations, net of income taxes for the nine months ended September 30, 2022 and losses of $0.4 million and $0.8 million included in income (loss) from discontinued operations, net of income taxes for the three and nine months ended September 30, 2021, respectively.
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
Interest Rate Hedges

			Included in accompanying balance sheet at September 30, 2022
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.5	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.1	$0.2
Tribute Rail secured railcar equipment notes (2)	$256.0	2.86%	$—	$0.9	$1.1
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.3)	$—
Open hedge:
2017 promissory notes – interest rate swap	$441.4	2.39%	$19.6	$(19.6)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) In May 2022, Tribute Rail LLC ("Tribute Rail"), an indirect, wholly-owned subsidiary of TRIP Holdings, entered into and subsequently terminated a forward starting interest rate swap to hedge the risk of potential interest rate increases prior to the May 2022 Tribute Rail debt issuance.

	Effect on interest expense – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months
	2022	2021	2022	2021
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$—	$0.1	$0.1	$0.2	$0.2
TRIP Holdings warehouse loan	$0.3	$0.4	$1.0	$1.4	$0.3
Triumph Rail secured railcar equipment notes	$—	$—	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.1	$—	$0.2	$—	$0.7
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$0.3	$3.1	$5.3	$9.3	$5.6
(1) Based on the fair value of open hedges as of September 30, 2022.

Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at September 30, 2022		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months (1)
			2022	2021	2022	2021
(in millions)
$40.8	$1.1	$(1.6)	$(0.5)	$(1.4)	$(0.7)	$(7.4)	$(1.6)
(1) Based on the fair value of open hedges as of September 30, 2022.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	September 30, 2022	December 31, 2021
	(in millions)
Assets:
Cash equivalents	$34.7	$11.4
Restricted cash	180.2	135.1
Total assets	$214.9	$146.5
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

	Level 2
	September 30, 2022	December 31, 2021
	(in millions)
Assets:
Interest rate hedge (1)	$19.6	$—
Foreign currency hedge (1)	1.1	—
Total assets	$20.7	$—

Liabilities:
Interest rate hedge (2)	$—	$21.0
Foreign currency hedge (2)	—	0.1
Total liabilities	$—	$21.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2022 and December 31, 2021, we have no assets measured on a recurring basis as Level 3 in the fair value hierarchy.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended September 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$194.6	$302.0	$—	$—	$496.6
Intersegment revenue	0.2	295.3	(295.3)	(0.2)	—
Total revenues	$194.8	$597.3	$(295.3)	$(0.2)	$496.6

	Three Months Ended September 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$185.3	$234.5	$—	$—	$419.8
Intersegment revenue	0.2	105.4	(105.3)	(0.3)	—
Total revenues	$185.5	$339.9	$(105.3)	$(0.3)	$419.8

	Nine Months Ended September 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$572.6	$813.5	$—	$—	$1,386.1
Intersegment revenue	0.6	605.5	(605.5)	(0.6)	—
Total revenues	$573.2	$1,419.0	$(605.5)	$(0.6)	$1,386.1

	Nine Months Ended September 30, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$553.6	$490.2	$—	$—	$1,043.8
Intersegment revenue	0.5	372.5	(367.6)	(5.4)	—
Total revenues	$554.1	$862.7	$(367.6)	$(5.4)	$1,043.8
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$107.9	$109.3	$293.2	$268.7
Rail Products Group	26.0	(3.1)	40.5	(8.7)
Segment Totals	133.9	106.2	333.7	260.0
Corporate and other	(21.4)	(23.1)	(62.2)	(63.1)
Restructuring activities, net	—	0.1	(1.0)	1.1
Eliminations – Lease Subsidiary	(19.6)	(4.5)	(48.7)	(9.3)
Eliminations – Other	(0.2)	(0.4)	(1.3)	(1.1)
Consolidated operating profit	92.7	78.3	220.5	187.6
Other (income) expense	54.4	44.5	147.0	160.5
Provision (benefit) for income taxes	8.6	8.3	17.4	9.4
Income (loss) from discontinued operations, net of income taxes	(3.4)	10.4	(13.7)	24.3
Loss on sale of discontinued operations, net of income taxes	—	—	(5.7)	—
Net income	$26.3	$35.9	$36.7	$42.0
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
At September 30, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $134.5 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.

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
Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, announced a new railcar investment vehicle (“RIV”) program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which was owned 90% by Wafra Funds and 10% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period. TILC will service all railcars owned by Signal Rail.
In August 2022, TILC and certain of its subsidiaries sold a second portfolio comprised of 2,678 railcars and related leases to Signal Rail for an aggregate sales price of approximately $254.1 million. TILC recognized a gain of approximately $25.1 million on the sale and approximately $2.5 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases during the three and nine months ended September 30, 2022. In connection with the sale, TILC contributed $13.5 million of cash to Signal Rail, resulting in an increase in TILC's weighted average equity ownership in Signal Rail to 12.9%. Signal Rail financed the August 2022 purchase primarily through a term loan. To date, TILC has sold 6,260 railcars to Signal Rail for an aggregate sales price of $579.2 million.
Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 12.9% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 12.9% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At September 30, 2022, the carrying value of TILC’s equity investment in Signal Rail was $20.6 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	September 30, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$4.4	$—	$4.4	$—	$4.4
Accounts receivable	97.3	12.3	109.6	—	109.6
Property, plant, and equipment, net	5,793.1	1,533.5	7,326.6	(774.4)	6,552.2
Restricted cash	117.1	63.1	180.2	—	180.2
Other assets	132.6	1.9	134.5	—	134.5
Total assets	$6,144.5	$1,610.8	$7,755.3	$(774.4)	$6,980.9

Accounts payable and accrued liabilities	$114.9	$42.9	$157.8	$—	$157.8
Debt, net	3,844.5	1,190.2	5,034.7	—	5,034.7
Deferred income taxes	1,147.0	0.9	1,147.9	(177.6)	970.3
Other liabilities	41.7	—	41.7	—	41.7
Total liabilities	5,148.1	1,234.0	6,382.1	(177.6)	6,204.5
Noncontrolling interest	—	255.2	255.2	—	255.2
Total Equity	$996.4	$121.6	$1,118.0	$(596.8)	$521.2

	December 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.4	$—	$3.4	$—	$3.4
Accounts receivable	90.7	10.1	100.8	—	100.8
Property, plant, and equipment, net	5,706.1	1,570.6	7,276.7	(779.1)	6,497.6
Restricted cash	76.5	58.6	135.1	—	135.1
Other assets	67.3	2.1	69.4	—	69.4
Total assets	$5,944.0	$1,641.4	$7,585.4	$(779.1)	$6,806.3

Accounts payable and accrued liabilities	$113.4	$30.1	$143.5	$—	$143.5
Debt, net	3,555.8	1,216.1	4,771.9	—	4,771.9
Deferred income taxes	1,114.2	1.1	1,115.3	(176.6)	938.7
Other liabilities	35.6	—	35.6	—	35.6
Total liabilities	4,819.0	1,247.3	6,066.3	(176.6)	5,889.7
Noncontrolling interest	—	267.0	267.0	—	267.0
Total Equity	$1,125.0	$127.1	$1,252.1	$(602.5)	$649.6
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$194.8	$185.5	5.0%	$573.2	$554.1	3.4%

Operating profit (1):
Leasing and management	$73.6	$76.4	(3.7)%	$220.2	$223.0	(1.3)%
Lease portfolio sales (2)	34.3	32.9	*	73.0	45.7	*
Total operating profit	$107.9	$109.3	(1.3)%	$293.2	$268.7	9.1%
Total operating profit margin	55.4%	58.9%		51.2%	48.5%

Leasing and management operating profit margin	37.8%	41.2%		38.4%	40.2%

Selected expense information:
Depreciation (3)	$59.1	$58.7	0.7%	$175.7	$170.5	3.0%
Maintenance and compliance	$28.2	$22.8	23.7%	$84.7	$73.7	14.9%
Rent and ad valorem taxes	$5.2	$5.0	4.0%	$15.5	$14.3	8.4%
Selling, engineering, and administrative expenses	$14.2	$11.6	22.4%	$39.6	$36.1	9.7%
Interest (4)	$49.2	$39.9	23.3%	$133.9	$142.6	(6.1)%
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
(2) Includes $1.3 million selling profit associated with sales-type leases for the nine months ended September 30, 2022.
(3) Depreciation expense includes $2.4 million and $8.5 million for the three and nine months ended September 30, 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. For the three and nine months ended September 30, 2021, depreciation expense includes $4.7 million and $7.3 million, respectively, related to our sustainable railcar conversion program.
(4) Interest expense for the nine months ended September 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Interest expense for the nine months ended September 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Lease portfolio sales	$299.6	$322.1	$514.8	$410.9
Operating profit on lease portfolio sales (1)	$34.3	$32.9	$71.7	$45.7
Operating profit margin on lease portfolio sales	11.4%	10.2%	13.9%	11.1%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the nine months ended September 30, 2022.

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

	Remaining three months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$154.2	$512.2	$402.2	$304.8	$218.1	$368.9	$1,960.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2022 consisted primarily of non-recourse debt. As of September 30, 2022, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,431.2 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at September 30, 2022 was $350.8 million. See Note 8 for more information regarding the Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of September 30, 2022, TRIP Holdings held equipment with a net book value of $1,078.6 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of September 30, 2022, TRP-2021 equipment with a net book value of $454.9 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining three months of 2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.2	$11.9	$7.9	$6.0	$5.7	$8.7	$43.4
Future contractual minimum rental revenues	$2.5	$7.7	$3.8	$2.6	$1.9	$0.5	$19.0
Operating lease obligations totaling $1.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.2 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	September 30, 2022	December 31, 2021
	(in millions)
Manufacturing/Corporate:
Land	$15.8	$17.4
Buildings and improvements	385.0	377.4
Machinery and other	406.0	415.1
Construction in progress	15.9	18.1
	822.7	828.0
Less: accumulated depreciation	(481.1)	(478.7)
	341.6	349.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	21.6	20.7
Equipment on lease	7,223.5	7,061.3
	7,245.1	7,082.0
Less: accumulated depreciation	(1,452.0)	(1,375.9)
	5,793.1	5,706.1
Partially-owned subsidiaries:
Equipment on lease	2,234.5	2,242.9
Less: accumulated depreciation	(701.0)	(672.3)
	1,533.5	1,570.6

Deferred profit on railcars sold to the Leasing Group	(1,057.5)	(1,047.3)
Less: accumulated amortization	283.1	268.2
	(774.4)	(779.1)
	$6,893.8	$6,846.9

Note 8. Debt
The carrying amounts of our debt are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Corporate – Recourse:
Revolving credit facility	$60.0	$—
Senior notes, net of unamortized discount of $0.1 and $0.1	399.9	399.9
	459.9	399.9
Less: unamortized debt issuance costs	(0.9)	(1.2)
Total recourse debt	459.0	398.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.5	2,412.3	2,257.5
2017 promissory notes, net of unamortized discount of $6.2 and $7.8	726.6	760.2
TILC warehouse facility	728.2	561.8
	3,867.1	3,579.5
Less: unamortized debt issuance costs	(22.6)	(23.7)
	3,844.5	3,555.8
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.3	1,200.7	903.5
TRIP Railcar Co. term loan	—	323.7
	1,200.7	1,227.2
Less: unamortized debt issuance costs	(10.5)	(11.1)
	1,190.2	1,216.1
Total non–recourse debt	5,034.7	4,771.9
Total debt	$5,493.7	$5,170.6
Estimated Fair Value of Debt – The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TILC warehouse facility, and TRIP Railcar Co. term loan approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our debt are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Level 1	$1,514.8	$1,645.7
Level 2	381.5	420.8
Level 3	3,284.8	3,215.4
	$5,181.1	$5,281.9

Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. In July 2022, we amended our revolving credit facility to extend its maturity date to the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our Senior Notes have not been repaid in full by that date.
During the nine months ended September 30, 2022, we had total borrowings of $545.0 million and total repayments of $485.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $4.9 million. Of the $385.1 million remaining unused amount, $264.1 million was available for borrowing as of September 30, 2022. The majority of our outstanding letters of credit as of September 30, 2022 are scheduled to expire in November 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of Secured Overnight Financing Rate ("SOFR") plus 2.35%, for an all-in interest rate of 5.34% as of September 30, 2022. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.35% as of September 30, 2022).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2022, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility. As of September 30, 2022, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the nine months ended September 30, 2022, we had total borrowings of $554.1 million and total repayments of $387.7 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $271.8 million, $142.1 million was available as of September 30, 2022 based on the amount of warehouse-eligible, unpledged equipment. In August 2022, we amended our warehouse loan facility to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. Advances under the facility bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 185 basis points, for an all-in interest rate of 4.48% at September 30, 2022.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. We incurred $2.6 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2022 Notes. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2022. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2022 Notes were used to repay approximately $209.9 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
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
Tribute Rail used the proceeds from the sale of the Tribute Rail Notes to purchase railcars and related operating leases from TRIP Railcar Co. TRIP Railcar Co. used the proceeds from Tribute Rail to repay its outstanding term loan agreement due June 2025, of which $319.4 million was outstanding at the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $1.5 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the nine months ended September 30, 2022.

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
Note 9. Income Taxes
The effective tax rate from continuing operations for the three and nine months ended September 30, 2022 was 22.5% and 23.7%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, taxes not recorded on our non-controlling interests in partially-owned subsidiaries, and a reduction of our uncertain tax positions balance due to a lapse of a state statute of limitations.
For the three months ended September 30, 2021, we recorded income tax expense of $8.3 million on income from continuing operations before income taxes of $33.8 million, which differs from the U.S. statutory rate primarily due to excess tax benefits associated with equity-based compensation. For the nine months ended September 30, 2021, we recorded income tax expense of $9.4 million on income from continuing operations before income taxes of $27.1 million, which differs from the U.S. statutory rate primarily due to adjustments to the Coronavirus Aid, Relief, and Economic Security Act carryback benefit previously recognized, partially offset by excess tax benefits associated with equity-based compensation.
The total income tax receivable position as of September 30, 2022 was $11.0 million.
Our tax years through 2019 are effectively settled except with respect to carryback claims related to the 2013 through 2015 tax years, which are currently in review. We do not expect any significant changes to the carryback claims. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2017 forward. We believe we are appropriately reserved for any potential matters.
Note 10. Employee Retirement Plans
Our defined contribution expense for the three and nine months ended September 30, 2022 was $2.5 million and $6.8 million, respectively. Our defined contribution expense for the three and nine months ended September 30, 2021 was $2.5 million and $6.8 million, respectively.
The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.2 million and $0.5 million for the three and nine months ended September 30, 2022. The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
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
During the nine months ended September 30, 2021, we used $2.2 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan, which is included in other, net (income) expense in our Consolidated Statements of Operations. There were no pension administrative expenses for the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, we used $0.2 million to fund pension administrative expenses, resulting in a remaining surplus of the Pension Plan of $0.4 million at September 30, 2022.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the nine months ended September 30, 2022 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2021	$(1.3)	$(12.2)	$(3.5)	$(17.0)
Other comprehensive income, net of tax, before reclassifications	—	26.8	—	26.8
Amounts reclassified from AOCI, net of tax benefit of $—, $1.2, $—, and $1.2	—	4.6	0.2	4.8
Amounts reclassified to discontinued operations, net of tax	1.3	—	—	1.3
Less: noncontrolling interest	—	0.5	—	0.5
Other comprehensive income	1.3	31.9	0.2	33.4
Balances at September 30, 2022	$—	$19.7	$(3.3)	$16.4
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

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of Shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
July 1, 2022 through September 30, 2022	610,000	14.1	$33.7
Total	7,525,953	$216.3
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.
Certain shares of stock repurchased during September 2022, totaling $2.6 million, were cash settled in October 2022 in accordance with normal settlement practices.

During the three and nine months ended September 30, 2021, share repurchases totaled 2.8 million and 14.6 million, respectively, at a cost of approximately $77.1 million and $404.7 million, respectively. Share repurchases during the nine months ended September 30, 2021 included 8.1 million shares, at a cost of approximately $222.5 million, from a privately negotiated transaction with ValueAct Capital Master Fund, L.P ("ValueAct"). The repurchase from ValueAct was approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, the previous share repurchase program, which was completed in the third quarter of 2021.
Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.9 million and $16.7 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense totaled approximately $6.0 million and $15.2 million for the three and nine months ended September 30, 2021, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the nine months ended September 30, 2022:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	630,449	$25.64
Restricted stock awards	26,339	$25.43
Performance units	243,084	$29.89

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Income from continuing operations	$29.7	$25.5	$56.1	$17.7
Less: Net (income) loss attributable to noncontrolling interest	(0.5)	(3.9)	(7.9)	6.0
Net income from continuing operations attributable to Trinity Industries, Inc.	29.2	21.6	48.2	23.7
Income (loss) from discontinued operations, net of income taxes	(3.4)	10.4	(13.7)	24.3
Loss on sale of discontinued operations, net of income taxes	—	—	(5.7)	—
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(3.4)	10.4	(19.4)	24.3
Net income attributable to Trinity Industries, Inc.	$25.8	$32.0	$28.8	$48.0

Basic weighted average shares outstanding	81.7	97.7	82.3	103.4
Effect of dilutive securities	1.6	1.8	2.1	2.3
Diluted weighted average shares outstanding	83.3	99.5	84.4	105.7

Basic earnings per common share:
Income from continuing operations	$0.36	$0.22	$0.59	$0.23
Income (loss) from discontinued operations	(0.04)	0.11	(0.24)	0.23
Basic net income attributable to Trinity Industries, Inc.	$0.32	$0.33	$0.35	$0.46
Diluted earnings per common share:
Income from continuing operations	$0.35	$0.22	$0.57	$0.22
Income (loss) from discontinued operations	(0.04)	0.11	(0.23)	0.23
Diluted net income attributable to Trinity Industries, Inc.	$0.31	$0.33	$0.34	$0.45

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.3	0.1	0.1	0.1
Antidilutive stock options	—	—	—	—

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
State actions
Mr. Harman also has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter, which is scheduled for trial on April 17, 2023. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), Mr. Harman alleged the Company violated the Tennessee False Claim Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The State of Tennessee Attorney General filed a Notice of Election to Decline Intervention in this matter. On January 10, 2022, the trial court granted Trinity’s Motion to Dismiss Harman’s Second Amended Complaint and entered an order dismissing Mr. Harman’s complaint with prejudice. On February 7, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order dismissing the case. Mr. Harman's appeal remains pending. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
In a similar New Jersey state qui tam action (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County) that was previously dismissed by the trial court, Mr. Harman sought leave to file an amended complaint pursuant to the New Jersey False Claims Act. On February 16, 2022, the trial court denied Mr. Harman’s motion. On March 9, 2022, Mr. Harman filed a motion for reconsideration of the trial court’s order denying leave to file an amended complaint. On June 27, 2022, the trial court denied Mr. Harman’s motion for reconsideration seeking leave to file an amended complaint with prejudice. On August 9, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order denying Mr. Harman's motion for reconsideration. Mr. Harman's appeal remains pending. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, and California were dismissed. Also as previously reported, in June 2022, a state qui tam action filed by Mr. Harman in the state of Massachusetts was settled for $5.0 million, which is included in income (loss) from discontinued operations, net of income taxes, in our Consolidated Statement of Operations for the nine months ended September 30, 2022.

Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in the Virginia, Tennessee, and New Jersey state qui tam actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions, as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.
Missouri class action
On November 5, 2015, a lawsuit was filed against the Company titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case was being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleged that the Company and THP did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleged product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff sought compensatory damages, interest, attorneys' fees, and costs, and in the alternative plaintiff sought a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain.
The parties reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. On May 30, 2022, the trial court granted preliminary approval of the settlement, and on August 30, 2022, the trial court granted final approval of the settlement. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. Certain amounts involved in the settlement cannot be precisely determined at this time as the actual number of qualifying ET Plus systems that will be replaced as part of the settlement is not currently known. Consequently, the corresponding liability will be periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated costs. The accrual and related range of reasonably possible loss related to this matter are included in the amounts described below under "Other matters."
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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $37.0 million to $51.2 million, which includes our rights in indemnity and recourse to third parties of approximately $10.1 million, which is recorded in other assets in our Consolidated Balance Sheet as of September 30, 2022. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At September 30, 2022, total accruals of $37.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $25.4 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of September 30, 2022, we have utilized $17.0 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the first six months of 2022, we recorded an insurance receivable of approximately $7.3 million for additional property damage recoveries that we expect to be reimbursed under the terms of our insurance policy, and we recorded a corresponding gain, net of the applicable deductible, of $6.4 million, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. We received $4.8 million of reimbursements for property damage recoveries, resulting in a remaining insurance receivable of $2.5 million as of June 30, 2022.
During the third quarter of 2022, we recorded an additional insurance receivable of approximately $2.9 million for additional insurance recoveries that we expect to be reimbursed under the terms of our insurance policy, and we recorded a gain of $1.1 million, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. We received $2.8 million of reimbursements during the third quarter of 2022, resulting in a remaining insurance receivable of $2.6 million as of September 30, 2022.
Any additional property damage insurance proceeds received in excess of the net book value of property lost will be accounted for as gains in future quarters.

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
•legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products;

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
We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this Quarterly Report on Form 10-Q. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Similar expenses incurred during the three and nine months ended September 30, 2022 and that may be incurred in the future related to these retained obligations will likewise be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 14 for information regarding the retained liabilities.
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
Executive Summary
Recent Market Developments
Cyclical, Seasonal and Other Trends Impacting Our Business
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
Railcar loading volumes, levels of railcars in storage, and orders for new railcar equipment have improved, and railcar lease rates and utilization continue to improve. We believe that our rail platform is designed to respond to cyclical changes in demand and perform throughout the railcar cycle.
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

As a result of disruptions in the global supply chain, we have continued to experience shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network used to deliver our products, which have impacted our ability to timely deliver these railcars to our customers. While we believe these challenges will be resolved over time, they may persist over the foreseeable future, which could continue to impact our operations. We will continue to monitor the situation and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group.
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. Although we have not experienced significant interruptions to our daily operations or a material impact to our operating costs, the ongoing economic pressures related to the effects of the pandemic have negatively impacted our results of operations for the three and nine months ended September 30, 2022. While we continue to see gradual reduction of the impacts of the pandemic, we are monitoring the impacts of COVID-19 variants on the economy and our workforce.
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of the 2021 Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.
Financial and Operational Highlights
•Our revenues for the nine months ended September 30, 2022 were $1,386.1 million, representing an increase of 32.8%, compared to the nine months ended September 30, 2021. Our operating profit for the nine months ended September 30, 2022 was $220.5 million compared to $187.6 million for the nine months ended September 30, 2021.
•The Leasing Group's lease fleet of 109,195 company-owned railcars was 97.9% utilized as of September 30, 2022, compared to a lease fleet utilization of 95.0% on 105,915 company-owned railcars as of September 30, 2021. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the nine months ended September 30, 2022, we made a net investment in our lease fleet of approximately $176.3 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at September 30, 2022 was $4.1 billion, compared to $1.2 billion at September 30, 2021. The Rail Products Group received orders for 28,890 railcars and delivered 8,915 railcars in the nine months ended September 30, 2022, in comparison to orders for 8,510 railcars and deliveries of 6,070 railcars in the nine months ended September 30, 2021.
◦In the third quarter of 2022, we entered into a new long-term railcar supply agreement with GATX Corporation (“GATX”) to deliver a mix of 15,000 newly built tank and freight railcars over a six-year period. Our ending backlog at September 30, 2022 includes 15,000 railcars valued at approximately $1.8 billion associated with this agreement.
•The Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. During the nine months ended September 30, 2022, sustainable railcar conversion revenues totaled $117.9 million, representing 1,230 railcars.
•For the nine months ended September 30, 2022, operating cash flows from continuing operations was a net use of $52.6 million and Free Cash Flow After Investments and Dividends ("Free Cash Flow") was $0.1 million(1), in comparison to generating operating cash flows from continuing operations and Free Cash Flow of $418.8 million and $510.9 million(1), respectively, for the nine months ended September 30, 2021.
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
(2) In the third quarter of 2021, we completed the existing share repurchase program, and our Board of Directors authorized a new $250.0 million share repurchase program.
(3) In the fourth quarter of 2021, we entered into an additional stock repurchase agreement with ValueAct Capital Master Fund, L.P. ("ValueAct") in a privately negotiated transaction. Additionally, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. See Note 12 of the Consolidated Financial Statements for more information on the ASR.
(4) There were no shares repurchased during the first quarter of 2022 due to the ongoing ASR.
(5) In the second quarter of 2022, we completed the final settlement of the ASR. See Note 12 of the Consolidated Financial Statements for more information on the ASR.
Capital Structure Updates
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
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
While the stated final maturity date of these debt issuances is in 2052, the cash flows from the encumbered assets of each of TRL-2022 and Tribute Rail will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the notes will be repaid well in advance of their stated final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. See Note 8 of the Consolidated Financial Statements for more information.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$496.6	$419.8	$1,386.1	$1,043.8
Cost of revenues	395.3	337.4	1,119.4	785.8
Selling, engineering, and administrative expenses	48.0	45.8	137.7	136.7
Gains on dispositions of property	39.4	41.6	92.5	65.2
Restructuring activities, net	—	(0.1)	1.0	(1.1)
Total operating profit	92.7	78.3	220.5	187.6
Interest expense, net	55.0	45.2	148.2	147.5
Loss on extinguishment of debt	—	—	1.5	11.7
Other, net	(0.6)	(0.7)	(2.7)	1.3
Income from continuing operations before income taxes	38.3	33.8	73.5	27.1
Provision (benefit) for income taxes	8.6	8.3	17.4	9.4
Income from continuing operations	$29.7	$25.5	$56.1	$17.7

Revenues
The tables below present revenues by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$194.6	$0.2	$194.8	5.0%
Rail Products Group	302.0	295.3	597.3	75.7%
Segment Totals	496.6	295.5	792.1	50.8%
Eliminations – Lease Subsidiary	—	(295.3)	(295.3)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$496.6	$—	$496.6	18.3%

	Three Months Ended September 30, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$185.3	$0.2	$185.5
Rail Products Group	234.5	105.4	339.9
Segment Totals	419.8	105.6	525.4
Eliminations – Lease Subsidiary	—	(105.3)	(105.3)
Eliminations – Other	—	(0.3)	(0.3)
Consolidated Total	$419.8	$—	$419.8

	Nine Months Ended September 30, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$572.6	$0.6	$573.2	3.4%
Rail Products Group	813.5	605.5	1,419.0	64.5%
Segment Totals	1,386.1	606.1	1,992.2	40.6%
Eliminations – Lease Subsidiary	—	(605.5)	(605.5)
Eliminations – Other	—	(0.6)	(0.6)
Consolidated Total	$1,386.1	$—	$1,386.1	32.8%

	Nine Months Ended September 30, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$553.6	$0.5	$554.1
Rail Products Group	490.2	372.5	862.7
Segment Totals	1,043.8	373.0	1,416.8
Eliminations – Lease Subsidiary	—	(367.6)	(367.6)
Eliminations – Other	—	(5.4)	(5.4)
Consolidated Total	$1,043.8	$—	$1,043.8

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$86.9	$76.2	$280.0	$285.4
Rail Products Group	571.3	343.0	1,378.5	871.4
Segment Totals	658.2	419.2	1,658.5	1,156.8
Corporate and other	21.4	23.1	62.2	63.1
Restructuring activities, net	—	(0.1)	1.0	(1.1)
Eliminations – Lease Subsidiary	(275.7)	(100.8)	(556.8)	(358.3)
Eliminations – Other	—	0.1	0.7	(4.3)
Consolidated Total	$403.9	$341.5	$1,165.6	$856.2
Operating Profit
Operating profit by segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$107.9	$109.3	$293.2	$268.7
Rail Products Group	26.0	(3.1)	40.5	(8.7)
Segment Totals	133.9	106.2	333.7	260.0
Corporate and other	(21.4)	(23.1)	(62.2)	(63.1)
Restructuring activities, net	—	0.1	(1.0)	1.1
Eliminations – Lease Subsidiary	(19.6)	(4.5)	(48.7)	(9.3)
Eliminations – Other	(0.2)	(0.4)	(1.3)	(1.1)
Consolidated Total	$92.7	$78.3	$220.5	$187.6
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended September 30, 2022 were $496.6 million, representing an increase of $76.8 million, or 18.3%, over the prior year period. Our revenues for the nine months ended September 30, 2022 were $1,386.1 million, representing an increase of $342.3 million, or 32.8%, over the prior year period. The increases in revenues were primarily due to a higher volume of, and improved pricing on, external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended September 30, 2022 was $395.3 million, representing an increase of $57.9 million, or 17.2%, over the prior year period. Our cost of revenues for the nine months ended September 30, 2022 was $1,119.4 million, representing an increase of $333.6 million, or 42.5%, over the prior year period. The increases in cost of revenues were primarily due to a higher volume of, and input cost inflation associated with, external deliveries in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses were substantially unchanged for the three and nine months ended September 30, 2022 when compared to the prior year periods.
Gains on dispositions of property – Gains on dispositions of property decreased by $2.2 million for the three months ended September 30, 2022 when compared to the prior year period. During the three months ended September 30, 2022 and 2021, we recorded gains of $1.1 million and $4.7 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.

Gains on dispositions of property increased by $27.3 million for the nine months ended September 30, 2022 when compared to the prior year period primarily due to higher lease portfolio sales. Results for the nine months ended September 30, 2022 and 2021 included gains of $7.5 million and $4.7 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.
Operating profit – Operating profit for the three months ended September 30, 2022 totaled $92.7 million, representing an increase of $14.4 million, or 18.4%, from the prior year period primarily due to higher deliveries and improved pricing in the Rail Products Group, partially offset by higher fleet operating costs and increased depreciation in the Leasing Group.
Operating profit for the nine months ended September 30, 2022 totaled $220.5 million, representing an increase of $32.9 million, or 17.5%, from the prior year period primarily due to higher lease portfolio sales activity, partially offset by higher costs associated with external deliveries in the Rail Products Group, including the impact of deliveries of orders taken at the bottom of the cycle, as well as higher fleet operating costs and increased depreciation in the Leasing Group. Operating profit was favorably impacted in the current and prior year periods by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended September 30, 2022 totaled $55.0 million, compared to $45.2 million for the three months ended September 30, 2021, primarily driven by higher variable interest rates associated with TILC's warehouse loan facility and higher overall average debt.
Interest expense, net for the nine months ended September 30, 2022 totaled $148.2 million, compared to $147.5 million for the nine months ended September 30, 2021, primarily driven by higher variable interest rates associated with TILC's warehouse loan facility and higher overall average debt in 2022, partially offset by lower overall borrowing costs associated with the Company's debt facilities resulting from debt refinancing activity during the second quarter of 2021.
Loss on extinguishment of debt – Loss on extinguishment of debt for the nine months ended September 30, 2022 was $1.5 million from the write-off of unamortized debt issuance costs associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Loss on extinguishment of debt for the nine months ended September 30, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium. There was no loss on extinguishment of debt for the three months ended September 30, 2022 and 2021.
Income taxes – The effective tax rate from continuing operations for the three and nine months ended September 30, 2022 was 22.5% and 23.7%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, taxes not recorded on our non-controlling interests in partially-owned subsidiaries, and a reduction of our uncertain tax positions balance due to a lapse of a state statute of limitations.
For the three months ended September 30, 2021, we recorded income tax expense of $8.3 million on income from continuing operations before income taxes of $33.8 million, which differs from the U.S. statutory rate primarily due to excess tax benefits associated with equity-based compensation. For the nine months ended September 30, 2021, we recorded income tax expense of $9.4 million on income from continuing operations before income taxes of $27.1 million, which differs from the U.S. statutory rate primarily due to adjustments to the Coronavirus Aid, Relief, and Economic Security Act carryback benefit previously recognized, partially offset by excess tax benefits associated with equity-based compensation.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$194.8	$185.5	5.0%	$573.2	$554.1	3.4%

Operating profit (1):
Leasing and management	$73.6	$76.4	(3.7)%	$220.2	$223.0	(1.3)%
Lease portfolio sales (2)	34.3	32.9	*	73.0	45.7	*
Total operating profit	$107.9	$109.3	(1.3)%	$293.2	$268.7	9.1%
Total operating profit margin	55.4%	58.9%		51.2%	48.5%

Leasing and management operating profit margin	37.8%	41.2%		38.4%	40.2%

Selected expense information:
Depreciation (3)	$59.1	$58.7	0.7%	$175.7	$170.5	3.0%
Maintenance and compliance	$28.2	$22.8	23.7%	$84.7	$73.7	14.9%
Rent and ad valorem taxes	$5.2	$5.0	4.0%	$15.5	$14.3	8.4%
Selling, engineering, and administrative expenses	$14.2	$11.6	22.4%	$39.6	$36.1	9.7%
Interest (4)	$49.2	$39.9	23.3%	$133.9	$142.6	(6.1)%
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
(2) Includes $1.3 million selling profit associated with sales-type leases for the nine months ended September 30, 2022.
(3) Depreciation expense includes $2.4 million and $8.5 million for the three and nine months ended September 30, 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. For the three and nine months ended September 30, 2021, depreciation expense includes $4.7 million and $7.3 million, respectively, related to our sustainable railcar conversion program.
(4) Interest expense for the nine months ended September 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Interest expense for the nine months ended September 30, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Lease portfolio sales	$299.6	$322.1	$514.8	$410.9
Operating profit on lease portfolio sales (1)	$34.3	$32.9	$71.7	$45.7
Operating profit margin on lease portfolio sales	11.4%	10.2%	13.9%	11.1%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the nine months ended September 30, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 5.0% and 3.4% for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. Leasing and management revenues for the three and nine months ended September 30, 2022 were favorably impacted by higher utilization, improved renewal rates, and the effect of net lease fleet investment activities, which resulted in higher revenues when compared to the three and nine months ended September 30, 2021.

Operating profit for the Leasing Group decreased by 1.3% for the three months ended September 30, 2022 and increased by 9.1% for the nine months ended September 30, 2022, compared to the prior year periods. Operating profit for the nine months ended September 30, 2022 was favorably impacted by higher lease portfolio sale activity. Leasing and management operating profit for the three and nine months ended September 30, 2022 decreased by 3.7% and 1.3%, respectively, compared to the prior year periods primarily due to higher fleet operating costs and increased depreciation, partially offset by higher utilization on a larger lease fleet.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	September 30, 2022	September 30, 2021
Number of railcars:
Wholly-owned (1)	85,280	81,395
Partially-owned	23,915	24,520
	109,195	105,915
Investor-owned	33,245	30,060
	142,440	135,975
Company-owned railcars (2):
Average age in years	12.1	10.9
Average remaining lease term in years	3.0	2.9
Fleet utilization	97.9%	95.0%
(1) Includes 2,805 railcars and 2,280 railcars under leased-in arrangements as of September 30, 2022 and 2021, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$531.1	$297.6	78.5%	$1,228.5	$709.2	73.2%
Maintenance services	51.9	33.3	55.9%	151.9	124.4	22.1%
Other	14.3	9.0	58.9%	38.6	29.1	32.6%
Total revenues	$597.3	$339.9	75.7%	$1,419.0	$862.7	64.5%

Operating costs:
Cost of revenues	563.5	339.5	66.0%	1,360.3	850.7	59.9%
Selling, engineering, and administrative expenses	8.7	8.3	4.8%	25.4	25.4	—%
Gains on dispositions of property	(0.9)	(4.8)	*	(7.2)	(4.7)	*
Operating profit (loss)	$26.0	$(3.1)	*	$40.5	$(8.7)	*
Operating profit (loss) margin	4.4%	(0.9)%		2.9%	(1.0)%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $28.9 million, representing 300 railcars, for the three months ended September 30, 2022 and sustainable railcar conversion revenues of $117.9 million, representing 1,230 railcars, for the nine months ended September 30, 2022. Includes sustainable railcar conversion revenues of $26.0 million, representing 242 railcars for the three months ended September 30, 2021 and sustainable railcar conversion revenues of $38.8 million, representing 361 railcars for the nine months ended September 30, 2021.
Revenues for the Rail Products Group increased for the three and nine months ended September 30, 2022 by 75.7% and 64.5%, respectively, when compared to the prior year periods. Revenues in our rail products business increased as a result of higher deliveries, favorable pricing, and price escalation provisions contained in our customer contracts, and revenues in our maintenance services business increased as a result of a higher mix of HM-251 modifications relative to other maintenance services revenues.
Cost of revenues for the Rail Products Group increased for the three and nine months ended September 30, 2022 by 66.0% and 59.9%, respectively, when compared to the prior year periods. In our rail products business, the increase in cost of revenues was driven by higher deliveries and input cost inflation, as well as operational inefficiencies associated with supply chain disruptions. In our maintenance services business, cost of revenues increased as a result of a higher volume of HM-251 modifications. Cost of revenues for the nine months ended September 30, 2022 were further impacted by the introduction of additional products into the production line in our rail products business and continued to be negatively impacted by labor shortages leading to operating inefficiencies in our maintenance services business.
Operating profit for the three and nine months ended September 30, 2022 was favorably impacted by higher deliveries and improved pricing, partially offset by disruptions in the transportation network used to deliver our products. Operating profit for the nine months ended September 30, 2022 was unfavorably impacted by deliveries of orders taken at the bottom of the cycle. Additionally, during the three and nine months ended September 30, 2022 and 2021, operating profit was favorably impacted by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.

Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of September 30, 2022, our backlog related to sustainable railcar conversions totaled $201.4 million, representing 2,420 railcars.

	September 30,
	2022	2021	Percent
	(in millions)		Change
External customers (1)	$3,573.7	$980.9
Leasing Group	517.2	247.5
Total (2)	$4,090.9	$1,228.4	233.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Percent
					Change
Beginning balance	18,090	11,305	13,980	8,985
Orders received (1)	19,500	2,530	28,890	8,510	239.5%
Deliveries	(3,935)	(2,410)	(8,915)	(6,070)	46.9%
Other adjustments (2)	—	—	(300)	—
Ending balance	33,655	11,425	33,655	11,425	194.6%
Average selling price in ending backlog			$121,554	$107,519	13.1%
(1) Ending backlog and orders received for the three and nine months ended September 30, 2022 include 15,000 railcars valued at approximately $1.8 billion associated with a new long-term railcar supply agreement with GATX.
(2) The adjustment for the nine months ended September 30, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars increased by 233.0% when compared to the prior year period primarily from an increase in the volume and average selling price of orders received. We expect to deliver approximately 16.2% of our railcar backlog value during 2022 and 35.5% during 2023, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Revenues:
New railcars	$229.2	$70.8	$423.9	$279.2
Sustainable railcar conversions	$28.9	$26.0	$89.2	$38.8
Other maintenance services	$37.2	$8.5	$92.4	$49.6

Deferred profit	$19.6	$4.5	$48.7	$9.3

Number of new railcars (in units)	1,735	670	3,205	2,741
Number of sustainable railcar conversions (in units)	300	242	860	361

Corporate and other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent	2022	2021	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$25.1	$25.9	(3.1)%	$72.7	$75.2	(3.3)%
Gains on dispositions of property	(3.7)	(2.8)	*	(10.5)	(12.1)	*
Operating loss	$(21.4)	$(23.1)	(7.4)%	$(62.2)	$(63.1)	(1.4)%
* Not meaningful
Selling, engineering, and administrative expenses for the three and nine months ended September 30, 2022 decreased 3.1% and 3.3%, respectively, compared to the prior year periods, primarily from lower litigation-related expenses. Total operating costs in the three and nine months ended September 30, 2022 and 2021 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of September 30, 2022, we have total committed liquidity of $464.7 million. Our total available liquidity includes: $58.5 million of unrestricted cash and cash equivalents; $264.1 million unused and available under our revolving credit facility; and $142.1 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TRL-2022 – In April 2022, TRL-2022 issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55% and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
Dividend Payments – We paid $58.3 million in dividends to our common stockholders during the nine months ended September 30, 2022.
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

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
July 1, 2022 through September 30, 2022	610,000	14.1	$33.7
Total	7,525,953	$216.3
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash flows from continuing operations:
Operating activities	$(52.6)	$418.8
Investing activities	(186.1)	47.8
Financing activities	193.1	(354.1)
Net cash flows from discontinued operations	(18.1)	4.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(63.7)	$116.7
Operating Activities. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2022 was $52.6 million compared to net cash provided by operating activities from continuing operations of $418.8 million for the nine months ended September 30, 2021. The changes in our operating assets and liabilities are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(325.4)	$(89.0)
(Increase) decrease in income tax receivable	(5.6)	249.8
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	67.7	58.9
Changes in operating assets and liabilities	$(263.3)	$219.7

The changes in our operating assets and liabilities resulted in a net use of $263.3 million for the nine months ended September 30, 2022, as compared to a net source of $219.7 million for the nine months ended September 30, 2021. Operating assets in the current period were impacted by cyclical shifts in anticipation of higher volumes of railcar deliveries in future periods, as well as continued supply chain challenges. The decrease in the income tax receivable in the prior year period was primarily driven by the collection of approximately $248.3 million of income tax refunds associated with the loss carryback provisions included in recent tax legislation.
Investing Activities. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2022 was $186.1 million compared to $47.8 million of net cash provided by investing activities from continuing operations for the nine months ended September 30, 2021. Significant investing activities are as follows:
•We made a net investment in our lease fleet of $176.3 million during the nine months ended September 30, 2022, compared to proceeds received from lease portfolio sales exceeding the investment in our lease fleet by approximately $40.6 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the nine months ended September 30, 2022, we acquired a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators for net cash of $9.4 million. During the nine months ended September 30, 2021, we acquired a company that owns and operates proprietary railcar cleaning technology systems for net cash of $16.5 million.
•We purchased equity investments totaling $15.5 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, primarily related to our investments in Signal Rail Holdings LLC. See Note 5 of the Consolidated Financial Statements.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2022 was $193.1 million compared to $354.1 million of net cash used in financing activities for the same period in 2021. Significant financing activities are as follows:
•During the nine months ended September 30, 2022, we had total borrowings of $1,664.5 million and total repayments of $1,351.5 million, for net proceeds of $313.0 million, primarily from debt proceeds to support our investment in the lease fleet. During the nine months ended September 30, 2021, we had total borrowings of $2,393.7 million and total repayments of $2,256.8 million, for net proceeds of $136.9 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $58.3 million and $68.5 million in dividends to our common stockholders during the nine months ended September 30, 2022 and 2021, respectively.
•We repurchased common stock totaling $36.8 million and $406.5 million during the nine months ended September 30, 2022 and 2021, respectively. The current year period excludes $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021. Certain shares of stock repurchased during September 2022, totaling $2.6 million, were cash settled in October 2022 in accordance with normal settlement practices. The prior year period includes shares repurchased in a privately negotiated transaction with ValueAct totaling $222.5 million.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In July 2022, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at September 30, 2022
Maximum leverage (1)	No greater than 4.25 to 1.00	2.70
Minimum interest coverage (2)	No less than 2.25 to 1.00	6.57
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with September 30, 2022.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with September 30, 2022.
As of September 30, 2022, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

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
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2021 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of September 30, 2022, assets held by the Non-Guarantor Subsidiaries included $168.4 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,167.1 million of equipment securing certain non-recourse debt, and $607.8 million of assets located in foreign locations. As of December 31, 2021, assets held by the Non-Guarantor Subsidiaries included $79.6 million of restricted cash that was not available for distribution to the Parent, $6,595.5 million of equipment securing certain non-recourse debt, and $414.8 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together, the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Nine Months Ended September 30, 2022
Summarized Statement of Operations:
Revenues (1)		$846.6
Cost of revenues (2)		$793.0
Income (loss) from continuing operations		$(59.6)
Net income (loss) (3)		$(77.9)

	September 30, 2022	December 31, 2021
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (4)	$289.0	$245.8
Inventories	$641.6	$409.4
Property, plant, and equipment, net	$447.8	$953.3
Goodwill and other assets	$415.0	$385.7

Liabilities:
Accounts payable and accrued liabilities (5)	$389.5	$337.0
Debt	$459.0	$398.7
Deferred income taxes	$944.7	$926.2
Other liabilities	$139.4	$147.0
Noncontrolling interest	$255.2	$267.0
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the nine months ended September 30, 2022.
(2) Cost of revenues includes $193.0 million of purchases from Non-Guarantor Subsidiaries during the nine months ended September 30, 2022.
(3) Net income (loss) includes $18.3 million of net loss related to discontinued operations.
(4) Receivables, net of allowance includes $98.4 million and $93.5 million of receivables from Non-Guarantor Subsidiaries as of September 30, 2022 and December 31, 2021, respectively.
(5) Accounts payable includes $38.6 million and $29.7 million of payables to Non-Guarantor Subsidiaries as of September 30, 2022 and December 31, 2021, respectively.

Capital Expenditures
For the full year 2022, we anticipate a net investment in our lease fleet of between $250 million and $300 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $35 million and $45 million for the full year 2022.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of September 30, 2022, we had letters of credit issued under our revolving credit facility in an aggregate amount of $4.9 million, the majority of which are expected to expire in November 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments from time to time to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. During the third quarter of 2022, we amended our corporate revolving credit facility and warehouse loan facility to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. We currently have LIBOR-based contracts that extend beyond June 2023 related to promissory notes and derivative instruments for Trinity Rail Leasing 2017 LLC. After LIBOR is phased out, the interest rates for these obligations might be subject to change. The replacement of LIBOR with an alternative benchmark reference rate may adversely affect interest rates and result in higher borrowing costs under these agreements and any future agreements.

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

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities – continuing operations	$(52.6)	$418.8
Proceeds from lease portfolio sales	514.8	404.5
Adjusted Net Cash Provided by Operating Activities	462.2	823.3
Capital expenditures – manufacturing and other	(25.7)	(16.9)
Dividends paid to common stockholders	(58.3)	(68.5)
Free Cash Flow (before Capital expenditures – leasing)	378.2	737.9
Equity CapEx for leased railcars	(378.1)	(227.0)
Total Free Cash Flow After Investments and Dividends	$0.1	$510.9

Capital expenditures – leasing	$691.1	$363.9
Less:
Payments to retire debt	(1,351.5)	(2,256.8)
Proceeds from issuance of debt	1,664.5	2,393.7
Net proceeds from (repayments of) debt	313.0	136.9
Equity CapEx for leased railcars	$378.1	$227.0
Contractual Obligations and Commercial Commitments
Except as described below, as of September 30, 2022, there have been no material changes to our contractual obligations from December 31, 2021:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2021 as set forth in Item 7A of our 2021 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and nine months ended September 30, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2022 through July 31, 2022	26,886	$25.60	25,000	$47.2
August 1, 2022 through August 31, 2022	76,109	$25.73	75,000	$45.3
September 1, 2022 through September 30, 2022	510,864	$22.62	510,000	$33.7
Total	613,859		610,000
(1) These columns include the following transactions during the three months ended September 30, 2022: (i) the surrender to the Company of 3,666 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 193 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 610,000 shares of common stock on the open market as part of our share repurchase program.
(2) In September 2021, our Board of Directors authorized a new share repurchase program effective September 9, 2021 through December 31, 2022. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an ASR to repurchase $125.0 million of our common stock. Approximately 3,311,258 shares repurchased as part of the ASR were delivered to us in January 2022, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Shares repurchased during the three months ended September 30, 2022 totaled 610,000 shares, at a cost of approximately $14.1 million. As of September 30, 2022, the Company had a remaining authorization to repurchase up to $33.7 million of its common stock under the share repurchase program. Certain shares of stock repurchased during September 2022, totaling $2.6 million, were cash settled in October 2022 in accordance with normal settlement practices.The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective September 7, 2022 (filed herewith).
10.1
Second Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among the Trinity Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A. and Truist Bank, as co-syndication agents, and Wells Fargo Bank, N.A., Regions Bank, and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.2
First Amendment to the Fifth Amended and Restated Warehouse Loan Agreement dated as of August 29, 2022, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 1, 2022).

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
October 25, 2022