Form 10-K
period 2022-12-31
TRINITY INDUSTRIES INC
filed 2023-02-21
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2022) was $1,976.1 million.
At February 14, 2023, the number of shares of common stock, $0.01 par value, outstanding was 81,125,553.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2023 Proxy Statement.

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
•variations in weather in areas where our products are manufactured, delivered, or used;
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
•the inability to effectively integrate acquired businesses;
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
•inflation, interest rates and capital costs;
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

PART I
Item 1. Business.
General
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or “us”) own businesses that are leading providers of railcar products and services in North America. We market our railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services.
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
Reportable Segments
We report our operating results in two reportable segments.

Reportable Segments
Railcar Leasing and Management Services Group	Rail Products Group

Business Overview and Current Business Strategy
Our purpose is delivering goods for the good of all by being a premier provider of railcar products and services. We operate industry-leading railcar leasing, manufacturing, and services businesses, providing a single source for comprehensive rail transportation solutions and services in North America. Our objective is to deliver attractive leased railcar portfolio returns and outstanding customer experiences by providing high quality, innovative products and services. We continuously grow and enhance our product and service offerings to optimize the ownership and use of railcars and improve our customers' logistics operations. We coordinate sales and marketing activities under the TrinityRail platform, thereby providing a single point of contact for railroads, shippers, and third-party leasing companies seeking rail equipment and services. Our rail platform offers a complete portfolio of railcar solutions to our customers as summarized below:

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
Our Trinsight Logistics Platform is a leader in the rail industry digital transformation by providing services designed to increase the efficiency and visibility of the supply chain, while leveraging data, insights, and analytics to make decisions that improve operations and reduce costs.
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including agriculture, construction and metals, consumer products, energy, and refined products and chemicals. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally provide for fixed monthly rentals that vary from one to ten years. We compete in the North American full-service leasing market primarily against five major railcar lessors, as well as numerous smaller lessors. We serve our customers predominantly through full-service leases and compete primarily on the basis of the quality and craftsmanship of our railcars, competitive pricing, and our ability to provide an outstanding customer experience.
As of December 31, 2022, the lease fleet of our subsidiaries included 108,440 railcars that were 97.9% utilized, of which 105,630 railcars were owned by TILC or its affiliates and 2,810 railcars were leased from others and are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheet. Railcars under management, including those owned by third-party investors, totaled 141,675 railcars.

Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in the Company's lease fleet.

(1) Data presented in this chart includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements, which totaled 108,440 railcars as of December 31, 2022.

Rail Products Group. Through wholly-owned subsidiaries with facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo. Additionally, our Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. We believe our Rail Products Group's diversified manufacturing capabilities enable us to capitalize on changing industry trends and developing opportunities in various markets.
We offer a full range of maintenance services and flexible solutions, from field inspections and comprehensive compliance testing to standard repairs and maintenance, specialized cleaning, inspection, and testing at multiple facilities in the U.S. Additionally, we provide modification capabilities and assist in transitioning railcars to new industry standards. Our parts business provides complementary rail-related offerings, including manufacturing and distributing new, refurbished, and replacement parts. We believe that our investments in our maintenance services and parts and components businesses extend and enhance our ability to serve our customers and our lease fleet.
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
The principal material used in railcar manufacturing is steel. During 2022, the supply of steel was sufficient to support our manufacturing requirements. Steel prices, which are subject to volatility, were elevated over much of the last two years and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, higher steel prices have resulted in increases in the cost of certain railcar components and could reduce demand for new railcars. As a result of disruptions in the global supply chain, we have continued to experience shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network used to deliver our products, which has impacted our ability to timely deliver these railcars to our customers. While we believe these challenges will be resolved over time, they may persist over the foreseeable future, which could continue to impact our operations. We will continue to monitor the situation and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.
Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2022:

Railcar Leasing and Management Services Group	120
Rail Products Group	8,535
Corporate and Enterprise Support	560
9,215
As of December 31, 2022, approximately 2,215 employees were employed in the U.S. and 7,000 were employed in Mexico. Additional information on our human capital programs and initiatives is included in our Interim Corporate Social Responsibility Report, which is available on our website. Information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Safety. We are committed to providing a safe and healthy work environment for all employees. We seek to protect the well-being of our employees through comprehensive health and safety policies and procedures that include the identification and mitigation of health and safety risks, operations management, health and safety training, emergency preparedness, performance auditing, program certification, and improvement targets. Our Occupational Health and Safety system includes robust protocols and procedures that extend to employees and suppliers. All of our railcar manufacturing and maintenance facilities, as well as our corporate headquarters, are certified to the ISO 45001 (occupational health and safety) and ISO 14001 (environmental management) standards. Additionally, we are a certified partner through the American Chemistry Council’s Responsible Care® Management System, which guides the continual improvement of our environmental, health, and safety practices and performance.
Workforce Talent and Diversity. We are committed to attracting and retaining highly skilled and diverse employees and are proud that our workforce is made up of talented people from a variety of backgrounds. This commitment to diversity, equity and inclusion as a driver of our long-term success is one that we strive to uphold throughout the Company, including through all stages of our human resources process, from recruitment and hiring to talent retention.
We encourage and support employee resource and networking groups, our diversity, equity and inclusion committee, and other employee groups, which offer educational, professional development, and community service opportunities. We also provide focused training, mentoring, and employee development for specialized positions, such as plant managers, engineers, accountants, and more.
Through strategies such as our employee experience survey, our employee recognition program, and a comprehensive commitment to our core values, we are dedicated to building a healthy, engaging workplace where employees can thrive and do their best work. We pride ourselves on maintaining an active dialogue with our employees. We benchmark overall employee engagement with an annual cross-organization survey targeting metrics such as safety, job satisfaction and more, and use the results of this survey to guide our efforts to improve the employee experience.
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
Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2023.

Name	Age	Office	Officer Since
E. Jean Savage	59	Chief Executive Officer and President	2020
Eric R. Marchetto	53	Executive Vice President and Chief Financial Officer	2001
Steven L. McDowell	61	Vice President and Chief Accounting Officer	2013
Gregory B. Mitchell	57	Executive Vice President and Chief Commercial Officer	2007
Kevin Poet	56	Executive Vice President, Operations and Support Services	2020
Sarah R. Teachout	50	Executive Vice President and Chief Legal Officer	2016
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
Mr. Poet has served as Executive Vice President, Operations and Support Services since 2022, having previously served as Executive Vice President, Support Services since 2020. He joined Trinity in 2020 from Siemens AG, where from 2016 to 2019 he served in a variety of operational roles, including most recently as Vice President of Operations for Siemens Energy, Inc. From 2006 to 2016, he served in several operational roles of increasing responsibility for Ford Motor Company.
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
Commitment to Sustainability.
We recognize that further integrating the key principles of sustainability, including environmental stewardship, safety and quality assurance, corporate social responsibility, governance, and diversity, equity and inclusion, are important to enhancing the Company’s long-term value. We strive to employ company resources in ways that make positive contributions to our stakeholders and the communities in which we operate. As we pursue improvements to our products and services, we keep in mind the environmental and societal impacts of our decisions and work to protect natural resources and the environment for the benefit of current and future generations. We continuously look for ways to improve our governance practices with the goal of promoting the long-term interests of stakeholders, strengthening accountability, and inspiring trust.
Environmental Stewardship. We take our commitment to reducing our own environmental impact seriously, as we recognize climate change is a challenge facing our business, industry, and communities today. We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment, and have certified all of our railcar manufacturing and maintenance facilities, as well as our corporate headquarters, to the ISO 14001 (environmental management) standard. We believe railcars are a more environmentally-friendly way to fuel the North American supply chain. U.S. freight railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support customers' products at each stage of the product lifecycle, including recycling the railcar through scrap and salvage at the end of its useful life. Additionally, our sustainable railcar conversion program repurposes and reuses railcar materials and components to sustainably bring renewed life to existing assets.
Social Responsibility. We actively engage stakeholders across our environmental, health, and safety initiatives to continually improve processes and performance as we operate our businesses with a goal of zero injuries and incidents. Our goal is to add value to the communities in which we live and work, strengthening our relationships and leveraging our partnerships to amplify our impact. We strive to attract and retain a diverse and empowered workforce. Our priorities include fostering an inclusive and collaborative workplace, promoting opportunities for professional development, improving the well-being of our employees and other stakeholders, and contributing to the communities in which we operate.

Governance. Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence, and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations. The Corporate Governance and Directors Nominating Committee of our Board oversees (i) the preparation of the Company's Corporate Social Responsibility Report and (ii) the actions and steps taken towards the Company's environmental, social, and governance goals.
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

A disruption in the movement of rail traffic has impaired and could continue to impair our ability to deliver railcars and other products to our customers in a timely manner, which could prevent us from meeting customer demand, reduce our sales, and negatively impact our results of operations.
Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point, including physical disruptions such as armed conflict, natural disasters and power outages; strikes, labor stoppages or shortages hindering the operation of railroads and related transportation infrastructure; regulatory and bureaucratic inefficiency and unresponsiveness; railroad embargoes or operational inefficiencies; and other causes. A material disruption in the movement of rail traffic could negatively impact our business and results of operations.
Fluctuations in the price and supply of materials used in the production of our products, including inflationary pressures, could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain materials required in our production.
A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business. During 2022, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, materials and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation related to these costs to continue in 2023. Our manufacturing operations partially depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. The inability to purchase a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Worsening economic or commercial conditions could reduce the number of available suppliers, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
Global health crises, such as the COVID-19 pandemic, have had and could continue to have a material adverse effect on our results of operations and could have a material adverse effect on our ability to operate, financial condition, liquidity, access to capital, payment of dividends, and capital investments.
The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier or customer sites, in spite of safety measures, have had, and similar issues in the future could have, a material adverse effect on our results of operations. The prolonged negative economic impact of the COVID-19 pandemic and the related governmental response could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, access to capital, payment of dividends, and capital investments. Although restrictions have eased, several public health organizations have at times recommended certain measures to slow and limit the transmission of the virus, including quarantines, travel restrictions, and social distancing. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time. Additionally, illness or exposure to the virus may lead to decreased employee availability. Our suppliers and customers have also faced these and other challenges, which have disrupted and could continue to disrupt our supply chain. These challenges could also result in decreased demand, or our customers' inability to pay, for our products and services. The COVID-19 pandemic may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, access to capital, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible additional impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. The extent to which the COVID-19 pandemic affects our results will also depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain the outbreak or treat its impact, among others.

Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability.
The majority of our railcars are manufactured in Mexico. Our Mexico operations and other operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. The countries in which we operate, including Canada and Mexico, have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results.
We face aggressive competition in the end markets we serve. In addition to price, we face competition in respect to product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.
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
A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased or unleased railcars in a timely manner on favorable terms could result in lower lease rates, lower lease utilization percentages, and reduced revenues and operating profit.

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
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. As with most companies, we are subject to attempted cybersecurity disruptions and intrusions, and we expect such attempts to continue. At times, certain of our vendors have suffered cybersecurity breaches. These incidents have not had a material adverse impact on our operations, and, to date, the Company has not experienced a material information security breach itself. However, failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships, and our reputation. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems which results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability and reputational harm. Further, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
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
While state and federal procedural rules exist to curtail the filing of claims against the Company in jurisdictions unrelated to the underlying claims, courts may not enforce these rules, exposing us to a greater likelihood of unfavorable results and increased litigation costs. Whenever our products were sold to or are ultimately owned and/or operated by governments or their authorized agencies, we may be unable to seek redress or recourse to at-fault parties. When litigation arising from the installation, maintenance, replacement, or use of our products is filed against the Company, recourse to such governments or authorized agencies may be subject to sovereign immunity or related defenses thereby exposing the Company to risk of liability and increased costs irrespective of fault.
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
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs have been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While the Company cannot assess the direct impact of these or other potential regulations, we do recognize that new climate change protocols could affect demand for our products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include increased frequency, intensity, and duration of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. There may be other unforeseen impacts of climate change that could have a material adverse effect on our business, operations, and results. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
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
Instability in the global economy, negative conditions in the global credit markets, high rates of inflation, volatility in the industries that our products serve, fluctuations in commodity prices that our customers produce and transport, changes in legislative or trade policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally, such events could result in our customers' attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part, resulting in contract or purchase order breaches and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.
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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	U.S.	Mexico
Rail Products Group (1)	5,044,500	358,300	2,968,200	2,434,600
Corporate Offices	—	166,200	158,600	7,600
	5,044,500	524,500	3,126,800	2,442,200
(1) Estimated weighted average production capacity utilization at our rail manufacturing facilities was approximately 78% for the year ended December 31, 2022. We believe that additional production capacity can be achieved at our existing facilities by adding personnel, adding shifts, optimizing or outsourcing certain processes, or making additional capital investments.
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2022 was American Stock Transfer & Trust Company.
Holders
At January 31, 2023, we had 1,078 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2022 with an overall stock market index (New York Stock Exchange Composite Index) and our relevant peer group indexes (the Dow Jones US Commercial Vehicles & Trucks Index and the S&P 600 Machinery Index). The S&P MidCap 400 is included as we believe it is a meaningful data point as the Company's common stock was included in this index. Additionally, the S&P MidCap 400 was used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2018. In 2022, the Company was moved from the S&P MidCap 400 Index to the S&P SmallCap 600 Index; therefore, we have shown both the S&P MidCap 400 Index and the S&P SmallCap 600 Index in the following graph. The data in the graph assumes $100 was invested on December 31, 2017. For the purpose of this graph, historical stock prices of Trinity prior to the spin-off of Arcosa, Inc. have been adjusted to reflect the impact of the spin.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
Index Value
200
150
100
50
2017
2018
2019
2020
2021
2022
Trinity Industries, Inc.
New York Stock Exchange Composite Index
S&P MidCap 400
Dow Jones US Commercial Vehicles & Trucks Index
S&P 600 Machinery Index
S&P SmallCap 600

	2017	2018	2019	2020	2021	2022
Trinity Industries, Inc.	100	75	84	104	122	124
Dow Jones US Commercial Vehicles & Trucks Index	100	84	106	136	160	188
New York Stock Exchange Composite Index	100	91	115	123	148	134
S&P 600 Machinery Index	100	81	102	117	140	132
S&P MidCap 400	100	89	112	128	159	138
S&P SmallCap 600	100	92	112	125	159	133
Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2022:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2022 through October 31, 2022	110,826	$27.58	108,356	$30.7
November 1, 2022 through November 30, 2022	319,274	$29.25	319,027	$21.3
December 1, 2022 through December 31, 2022	770	$29.15	—	$250.0
Total	430,870		427,383
(1) These columns include the following transactions during the three months ended December 31, 2022: (i) the surrender to the Company of 3,318 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 169 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 427,383 shares of common stock on the open market as part of our share repurchase program.
(2) In September 2021, our Board of Directors authorized a share repurchase program effective September 9, 2021 through December 31, 2022. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. Shares repurchased during the three months ended December 31, 2022 totaled 427,383 shares, at a cost of approximately $12.4 million. Our Board of Directors terminated this share repurchase program effective December 8, 2022, and the remaining authorization of $21.3 million under this program expired unused.
In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250 million of its common stock. There were no shares repurchased under the new share repurchase program during the three months ended December 31, 2022.
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
Matters Affecting Comparability
During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Railcar Leasing and Management Services Group (the "Leasing Group") on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the year ended December 31, 2020 only include sales of railcars from the lease fleet owned for more than one year. There were no lease portfolio sales during the fourth quarter of 2020. We have concluded that this presentation is appropriate given the significant change in the strategic focus of the Company. The presentation change had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries own businesses that are leading providers of railcar products and services in North America. We market our railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services, railcar manufacturing, and railcar maintenance and modification services.
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million. A final working capital adjustment was recorded in the second quarter of 2022.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2022 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Expenses related to these retained obligations incurred during the year ended December 31, 2022 were, and similar expenses that may be incurred in the future will likewise be, reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 15 for information regarding the retained liabilities.

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
Executive Summary
Recent Market Developments
Other Cyclical Trends Impacting Our Business
The industries in which our customers operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in certain commodity prices, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain have impacted demand for, and the costs of, certain of our products and services. We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our operating capacity appropriately. We diligently evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could continue to negatively impact our recurring leasing revenues and operating profits.
Railcar loading volumes, orders for new railcar equipment, lease rates and lease fleet utilization continued to improve in 2022. We continue to believe that our rail platform is able to respond to cyclical changes in demand and perform throughout the railcar cycle.
Steel prices, which are subject to volatility, were elevated over much of the last two years and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, higher steel prices have resulted in increases in the cost of certain railcar components and could reduce demand for new railcars. Additionally, the cost and volume of lease fleet maintenance and compliance events increased in 2022, and we expect elevated levels of these activities to continue in the near term. Further, although we remain committed to attracting and retaining a highly skilled and diverse workforce, labor shortages, high turnover, and increases in labor costs have negatively impacted our operations. We continue to monitor the impact of potential margin and operating profit headwinds resulting from these factors.
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
COVID-19
The COVID-19 pandemic significantly impacted global and North American economic conditions. The social and economic effects of the pandemic have been widespread. We continue to monitor the operational and financial impacts of the pandemic and other economic factors. The ongoing economic pressures related to the effects of the pandemic have negatively impacted our results of operations for the year ended December 31, 2022. While we continue to see gradual reduction of the impacts of the pandemic, we are monitoring the impacts of COVID-19 variants on the economy and our workforce.
Please refer to the "Forward-Looking Statements" section above and Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the potential impacts of COVID-19 on our business.

Financial and Operational Highlights
•Our revenues for the year ended December 31, 2022 were $1,977.3 million, representing an increase of 30.4%, compared to the year ended December 31, 2021. Our operating profit for the year ended December 31, 2022 was $334.0 million, compared to $256.8 million for the year ended December 31, 2021.
•The Leasing Group's lease fleet of 108,440 company-owned railcars was 97.9% utilized as of December 31, 2022, compared to a lease fleet utilization of 95.7% on 106,970 company-owned railcars as of December 31, 2021. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the year ended December 31, 2022, we made a net investment in our lease fleet of approximately $178.1 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
~~•~~The total value of the railcar backlog at December 31, 2022 was $3.9 billion, compared to $1.5 billion at December 31, 2021. The Rail Products Group received orders for 31,905 railcars and delivered 13,315 railcars in 2022, in comparison to orders for 13,870 railcars and deliveries of 8,875 railcars in 2021.
◦In the third quarter of 2022, we entered into a new long-term railcar supply agreement with GATX Corporation (“GATX”) to deliver a mix of 15,000 newly built tank and freight railcars over a six-year period. Our ending backlog at December 31, 2022 includes 15,000 railcars valued at approximately $1.8 billion associated with this agreement.
•The Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. During the year ended December 31, 2022, sustainable railcar conversion revenues totaled $163.7 million, representing 1,725 railcars.
•For the year ended December 31, 2022, our return on equity ("ROE") and Pre-Tax ROE were 7.7% and 10.4%(1), respectively, in comparison to 2.4% and 3.4%(1), respectively, for the year ended December 31, 2021.
~~•~~For the year ended December 31, 2022, we generated operating cash flows from continuing operations and Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") of $9.2 million and $138.3 million(1), respectively, in comparison to $615.6 million and $538.9 million(1), respectively, for the year ended December 31, 2021.
(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the year ended December 31, 2022. See Part II, Item 7 of our 2021 Annual Report on Form 10-K for a discussion of our results of operations and liquidity and capital resources as of and for the year ended December 31, 2021, including a comparison to the year ended December 31, 2020.

Long-Term Enterprise Key Performance Indicators
Our key performance indicators for long-term performance are operating and Adjusted Free Cash Flow* growth, Pre-Tax ROE*, dividend growth, and book value per share growth. We believe when evaluated over time, these indicators collectively drive long-term sustainable value creation and measure the effectiveness of our value proposition for stockholders.

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

Capital Structure Updates
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect, wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
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
New Share Repurchase Program – In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250 million of its common stock. There were no shares repurchased under the new share repurchase program during the year ended December 31, 2022.
Litigation Updates
See Note 15 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.

Consolidated Results of Operations
The following table summarizes our consolidated results of continuing operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in millions)
Revenues	$1,977.3	$1,516.0
Cost of revenues	1,609.6	1,161.5
Selling, engineering, and administrative expenses	185.4	179.6
Gains on dispositions of property	152.7	78.2
Restructuring activities, net	1.0	(3.7)
Total operating profit	334.0	256.8
Interest expense, net	207.6	191.4
Loss on extinguishment of debt	1.5	11.7
Pension plan settlement	—	(0.6)
Other, net	(1.6)	(0.9)
Income from continuing operations before income taxes	126.5	55.2
Provision (benefit) for income taxes	27.6	15.9
Income from continuing operations	$98.9	$39.3
Revenues
The tables below present revenues by segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$769.8	$0.8	$770.6	4.8%
Rail Products Group	1,207.5	867.2	2,074.7	64.0%
Segment Totals	1,977.3	868.0	2,845.3	42.3%
Eliminations – Lease Subsidiary	—	(867.2)	(867.2)
Eliminations – Other	—	(0.8)	(0.8)
Consolidated Total	$1,977.3	$—	$1,977.3	30.4%

	Year Ended December 31, 2021
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$734.6	$0.7	$735.3
Rail Products Group	781.4	483.4	1,264.8
Segment Totals	1,516.0	484.1	2,000.1
Eliminations – Lease Subsidiary	—	(478.5)	(478.5)
Eliminations – Other	—	(5.6)	(5.6)
Consolidated Total	$1,516.0	$—	$1,516.0

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Railcar Leasing and Management Services Group (1)	$347.3	$384.4
Rail Products Group	2,015.6	1,260.1
Segment Totals	2,362.9	1,644.5
Corporate and other	80.8	84.1
Restructuring activities, net	1.0	(3.7)
Eliminations – Lease Subsidiary	(802.0)	(461.3)
Eliminations – Other	0.6	(4.4)
Consolidated Total	$1,643.3	$1,259.2
(1) Includes gains on lease portfolio sales of $127.5 million and $54.1 million for the years ended December 31, 2022 and 2021, respectively.
Operating Profit
Operating profit by segment for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Railcar Leasing and Management Services Group	$423.3	$350.9
Rail Products Group	59.1	4.7
Segment Totals	482.4	355.6
Corporate and other	(80.8)	(84.1)
Restructuring activities, net	(1.0)	3.7
Eliminations – Lease Subsidiary	(65.2)	(17.2)
Eliminations – Other	(1.4)	(1.2)
Consolidated Total	$334.0	$256.8
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2022 were $1,977.3 million, representing an increase of $461.3 million, or 30.4%, over the prior year, primarily related to a higher volume of, and improved pricing on, external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the year ended December 31, 2022 was $1,609.6 million, representing an increase of $448.1 million, or 38.6%, over the prior year, primarily due to a higher volume of, and input cost inflation associated with, deliveries in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses were substantially unchanged for the year ended December 31, 2022 when compared to the prior year.
Gains on dispositions of property – Gains on dispositions of property increased by $74.5 million for the year ended December 31, 2022, when compared to the prior year period primarily due to lease portfolio sales. Results for the years ended December 31, 2022 and 2021 included gains of $7.5 million and $7.8 million, respectively, related to insurance recoveries in excess of net book value received for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 15 of the Consolidated Financial Statements for more information.

Operating profit – Operating profit for the year ended December 31, 2022 totaled $334.0 million, representing an increase of $77.2 million, or 30.1%, from the prior year period primarily due to higher lease portfolio sale activity, partially offset by higher costs associated with external deliveries in the Rail Products Group, including the impact of deliveries of orders taken at the bottom of the cycle, as well as higher fleet operating costs and increased depreciation in the Leasing Group. Operating profit was favorably impacted in the current and prior year periods by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the year ended December 31, 2022 totaled $207.6 million, compared to $191.4 million for the year ended December 31, 2021. The increase in interest expense, net was primarily driven by higher variable interest rates associated with TILC's warehouse loan facility and higher overall average debt in 2022, partially offset by lower overall borrowing costs associated with the Company's debt facilities resulting from debt refinancing activity during the second quarter of 2021.
Loss on extinguishment of debt – Loss on extinguishment of debt for the year ended December 31, 2022 was $1.5 million from the write-off of unamortized debt issuance costs associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. Loss on extinguishment of debt for the year ended December 31, 2021 was $11.7 million from the refinancing of our partially-owned subsidiaries' debt, which included the write-off of $8.4 million in unamortized debt issuance costs and a $3.3 million early redemption premium.
Income taxes – The effective tax rate from continuing operations for the year ended December 31, 2022 was an expense of 21.8%, which differs from the U.S. statutory rate of 21.0% primarily due to foreign taxes, state income taxes, and non-deductible executive compensation, offset by taxes not recorded on our non-controlling interests in partially-owned subsidiaries, reductions in tax reserves for uncertain tax positions, and excess tax benefits associated with equity-based compensation.
Our effective tax rate from continuing operations for the year ended December 31, 2021 was an expense of 28.8%, primarily due to adjustments to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, state taxes, and foreign taxes, partially offset by excess tax benefits associated with equity-based compensation.
Net income tax refunds (payments) differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The total income tax receivable position was $7.8 million and $5.4 million at December 31, 2022 and 2021, respectively. Net income tax refunds (payments) during the years ended December 31, 2022 and 2021 totaled $(19.3) million and $435.7 million, respectively.

Segment Discussion
Railcar Leasing and Management Services Group

	Year Ended December 31,		Percent Change
	2022	2021
	($ in millions)
Revenues:
Leasing and management	$770.6	$735.3	4.8%

Operating profit (1):
Leasing and management	$295.8	$296.8	(0.3)%
Lease portfolio sales (2)	127.5	54.1	*
Total operating profit	$423.3	$350.9	20.6%
Total operating profit margin	54.9%	47.7%

Leasing and management operating profit margin	38.4%	40.4%

Selected expense information:
Depreciation (3)	$236.4	$226.0	4.6%
Maintenance and compliance	$113.4	$95.0	19.4%
Rent and ad valorem taxes	$19.3	$18.4	4.9%
Selling, engineering, and administrative expenses	$54.0	$50.6	6.7%
Interest (4)	$186.7	$181.6	2.8%
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
(2) Includes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
(3) Depreciation expense includes $12.1 million and $8.8 million for the years ended December 31, 2022 and 2021, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program.
(4) Interest expense for the year ended December 31, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. See Note 8 of the Consolidated Financial Statements for more information. Interest expense for the year ended December 31, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2022	2021
	($ in millions)
Lease portfolio sales	$750.7	$460.7
Operating profit on lease portfolio sales (1)	$126.2	$54.1
Operating profit margin on lease portfolio sales	16.8%	11.7%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 4.8% for the year ended December 31, 2022 when compared to the year ended December 31, 2021. Leasing and management revenues for the year ended December 31, 2022 were favorably impacted by higher utilization, the effect of net lease fleet investment activities, and improved renewal rates, which resulted in higher revenues when compared to the year ended December 31, 2021.
Operating profit for the Leasing Group increased by 20.6% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Operating profit for the year ended December 31, 2022 was favorably impacted by higher lease portfolio sale activity. Leasing and management operating profit decreased by 0.3% compared to the prior year period primarily due to a higher volume of, and higher costs associated with, fleet maintenance and compliance activities and increased depreciation, partially offset by higher utilization and improved renewal rates on a larger lease fleet.

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
Information regarding the Leasing Group’s lease fleet is as follows:

	December 31,
	2022	2021
Number of railcars:
Wholly-owned (1)	84,750	82,630
Partially-owned	23,690	24,340
	108,440	106,970
Investor-owned	33,235	29,130
	141,675	136,100
Company-owned railcars (2):
Average age in years	12.3	11.1
Average remaining lease term in years	3.0	3.0
Fleet utilization	97.9%	95.7%
(1) Includes 2,810 railcars and 2,255 railcars under leased-in arrangements as of December 31, 2022 and 2021, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Year Ended December 31,		Percent Change
	2022	2021
	($ in millions)
Revenues:
Rail products (1)	$1,819.0	$1,067.9	70.3%
Maintenance services	203.8	159.9	27.5%
Other	51.9	37.0	40.3%
Total revenues	$2,074.7	$1,264.8	64.0%

Operating costs:
Cost of revenues	$1,988.0	$1,235.7	60.9%
Selling, engineering, and administrative expenses	34.2	32.5	5.2%
Gains on dispositions of property	(6.6)	(8.1)	*
Operating profit	$59.1	$4.7	*
Operating profit margin	2.8%	0.4%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $163.7 million, representing 1,725 railcars, for the year ended December 31, 2022. Includes sustainable railcar conversion revenues of $65.4 million, representing 650 railcars, for the year ended December 31, 2021.
Revenues for the Rail Products Group increased for the year ended December 31, 2022 by 64.0% when compared to the prior year period. Revenues in our rail products business increased as a result of higher deliveries, favorable pricing, and price escalation provisions contained in our customer contracts. Revenues in our maintenance services business increased as a result of a higher volume of, and improved pricing on, HM-251 modifications.
Cost of revenues for the Rail Products Group increased for the year ended December 31, 2022 by 60.9% when compared to the prior year period. In our rail products business, the increase in cost of revenues was driven by higher deliveries, input cost inflation, operational inefficiencies associated with supply chain disruptions, labor inefficiencies associated with turnover and onboarding of new employees, and the introduction of additional products into the production line. In our maintenance services business, cost of revenues increased as a result of a higher volume of HM-251 modifications and continued to be negatively impacted by labor shortages leading to operational inefficiencies.
Operating profit for the year ended December 31, 2022 was favorably impacted by higher deliveries and improved pricing in our rail products business, and a higher volume of, and improved pricing on, HM-251 modifications in our maintenance services business, partially offset by disruptions in the transportation network used to deliver our products, deliveries of orders taken at the bottom of the cycle, and labor inefficiencies associated with turnover and onboarding of new employees. Additionally, during the years ended December 31, 2022 and 2021, operating profit was favorably impacted by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of December 31, 2022, our backlog related to sustainable railcar conversions totaled $166.5 million, representing 1,965 railcars.

	December 31,		Percent Change
	2022	2021
	(in millions)
External customers (1)	$3,444.1	$1,018.1
Leasing Group	458.9	498.7
Total (2)	$3,903.0	$1,516.8	157.3%

	Year Ended December 31,		Percent Change
	2022	2021
Beginning balance	13,980	8,985
Orders received (1)	31,905	13,870	130.0%
Deliveries	(13,315)	(8,875)	50.0%
Other adjustments (2)	(300)	—
Ending balance (1)	32,270	13,980	130.8%
Average selling price in ending backlog	$120,948	$108,498	11.5%
(1) Ending backlog and orders received for the year ended December 31, 2022 include 15,000 railcars valued at approximately $1.8 billion associated with a new long-term railcar supply agreement with GATX.
(2) The adjustment for the year ended December 31, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars for the year ended December 31, 2022 increased by 157.3% when compared to the prior year primarily from an increase in the volume and average selling price of orders received. Approximately 49% of our railcar backlog value is expected to be delivered during 2023, with the remainder to be delivered thereafter into 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Year Ended December 31,
	2022	2021
	($ in millions)
Revenues:
New railcars	$624.9	$357.5
Sustainable railcar conversions	$118.6	$57.6
Other maintenance services	$123.7	$63.4

Deferred profit	$65.2	$17.2

Number of new railcars (in units)	4,735	3,310
Number of sustainable railcar conversions (in units)	1,155	520
Corporate and other

	Year Ended December 31,		Percent Change
	2022	2021
	(in millions)
Operating costs:
Selling, engineering, and administrative expenses	$97.2	$96.5	0.7%
Gains on dispositions of property	(16.4)	(12.4)	*
Operating loss	$(80.8)	$(84.1)	(3.9)%
* Not meaningful
Selling, engineering, and administrative expenses for the year ended December 31, 2022 were substantially unchanged compared to the year ended December 31, 2021. Total operating costs in the years ended December 31, 2022 and 2021 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of December 31, 2022, we have total committed liquidity of $397.9 million. Our total available liquidity includes: $79.6 million of unrestricted cash and cash equivalents; $208.2 million unused and available under our revolving credit facility; and $110.1 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Our material cash requirements from known contractual or other obligations primarily include principal and interest payments on debt, payments on operating leases, and purchase obligations as part of the normal course of business. See Note 8 of the Consolidated Financial Statements for information regarding scheduled maturities of our debt. Interest payable associated with our debt due in the next twelve months is approximately $215.2 million, with $482.7 million due thereafter. See Note 1 and Note 6 of the Consolidated Financial Statements for further information on operating leases. Contractual purchase obligations are enforceable and legally binding and primarily consist of raw materials and components, equipment, and third-party services. These purchase obligations due in the next twelve months are approximately $669.7 million, with $4.3 million due thereafter.
Liquidity Highlights
TRL-2022 – In April 2022, TRL-2022 issued $244.8 million of its Series 2022-1 Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 4.55% and have a stated final maturity date of 2052. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
Dividend Payments – In December 2022, our Board of Directors declared an increase of approximately 13% to our quarterly dividend from $0.23 per share to $0.26 per share. We paid $76.9 million in dividends to our common stockholders during the year ended December 31, 2022.
New Share Repurchase Authorization – In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under the new share repurchase program during the year ended December 31, 2022.

Previous Share Repurchase Authorization – In September 2021, our Board of Directors authorized a share repurchase program effective September 9, 2021 through December 31, 2022. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. Approximately 3.3 million shares repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Our Board of Directors terminated this share repurchase program effective December 8, 2022, and the remaining authorization of $21.3 million under this program expired unused. Share repurchase activity under this program was as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
July 1, 2022 through September 30, 2022	610,000	14.1	$33.7
October 1, 2022 through December 31, 2022	427,383	12.4	$21.3
Total	7,953,336	$228.7
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.
During the years ended December 31, 2022, 2021, and 2020, share repurchases totaled 2.8 million, 28.5 million, and 9.3 million shares, respectively, at a cost of approximately $76.8 million, $806.6 million, and $193.1 million, respectively. Share repurchases during the year ended December 31, 2021 included 16.9 million shares, at a cost of approximately $472.5 million, from privately negotiated transactions with ValueAct Capital Master Fund, L.P ("ValueAct"). The repurchases from ValueAct were approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, any of our share repurchase programs.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in millions)
Net cash flows from continuing operations:
Operating activities	$9.2	$615.6
Investing activities	(258.0)	(83.0)
Financing activities	265.4	(814.1)
Net cash flows from discontinued operations (1)	(24.7)	355.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8.1)	$74.0
(1) Includes $364.7 million in net proceeds received from the sale of THP for the year ended December 31, 2021.

Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2022 was $9.2 million compared to $615.6 million net cash provided by operating activities from continuing operations for the year ended December 31, 2021. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(296.9)	$(200.6)
(Increase) decrease in income tax receivable	(2.4)	440.4
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	38.3	96.6
Changes in operating assets and liabilities	$(261.0)	$336.4
The changes in our operating assets and liabilities resulted in a net use of $261.0 million for the year ended December 31, 2022, as compared to a net source of $336.4 million for the year ended December 31, 2021. Operating assets in the current year period were impacted by increased inventory balances in anticipation of higher volumes of railcar deliveries in future periods and the effects of continued supply chain challenges, and higher receivables balances associated with deliveries late in the year. The decrease in the income tax receivable in the prior year period was primarily driven by the collection of approximately $438.2 million of income tax refunds associated with the loss carryback provisions included in recent tax legislation.
Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2022 was $258.0 million compared to $83.0 million of net cash used in investing activities from continuing operations for the year ended December 31, 2021. Significant investing activities are as follows:
•We had a net investment in the lease fleet of $178.1 million during the year ended December 31, 2022, compared to $92.9 million during the year ended December 31, 2021. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the year ended December 31, 2022, we acquired a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators, as well as a company that manufactures multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The total net cash outlay for these two acquisitions was $80.4 million. During the year ended December 31, 2021, we acquired a company that owns and operates proprietary railcar cleaning technology systems for a net cash outlay of $16.6 million. See Note 2 of the Consolidated Financial Statements for additional information on these acquisitions.
•We made equity investments totaling $15.5 million during the year ended December 31, 2022, primarily related to our investments in Signal Rail Holdings LLC. See Note 5 of the Consolidated Financial Statements.
~~•~~We received $10.0 million and $9.5 million in insurance proceeds during the years ended December 31, 2022 and 2021, respectively, for property damage sustained at a rail maintenance facility. See Note 15 of the Consolidated Financial Statements for more information.
Financing Activities. Net cash provided by financing activities during the year ended December 31, 2022 was $265.4 million compared to $814.1 million of net cash used in financing activities for the same period in 2021. Significant financing activities are as follows:
•During the year ended December 31, 2022, we had total borrowings of $2,000.6 million and total repayments of $1,578.5 million, for net proceeds of $422.1 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the year ended December 31, 2021, we had total borrowings of $2,444.1 million and total repayments of $2,315.8 million, for net proceeds of $128.3 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $76.9 million and $88.5 million in dividends to our common stockholders during the years ended December 31, 2022 and 2021, respectively.

•We repurchased common stock totaling $51.8 million and $833.4 million during the years ended December 31, 2022 and 2021, respectively. The current year period excludes $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021. The prior year period includes shares repurchased in privately negotiated transactions with ValueAct totaling $472.5 million. Shares repurchased as part of the ASR on December 31, 2021, totaling $100.0 million, were delivered to the Company in January 2022 in accordance with normal settlement practices. Certain shares repurchased during December 2020, totaling $1.8 million, were cash settled in January 2021 in accordance with normal settlement practices.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In December 2022, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at December 31, 2022
Maximum leverage (1)	No greater than 4.00 to 1.00	2.77
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.99
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2022.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2022.
As of December 31, 2022, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

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
As of December 31, 2022, assets held by the Non-Guarantor Subsidiaries included $209.8 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,153.3 million of equipment securing certain non-recourse debt, and $571.7 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Summarized Statement of Operations:
Year Ended December 31, 2022
Revenues (1)	$1,245.2
Cost of revenues (2)	$1,153.4
Income (loss) from continuing operations	$(71.6)
Net income (loss)(3)	$(96.5)

Summarized Balance Sheets:
December 31, 2022
Assets:
Receivables, net of allowance (4)	$317.3
Inventories	$577.0
Property, plant, and equipment, net	$471.8
Goodwill and other assets	$399.7

Liabilities:
Accounts payable and accrued liabilities (5)	$371.4
Debt	$624.1
Deferred income taxes	$949.8
Other liabilities	$156.6
Noncontrolling interest	$257.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the year ended December 31, 2022.
(2) Cost of revenues includes $289.1 million of purchases from Non-Guarantor Subsidiaries during the year ended December 31, 2022.
(3) Net income (loss) for the year ended December 31, 2022 includes $24.9 million of net loss related to discontinued operations.
(4) Receivables, net of allowance includes $87.9 million of receivables from Non-Guarantor Subsidiaries as of December 31, 2022.
(5) Accounts payable includes $57.8 million of payables to Non-Guarantor Subsidiaries as of December 31, 2022.

Capital Expenditures
Capital expenditures for 2022 were $966.8 million with $928.8 million utilized for net lease fleet additions, which includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases. Excluding proceeds from lease portfolio sales of $750.7 million, our net investment in the lease fleet was $178.1 million.
For the full year 2023, we anticipate a net investment in our lease fleet of between $250 million and $350 million. Capital expenditures related to manufacturing and other activities, including expansion of our fleet maintenance capabilities and systems upgrades, are projected to range between $40 million and $50 million for the full year 2023.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investment in partially-owned leasing subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2022, we had letters of credit issued under our revolving credit facility in an aggregate amount of $16.8 million, the majority of which are expected to expire in November 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Employee Retirement Plans
As disclosed in Note 10 of the Consolidated Financial Statements, as of December 31, 2022, the benefit obligation associated with our nonqualified retirement plan totaled $11.2 million. We sponsor a 401(k) plan that covers substantially all domestic employees and includes a Company matching contribution of up to 6% each of eligible compensation, subject to a two-year cliff vesting period, as well as the Trinity Industries, Inc. Deferred Compensation Plan. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2023 are expected to be $8.7 million, compared to $8.6 million contributed during 2022.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 13 of the Consolidated Financial Statements for further information.
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments from time to time to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), has announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. During the third quarter of 2022, we amended our corporate revolving credit facility and warehouse loan facility to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. In February 2023, we amended the promissory notes and derivative instruments for Trinity Rail Leasing 2017 LLC to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. Following the completion of these amendments, we have no remaining LIBOR-based contracts.

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

Deferred Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted laws and tax rates for the appropriate tax jurisdictions. The effect of a change in enacted laws or tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,133.8 million as of December 31, 2022, which includes valuation allowances of $29.5 million.

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

Potential Impact if Results Differ
Changes in recognized deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in our structure or tax status.

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

As of December 31, 2022, our net property, plant, and equipment totaled $6.9 billion, and the net book value of our intangible assets totaled $79.0 million.

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
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to additional impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions. Based on our evaluations, no impairment charges were determined to be necessary on long-lived assets as of December 31, 2022.

Goodwill
Description of Estimate
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test. The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each reporting unit with recorded goodwill. Goodwill totaled $195.9 million as of December 31, 2022.

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

Based on our goodwill qualitative assessment performed at the reporting unit level as of December 31, 2022, we concluded that it was not more likely than not that any of our reporting units had a fair value that was less than its carrying value.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $136.1 million.

We have determined that we are not the primary beneficiary for Signal Rail or certain other entities in which we have an equity interest. At December 31, 2022, the carrying value of these investments totaled $24.8 million.

For further information regarding our partially-owned leasing subsidiaries and other investments in unconsolidated affiliates, see Note 5 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
The determination of whether an entity is considered a VIE and, if so, if we are the primary beneficiary of the VIE, is subjective and dependent on the specific facts and circumstances of each investment. Factors considered in these assessments include, but are not limited to, the entity's structure and equity ownership, the contractual terms, the key decision making powers, and the obligation to absorb losses or the right to receive benefits of the VIE.

Potential Impact if Results Differ
Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, could result in a change in conclusion of our status as a primary beneficiary. Such change could result in the consolidation or deconsolidation of the subsidiary, thus impacting financial results.

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2022, the range of reasonably possible losses for such matters is $9.4 million to $20.9 million.

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
Pre-Tax Return on Equity
Pre-Tax Return on Equity (“Pre-Tax ROE”) is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of the provision or benefit for income taxes, net income or loss attributable to noncontrolling interest, and certain other adjustments, which include gains on dispositions of other property, the controlling interest portion of impairment of long-lived assets and loss on extinguishment of debt, restructuring activities, interest expense, net, and pension plan settlement; and (ii) the denominator is calculated as average stockholders’ equity (which excludes noncontrolling interest), adjusted to exclude accumulated other comprehensive income or loss. In the following table, the numerator and denominator of our Pre-Tax ROE calculation are reconciled to income from continuing operations and total stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Pre-Tax ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time. Pre-Tax ROE is used in consideration of the Company’s expected tax position in the near-term.

	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Numerator:
Income (loss) from continuing operations	$98.9	$39.3	$(250.5)
Provision (benefit) for income taxes	27.6	15.9	(274.1)
Income (loss) from continuing operations before income taxes	126.5	55.2	(524.6)
Net (income) loss attributable to noncontrolling interest	(12.8)	0.2	78.9
Adjustments:
Gains on dispositions of property – other (1)	(7.5)	(7.8)	—
Impairment of long-lived assets – controlling interest (2)	—	—	315.1
Restructuring activities, net	1.0	(3.7)	10.9
Loss on extinguishment of debt – controlling interest (3)	—	4.6	5.0
Interest expense, net (4)	(1.4)	—	—
Pension plan settlement	—	(0.6)	151.5
Adjusted Profit Before Tax	$105.8	$47.9	$36.8

Denominator:
Total stockholders' equity	$1,269.6	$1,296.8	$2,016.0
Noncontrolling interest	(257.2)	(267.0)	(277.2)
Accumulated other comprehensive (income) loss	(19.7)	17.0	30.9
Adjusted Stockholders' Equity	$992.7	$1,046.8	$1,769.7

Average total stockholders' equity	$1,283.2	$1,656.4	$2,197.5
Return on Equity (5)	7.7%	2.4%	(11.4)%
Average Adjusted Stockholders' Equity	$1,019.8	$1,408.3	$1,976.5
Pre-Tax Return on Equity (6)	10.4%	3.4%	1.9%
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
(4) Represents interest income accretion related to a seller-financing agreement associated with the sale of certain non-operating assets.
(5) Return on Equity is calculated as income (loss) from continuing operations divided by average total stockholders' equity.
(6) Pre-Tax Return on Equity is calculated as adjusted profit before tax divided by average adjusted stockholders' equity, each as defined and reconciled above.

Adjusted Free Cash Flow
Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") is a non-GAAP financial measure. The change in presentation of sales of railcars from the lease fleet, which was effected on a prospective basis beginning in the fourth quarter of 2020, had no effect on the Company’s previously reported Adjusted Free Cash Flow.
We believe Adjusted Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Adjusted Free Cash Flow is reconciled to net cash provided by (used in) operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following tables.
For the years ended December 31, 2022 and 2021, Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) debt.

	Year Ended December 31,
	2022	2021
	(in millions)
Net cash provided by operating activities – continuing operations (1)	$9.2	$615.6
Proceeds from lease portfolio sales	750.7	454.3
Capital expenditures – manufacturing and other	(38.0)	(23.6)
Dividends paid to common stockholders	(76.9)	(88.5)
Equity CapEx for leased railcars	(506.7)	(418.9)
Adjusted Free Cash Flow After Investments and Dividends	$138.3	$538.9

Capital expenditures – leasing	$928.8	$547.2
Less:
Payments to retire debt	(1,578.5)	(2,315.8)
Proceeds from issuance of debt	2,000.6	2,444.1
Net proceeds from (repayments of) debt	422.1	128.3
Equity CapEx for leased railcars	$506.7	$418.9
(1) Amounts for the year ended December 31, 2021 include the collection of approximately $438.2 million of income tax refunds associated with the loss carryback provisions included in the CARES Act.

For the year ended December 31, 2020, Adjusted Free Cash Flow is defined as net cash provided by (used in) operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from sales of leased railcars owned more than one year at the time of sale, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as leasing capital expenditures, net of sold lease fleet railcars owned one year or less, adjusted to exclude net proceeds from (repayments of) debt.

Year Ended December 31, 2020
(in millions)
Net cash provided by operating activities – continuing operations	$622.0
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	138.7
Capital expenditures – manufacturing and other	(95.9)
Dividends paid to common stockholders	(91.7)
Equity CapEx for leased railcars	(483.7)
Adjusted Free Cash Flow After Investments and Dividends	$89.4

Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less	$602.2
Less:
Payments to retire debt	(1,442.9)
Proceeds from issuance of debt	1,561.4
Net proceeds from (repayments of) debt	118.5
Equity CapEx for leased railcars	$483.7

Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 29.6% of our total debt as of December 31, 2022. If interest rates average one percentage point more in fiscal year 2023 than they did during 2022, our interest expense would increase by $12.3 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2021, we estimated that if interest rates averaged one percentage point more in fiscal year 2022 than they did during 2021, our interest expense would have increased by $11.9 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2022 and 2021. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $119.5 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $125.2 million.
We use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2022, a hypothetical 10% change in foreign currency exchange rates on our forward contracts would not have a material impact on the Consolidated Financial Statements.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2022 was $57.5 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Recognition of deferred tax assets and liabilities

Description of the Matter
As more fully described in Note 9 to the consolidated financial statements, at December 31, 2022, the Company recorded gross deferred tax assets related to deductible temporary differences of $131.3 million, offset by a $29.5 million valuation allowance, and recorded $1,235.6 million in deferred tax liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

Auditing the Company’s recognition of deferred tax assets and liabilities was complex because the Company is required to identify and evaluate differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes based on enacted laws and tax rates for multiple federal and state tax jurisdictions to determine the amount of such deferred tax assets and liabilities. In addition, a higher degree of auditor judgment was required to evaluate the Company’s deferred income tax provision as a result of the Company’s application of tax law in each jurisdiction.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the recognition of deferred tax assets and liabilities, including controls over the completeness and accuracy of permanent and temporary differences, the valuation of deferred income tax assets and liabilities and changes in tax laws and regulations that may impact the Company’s deferred income tax provision.

Our audit procedures also included, among others, (i) obtaining an understanding of the Company’s overall tax structure, evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law; (ii) utilizing tax resources with appropriate knowledge of jurisdictional laws and regulations; (iii) evaluating the completeness and accuracy of deferred tax assets and deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions; and (iv) assessing the reasonableness of the Company’s deferred income tax provision based on application of tax law in each jurisdiction the Company operates in.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1958.
Dallas, Texas
February 21, 2023

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,207.5	$781.4	$948.2
Leasing	769.8	734.6	801.5
	1,977.3	1,516.0	1,749.7
Operating costs:
Cost of revenues:
Manufacturing	1,186.6	769.9	910.0
Leasing	423.0	391.6	417.4
	1,609.6	1,161.5	1,327.4
Selling, engineering, and administrative expenses:
Manufacturing	34.2	32.5	38.6
Leasing	54.0	50.6	51.3
Other	97.2	96.5	99.7
	185.4	179.6	189.6
Gains on dispositions of property:
Lease portfolio sales	127.5	54.1	17.3
Other	25.2	24.1	2.7
	152.7	78.2	20.0
Impairment of long-lived assets	—	—	396.4
Restructuring activities, net	1.0	(3.7)	10.9
Total operating profit (loss)	334.0	256.8	(154.6)
Other (income) expense:
Interest expense, net	207.6	191.4	211.0
Loss on extinguishment of debt	1.5	11.7	5.0
Pension plan settlement	—	(0.6)	151.5
Other, net	(1.6)	(0.9)	2.5
	207.5	201.6	370.0
Income (loss) from continuing operations before income taxes	126.5	55.2	(524.6)
Provision (benefit) for income taxes:
Current	12.9	2.8	(512.6)
Deferred	14.7	13.1	238.5
	27.6	15.9	(274.1)
Income (loss) from continuing operations	98.9	39.3	(250.5)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(1.1), $3.5, and $5.5	(20.3)	11.1	24.3
Gain (loss) on sale of discontinued operations, net of provision (benefit) for income taxes of $(1.4), $51.9, and $—	(5.7)	131.4	—
Net income (loss)	72.9	181.8	(226.2)
Net income (loss) attributable to noncontrolling interest	12.8	(0.2)	(78.9)
Net income (loss) attributable to Trinity Industries, Inc.	$60.1	$182.0	$(147.3)

Basic earnings per common share:
Income (loss) from continuing operations	$1.05	$0.39	$(1.48)
Income (loss) from discontinued operations	(0.32)	1.40	0.21
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.73	$1.79	$(1.27)
Diluted earnings per common share:
Income (loss) from continuing operations	$1.02	$0.38	$(1.48)
Income (loss) from discontinued operations	(0.31)	1.37	0.21
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.71	$1.75	$(1.27)
Weighted average number of shares outstanding:
Basic	81.9	101.5	115.9
Diluted	84.2	103.8	115.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss)	$72.9	$181.8	$(226.2)
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(9.2), $(2.8), and $5.9	29.3	9.2	(19.4)
Reclassification adjustments for losses included in net income (loss), net of tax benefit of $0.8, $1.2, and $3.5	3.5	5.4	12.9
Defined benefit plans:
Settlement of pension plan, net of tax benefit of $—, $—, and $34.9	—	—	116.6
Unrealized gains arising during the period, net of tax expense of $0.5, $0.1, and $2.7	2.1	0.3	7.7
Amortization of prior service cost, net of tax benefit of $—, $—, and $0.3	—	—	0.9
Amortization of net actuarial losses, net of tax benefit of $0.1, $0.1, and $1.3	0.2	0.2	4.7
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, and $—	1.3	—	—
	36.4	15.1	123.4
Comprehensive income (loss)	109.3	196.9	(102.8)
Less: comprehensive income (loss) attributable to noncontrolling interest	12.5	1.0	(77.7)
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$96.8	$195.9	$(25.1)
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Cash and cash equivalents	$79.6	$167.3
Receivables, net of allowance of $16.0 and $15.6	323.5	227.6
Income tax receivable	7.8	5.4
Inventories:
Raw materials and supplies	423.6	278.4
Work in process	164.2	91.6
Finished goods	41.6	62.9
	629.4	432.9
Restricted cash, including partially-owned subsidiaries of $74.4 and $58.6	214.7	135.1
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,917.6 and $1,927.7	9,272.6	9,105.6
Less accumulated depreciation, including partially-owned subsidiaries of $599.0 and $568.4	(2,385.8)	(2,258.7)
	6,886.8	6,846.9
Goodwill	195.9	154.2
Other assets	386.6	266.5
Total assets	$8,724.3	$8,235.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$287.5	$206.4
Accrued liabilities	261.0	307.4
Debt:
Recourse	624.1	398.7
Non-recourse:
Wholly-owned subsidiaries	3,800.7	3,555.8
Partially-owned subsidiaries	1,182.8	1,216.1
	5,607.6	5,170.6
Deferred income taxes	1,134.7	1,106.8
Other liabilities	163.9	147.9
Total liabilities	7,454.7	6,939.1

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2022 and 2021 – 400.0; shares issued and outstanding at December 31, 2022 – 81.1; at December 31, 2021 – 83.3	0.8	0.8
Capital in excess of par value	—	—
Retained earnings	992.6	1,046.6
Accumulated other comprehensive income (loss)	19.7	(17.0)
Treasury stock – shares at December 31, 2022 – 0.0; at December 31, 2021 – 0.0	(0.7)	(0.6)
	1,012.4	1,029.8
Noncontrolling interest	257.2	267.0
Total stockholders' equity	1,269.6	1,296.8
Total liabilities and stockholders' equity	$8,724.3	$8,235.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating activities:
Net income (loss)	$72.9	$181.8	$(226.2)
(Income) loss from discontinued operations, net of income taxes	20.3	(11.1)	(24.3)
(Gain) loss on sale of discontinued operations, net of income taxes	5.7	(131.4)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities − continuing operations:
Depreciation and amortization	276.4	265.7	258.5
Stock-based compensation expense	22.5	20.7	25.4
Provision (benefit) for deferred income taxes	14.7	13.1	238.5
Net gains on lease portfolio sales	(126.2)	(54.1)	(17.3)
Gains on dispositions of property and other assets	(18.0)	(20.0)	(5.3)
Gains on insurance recoveries from property damage	(7.5)	(7.8)	—
Pension plan settlement	—	—	151.5
Impairment of long-lived assets	—	—	396.4
Non-cash impact of restructuring activities	—	—	5.3
Non-cash interest expense	13.2	13.7	13.7
Loss on extinguishment of debt	1.5	11.7	5.0
Other	(5.3)	(3.1)	0.1
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(92.0)	(64.3)	61.6
(Increase) decrease in income tax receivable	(2.4)	440.4	(441.5)
(Increase) decrease in inventories	(193.4)	(147.7)	106.4
(Increase) decrease in other assets	(11.5)	11.4	146.1
Increase (decrease) in accounts payable	78.4	59.2	(50.4)
Increase (decrease) in accrued liabilities	(37.2)	36.5	(30.4)
Increase (decrease) in other liabilities	(2.9)	0.9	8.9
Net cash provided by operating activities – continuing operations	9.2	615.6	622.0
Net cash provided by (used in) operating activities – discontinued operations	(22.0)	(3.8)	29.7
Net cash provided by (used in) operating activities	(12.8)	611.8	651.7
Investing activities:
Proceeds from dispositions of property and other assets	44.0	40.5	32.7
Proceeds from lease portfolio sales	750.7	454.3	138.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $54.0 for the year ended December 31, 2020	(928.8)	(547.2)	(602.2)
Capital expenditures – manufacturing and other	(38.0)	(23.6)	(95.9)
Acquisitions, net of cash acquired	(80.4)	(16.6)	—
Proceeds from insurance recoveries	10.0	9.5	—
Equity investments	(15.5)	0.1	—
Net cash used in investing activities – continuing operations	(258.0)	(83.0)	(526.7)
Proceeds (payments) related to sale of discontinued operations	(2.7)	364.7	—
Net cash used in investing activities – discontinued operations	—	(5.4)	(6.2)
Net cash provided by (used in) investing activities	(260.7)	276.3	(532.9)
Financing activities:
Payments to retire debt	(1,578.5)	(2,315.8)	(1,442.9)
Proceeds from issuance of debt	2,000.6	2,444.1	1,561.4
Shares repurchased	(51.8)	(833.4)	(191.3)
Dividends paid to common shareholders	(76.9)	(88.5)	(91.7)
Purchase of shares to satisfy employee tax on vested stock	(5.7)	(9.3)	(9.5)
Distributions to noncontrolling interest	(22.3)	(11.2)	6.1
Other	—	—	(0.1)
Net cash provided by (used in) financing activities	265.4	(814.1)	(168.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8.1)	74.0	(49.2)
Cash, cash equivalents, and restricted cash at beginning of period	302.4	228.4	277.6
Cash, cash equivalents, and restricted cash at end of period	$294.3	$302.4	$228.4

Supplemental disclosure of cash flow information:
Interest paid	$190.5	$178.4	$205.5
Income tax (payments) refunds	$(19.3)	$435.7	$62.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2019	119.7	$1.2	$—	$2,182.9	$(153.1)	(0.1)	$(0.9)	$2,030.1	$348.8	$2,378.9
Net loss	—	—	—	(147.3)	—	—	—	(147.3)	(78.9)	(226.2)
Other comprehensive income	—	—	—	—	122.2	—	—	122.2	1.2	123.4
Cash dividends declared on common stock (1)	—	—	—	(90.7)	—	—	—	(90.7)	—	(90.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6.1	6.1
Stock-based compensation expense	—	—	25.4	—	—	—	—	25.4	—	25.4
Settlement of share-based awards, net	1.5	—	5.1	—	—	(0.7)	(13.9)	(8.8)	—	(8.8)
Shares repurchased	—	—	—	—	—	(9.3)	(193.1)	(193.1)	—	(193.1)
Retirement of treasury stock	(10.0)	(0.1)	(30.5)	(176.5)	—	10.0	207.1	—	—	—
Cumulative effect of adopting new accounting standards	—	—	—	0.5	—	—	—	0.5	—	0.5
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	182.0	—	—	—	182.0	(0.2)	181.8
Other comprehensive income	—	—	—	—	13.9	—	—	13.9	1.2	15.1
Cash dividends declared on common stock (1)	—	—	—	(84.3)	—	—	—	(84.3)	—	(84.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	20.7	—	—	—	—	20.7	—	20.7
Settlement of share-based awards, net	1.2	—	4.3	(0.5)	—	(0.5)	(13.5)	(9.7)	—	(9.7)
Shares repurchased	—	—	—	—	—	(25.2)	(706.6)	(706.6)	—	(706.6)
Accelerated share repurchase agreement	—	—	(25.0)	—	—	(3.3)	(100.0)	(125.0)	—	(125.0)
Retirement of treasury stock	(29.1)	(0.3)	—	(820.0)	—	29.1	820.3	—	—	—
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income	—	—	—	60.1	—	—	—	60.1	12.8	72.9
Other comprehensive income (loss)	—	—	—	—	36.7	—	—	36.7	(0.3)	36.4
Cash dividends declared on common stock (1)	—	—	—	(78.9)	—	—	—	(78.9)	—	(78.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(22.3)	(22.3)
Stock-based compensation expense	—	—	22.5	—	—	—	—	22.5	—	22.5
Settlement of share-based awards, net	0.9	—	1.1	—	—	(0.3)	(7.1)	(6.0)	—	(6.0)
Shares repurchased	—	—	—	—	—	(2.0)	(51.8)	(51.8)	—	(51.8)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(3.1)	—	(48.6)	(35.2)	—	3.1	83.8	—	—	—
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
(1) Dividends of $0.95, $0.86, and $0.78 per common share for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Sale of Highway Products Business
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million. A final working capital adjustment was recorded in the second quarter of 2022.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2022 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. See Note 2 for further information related to the sale of THP.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of December 31, 2022. We had no sales-type leases as of December 31, 2021.

During the fourth quarter of 2020, we began presenting sales from our lease fleet in the Leasing Group on a net basis regardless of the age of railcar that is sold. Historically, in accordance with ASC 606, Revenue from contracts with customers, we presented sales of railcars from the lease fleet on a gross basis in Revenues – Leasing and Cost of revenues – Leasing in our Consolidated Statements of Operations if the railcars had been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year had historically been presented as a net gain or loss from the disposal of a long-term asset. We now report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations; however, because this change in presentation was effected on a prospective basis beginning in the fourth quarter of 2020, lease portfolio sales for the year ended December 31, 2020 only include sales of railcars from the lease fleet owned for more than one year. There were no lease portfolio sales during the fourth quarter of 2020. We have concluded that this presentation is appropriate given the significant change in the strategic focus of the Company. The presentation change had no effect on the Company’s operating profit, net income, earnings per share, or Consolidated Balance Sheet.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Rail Products Group
Our railcar manufacturing business recognizes revenue related to new railcars when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain contracts for the sales of railcars include price adjustments based on changes to input costs; this amount represents variable consideration for which we are unable to estimate the final consideration until the railcar is delivered.
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $2.9 million and $4.5 million as of December 31, 2022 and 2021, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2022 and the percentage of the outstanding performance obligations as of December 31, 2022 expected to be delivered during 2023:

	Unsatisfied performance obligations at December 31, 2022
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Rail Products Group:
New railcars:
External customers (1)	$3,444.1
Leasing Group	458.9
	$3,903.0	48.5%
Sustainable railcar conversions	$166.5	73.5%

Railcar Leasing and Management Services Group	$75.5	20.4%
(1) Unsatisfied performance obligations at December 31, 2022 include 15,000 railcars expected to be delivered through 2028, valued at approximately $1.8 billion, associated with a new long-term railcar supply agreement with GATX Corporation.
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
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to fourteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2022, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term. As applicable, the lease liability is also reduced by the amount of lease incentives that have not yet been reimbursed by the lessor.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2022	2021	2020
Consolidated Statement of Operations
Operating lease expense	$18.2	$15.2	$15.1
Short-term lease expense	$0.4	$0.2	$2.1

Consolidated Statement of Cash Flows
Cash flows from operating activities	$18.2	$15.2	$15.1
Right-of-use assets recognized in exchange for new lease liabilities (1)	$28.8	$23.0	$54.5

		December 31, 2022	December 31, 2021
Consolidated Balance Sheet
Right-of-use assets (2)		$93.1	$82.8
Lease liabilities (3)		$114.8	$106.3
Weighted average remaining lease term		9.9 years	10.8 years
Weighted average discount rate		2.8%	3.0%
(1) Includes the commencement of the new headquarters facility for the year ended December 31, 2020.
(2) Included in other assets in our Consolidated Balance Sheets.
(3) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
2023	$12.0	$8.9	$20.9
2024	8.1	7.7	15.8
2025	6.0	7.0	13.0
2026	5.7	6.6	12.3
2027	5.3	6.5	11.8
Thereafter	3.5	56.4	59.9
Total operating lease payments	$40.6	$93.1	$133.7
Less: Present value adjustment			(18.9)
Total operating lease liabilities			$114.8

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of December 31, 2022, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases in our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease revenues	$679.4	$652.5	$671.4
Variable operating lease revenues	$60.3	$54.2	$51.0
Interest income on sales-type lease receivables	$0.7	$—	$—
Profit recognized at sales-type lease commencement (1)	$1.3	$—	$—
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2023	$596.2
2024	472.6
2025	369.7
2026	264.6
2027	175.5
Thereafter	265.1
Total	$2,143.7
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

2023	$1.1
2024	1.1
2025	1.1
2026	1.1
2027	1.1
Thereafter	10.1
Total	15.6
Less: Unearned interest income	(5.0)
Net investment in sales-type leases (1)	$10.6
(1) Included in other assets in our Consolidated Balance Sheets.
Income Taxes
The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases and other attributes using currently enacted tax laws and tax rates. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the year ended December 31, 2022, we recognized approximately $2.0 million of credit loss expense and wrote off $1.9 million related to our trade receivables that are in scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.5 million at December 31, 2021 to $10.6 million at December 31, 2022. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The costs of ordinary maintenance and repair are charged to operating costs. The estimated useful lives are as follows:

Buildings and improvements	5 – 30 years
Leasehold improvements	Generally over the term of the lease
Machinery and equipment	Generally 3 – 12 years
Information systems hardware and software	3 – 5 years
Railcars in our lease fleet	Generally 35 – 40 years
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. During the year ended December 31, 2020, we recorded impairments of long-lived assets totaling $396.4 million, which included $369.4 million related to our small cube covered hopper railcars, $15.2 million related to the planned divestiture of certain non-strategic maintenance facilities, and $11.8 million related to investments in certain emerging technologies. See Note 11 for more information, including a description of the key assumptions and other significant management judgments utilized in these impairment analyses. Based on our evaluations, no impairment charges were determined to be necessary on assets held and used as of December 31, 2022 and 2021.

Assets Held for Sale
We classify our facilities as assets held for sale at the time management commits to a plan to sell the facility, and the sale is expected to be completed within one year. Assets held for sale are recorded at fair value, less any costs to sell, and are no longer subject to depreciation. As of December 31, 2022 and 2021, assets held for sale totaling $6.6 million and $6.2 million, respectively, are included in the other assets line of our Consolidated Balance Sheets.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test. The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of Level 3 inputs, related to revenue and operating profit results, discount rates, terminal growth rates and exit multiples. As of December 31, 2022 and 2021, our annual impairment test of goodwill was completed at the reporting unit level, and no impairment charges were determined to be necessary.
Goodwill by segment is as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Railcar Leasing and Management Services Group	$7.1	$1.8
Rail Products Group	188.8	152.4
	$195.9	$154.2
The net book value of intangible assets totaled $79.0 million and $28.1 million as of December 31, 2022 and 2021, respectively, which are primarily finite-lived intangible assets amortized over their estimated useful lives, ranging from one year to fifteen years. See Note 2 for further information regarding the changes in the carrying amounts of our goodwill and intangible assets related to acquisition activity for the year ended December 31, 2022. Based on our evaluations of intangible assets, no impairment charges were determined to be necessary as of December 31, 2022 and 2021.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for our non-recourse debt and lease obligations or as security for the performance of certain product sales agreements. As such, they are restricted in use.
Investments in Affiliates
We continuously evaluate our investments and other contractual arrangements with third party entities to determine if our variable interests are considered a variable interest entity ("VIE"). Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings and RIV 2013. At December 31, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $136.1 million. See Note 5 for further information regarding our partially-owned leasing subsidiaries.
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

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$3.1	$11.3	$7.5
Warranty costs incurred	(2.7)	(7.4)	(2.0)
Warranty originations and revisions	3.2	0.1	6.0
Warranty expirations	(0.3)	(0.9)	(0.2)
Ending balance	$3.3	$3.1	$11.3
Foreign Currency Transactions
The functional currency of our Mexico operations is the United States dollar. Certain transactions in Mexico occur in currencies other than the United States dollar. The impact of foreign currency fluctuations on these transactions is recorded in other, net (income) expense in our Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
ASU 2022-04 – In September 2022, the FASB issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of these programs, outstanding amounts as of the end of the reporting period, a description of where in the financial statements outstanding amounts are presented, and a rollforward of these obligations. ASU 2022-04 is effective for public companies during interim and annual reporting periods beginning after December 15, 2022 and is to be adopted on a retrospective basis, except for the disclosure of rollforward information, which is effective for public companies during interim and annual reporting periods beginning after December 15, 2023 and is to be adopted on a prospective basis. Early adoption is permitted. We adopted ASU 2022-04 effective January 1, 2023. The adoption did not have a significant impact on our Consolidated Financial Statements.
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
Note 2. Acquisitions and Discontinued Operations
Acquisition of Holden America
On December 30, 2022, we acquired Holden America ("Holden"), a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The total cash funded at closing was $71.4 million, which, when combined with potential additional future consideration valued at $15.7 million, resulted in total consideration of $87.1 million.

The purchase agreement includes minimum additional consideration of $10.0 million, which is payable in installments of $5.0 million per year for the next two years. The purchase agreement also contains a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an initial estimated fair value of $15.7 million and will be remeasured at each reporting period, with the change in fair value recognized within selling, engineering, and administrative expenses in the Consolidated Statements of Operations.
This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The fair values of the assets acquired and liabilities assumed are considered preliminary and are subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. We expect to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.
Based on our preliminary purchase price allocation, we recorded identifiable intangible assets of $45.9 million, comprised of customer relationships, patents, trade name and backlog; goodwill of $36.4 million; and certain other immaterial assets, net of liabilities, totaling $4.8 million. The identifiable intangible assets, with the exception of the trade name, which will be considered an indefinite-lived intangible asset, will be amortized over their estimated useful lives, ranging from 1 year to 15 years. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, goodwill and certain other immaterial assets and liabilities.
Other Acquisitions
In June 2022, the Leasing Group acquired a portfolio of railcars for $132.1 million in cash. This transaction was recorded as an asset acquisition within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. As a result of the purchase transaction, the Leasing Group acquired approximately 3,800 railcars, substantially all of which are currently under lease to third parties. We recorded acquired railcars of $125.0 million, lease-related intangible assets of $7.8 million, and certain other immaterial assets and liabilities in our Consolidated Balance Sheet as of the purchase date.
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
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. During the year ended December 31, 2022, we recorded a loss on sale of discontinued operations of $5.8 million ($4.4 million, net of income taxes), which included a $2.7 million payment to Rush Hour representing a final working capital adjustment, as well as additional transaction costs incurred during the period. We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2022 Annual Report on Form 10-K.

In connection with the sale, Trinity and Rush Hour entered into various agreements to effect the transaction and provide a framework for their relationship after the separation, including a purchase and sale agreement, a transition services agreement, and a lease agreement. The transition services have various durations ranging between one and eighteen months. We determined that the continuing cash flows generated by these agreements did not constitute significant continuing involvement in the operations of THP. The amount billed for transition services was not material to our results of operations for the year ended December 31, 2022. Additionally, in connection with the sale of THP, the Company has agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business, which were previously reported in continuing operations. Expenses related to these retained obligations incurred during the year ended December 31, 2022 were, and similar expenses that may be incurred in the future will likewise be, reported in discontinued operations. See Note 15 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of THP's operating results included in income (loss) from discontinued operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues	$—	$296.5	$249.7
Cost of revenues	—	216.6	178.7
Selling, engineering, and administrative expenses	21.4	65.3	41.2
Restructuring activities	—	—	0.1
Other income	—	—	(0.3)
Income (loss) from discontinued operations before income taxes	(21.4)	14.6	30.0
Provision (benefit) for income taxes	(1.1)	2.7	5.6
Income (loss) from discontinued operations, net of income taxes	$(20.3)	$11.9	$24.4
Other discontinued operations
In addition to the THP activities disclosed above, results include certain amounts related to businesses previously disposed, including $1.3 million of loss on sale of discontinued operations, net of income taxes for the year ended December 31, 2022, and losses of $0.8 million, and $0.1 million included in income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2021 and 2020, respectively.
Note 3. Derivative Instruments and Fair Value Measurements
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss ("AOCI") as a separate component of stockholders' equity. These accumulated gains or losses are reclassified into earnings in the periods during which the hedged transactions affect earnings. Derivative instruments that are not designated as hedges are accounted for by recording the realized and unrealized gains or losses on the derivative instrument in other, net (income) expense in our Consolidated Statements of Operations. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 8 for a description of our debt instruments.

Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2022
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.4	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$0.1	$—
Tribute Rail secured railcar equipment notes (2)	$256.0	2.86%	$—	$0.8	$1.0
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.3)	$—
Open hedge:
2017 promissory notes – interest rate swap	$434.7	2.39%	$19.7	$(19.4)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) In May 2022, Tribute Rail LLC ("Tribute Rail"), an indirect, wholly-owned subsidiary of TRIP Holdings, entered into and subsequently terminated a forward starting interest rate swap to hedge the risk of potential interest rate increases prior to the May 2022 Tribute Rail debt issuance.

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months
	2022	2021	2020
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$—	$(0.1)	$—
2018 secured railcar equipment notes	$0.2	$0.2	$0.2	$0.2
TRIP Holdings warehouse loan	$1.2	$1.8	$2.0	$0.1
TRIP Master Funding secured railcar equipment notes	$—	$0.1	$0.2	$—
Tribute Rail secured railcar equipment notes	$0.4	$—	$—	$0.7
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$4.0	$12.3	$11.0	$(8.2)
(1) Based on the fair value of open hedges as of December 31, 2022.
Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at December 31, 2022		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/(Liability)	AOCI – loss/(income)	Year Ended December 31,			Expected effect during next twelve months(1)
			2022	2021	2020
(in millions)
$30.8	$2.0	$(3.0)	$(1.4)	$(7.7)	$3.2	$(3.0)
(1) Based on the fair value of open hedges as of December 31, 2022.

Derivatives Not Designated as Hedging Instruments(1)

			Asset/(Liability) at December 31, 2022	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Year Ended December 31,
				2022	2021	2020
	($ in millions)
TILC warehouse facility – interest rate cap	$800.0	2.50%	$21.6	$(1.6)	$—	$—
TILC – interest rate cap	$800.0	2.50%	$(21.6)	$1.6	$—	$—
(1) Derivatives not designated as hedging instruments are comprised of back-to-back interest rate caps entered into with the same counterparty that offset and do not have a net effect on Trinity's consolidated earnings. These derivative contracts were entered into in connection with our risk management objectives.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2022	December 31, 2021
	(in millions)
Assets:
Cash equivalents	$29.8	$11.4
Restricted cash	214.7	135.1
Total assets	$244.5	$146.5
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate swaps and interest rate caps are valued at exit prices obtained from each counterparty. Foreign currency hedges are valued at exit prices obtained from each counterparty, which are based on currency spot and forward rates and forward points. The assets and liabilities measured on a recurring basis as Level 2 in the fair value hierarchy are summarized below:

	Level 2
	December 31, 2022	December 31, 2021
	(in millions)
Assets:
Interest rate hedge (1)	$19.7	$—
Foreign currency hedge (1)	2.0	—
Derivatives not designated as hedging instruments (1)	21.6	—
Total assets	$43.3	$—

Liabilities:
Interest rate hedge (2)	$—	$21.0
Foreign currency hedge (2)	—	0.1
Derivatives not designated as hedging instruments (2)	21.6	—
Total liabilities	$21.6	$21.1
(1) Included in other assets in our Consolidated Balance Sheets.

(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2022 and 2021, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
See Note 2 for more information regarding non-recurring fair value measurements involving Level 3 inputs resulting from acquisition activity. See Note 11 for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to our small cube covered hopper railcars. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$769.8	$1,207.5	$—	$—	$—	$1,977.3
Intersegment revenue	0.8	867.2	—	(867.2)	(0.8)	—
Total revenues	$770.6	$2,074.7	$—	$(867.2)	$(0.8)	$1,977.3

Depreciation & amortization	$236.4	$34.8	$5.2	$—	$—	$276.4
Capital expenditures	$928.8	$35.7	$2.3	$—	$—	$966.8

	Year Ended December 31, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$734.6	$781.4	$—	$—	$—	$1,516.0
Intersegment revenue	0.7	483.4	—	(478.5)	(5.6)	—
Total revenues	$735.3	$1,264.8	$—	$(478.5)	$(5.6)	$1,516.0

Depreciation & amortization	$226.0	$33.6	$6.1	$—	$—	$265.7
Capital expenditures	$547.2	$21.3	$2.3	$—	$—	$570.8

	Year Ended December 31, 2020
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$801.5	$948.2	$—	$—	$—	$1,749.7
Intersegment revenue	0.8	661.3	—	(652.9)	(9.2)	—
Total revenues	$802.3	$1,609.5	$—	$(652.9)	$(9.2)	$1,749.7

Depreciation & amortization	$214.7	$35.1	$8.7	$—	$—	$258.5
Capital expenditures	$602.2	$78.5	$17.4	$—	$—	$698.1
The reconciliation of segment operating profit (loss) to consolidated net income (loss) is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$423.3	$350.9	$353.7
Rail Products Group	59.1	4.7	36.3
Segment Totals	482.4	355.6	390.0
Corporate and other	(80.8)	(84.1)	(99.7)
Impairment of long-lived assets	—	—	(396.4)
Restructuring activities, net	(1.0)	3.7	(10.9)
Eliminations – Lease Subsidiary	(65.2)	(17.2)	(35.2)
Eliminations – Other	(1.4)	(1.2)	(2.4)
Consolidated operating profit (loss)	334.0	256.8	(154.6)
Other (income) expense	207.5	201.6	370.0
Provision (benefit) for income taxes	27.6	15.9	(274.1)
Income (loss) from discontinued operations, net of income taxes	(20.3)	11.1	24.3
Gain (loss) on sale of discontinued operations, net of income taxes	(5.7)	131.4	—
Net income (loss)	$72.9	$181.8	$(226.2)

Total assets for these segments is shown in the table below.

	December 31, 2022	December 31, 2021
	(in millions)
Railcar Leasing and Management Services Group	$7,779.9	$7,585.4
Rail Products Group	1,440.5	1,064.4
Segment Totals	9,220.4	8,649.8
Corporate and other	267.2	365.2
Eliminations – Lease Subsidiary	(763.3)	(779.1)
Total assets	$8,724.3	$8,235.9
Corporate and other assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2022, 2021, and 2020 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2022 and 2021 are $571.7 million and $414.8 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2022 and 2021 are $96.3 million and $102.0 million, respectively.
One customer in the Rail Products Group comprised approximately 17%, 22%, and 16% of our consolidated revenues during the years ended December 31, 2022, 2021, and 2020, respectively.
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
At December 31, 2022, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $136.1 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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

Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra, Inc. announced a new RIV program between Trinity and Wafra Funds. As part of this program, a joint venture was formed, Signal Rail, which was owned 90% by Wafra Funds and 10% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period; TILC completed the first portfolio sale to Signal Rail under this program in 2021. TILC will service all railcars owned by Signal Rail.
In August 2022, TILC and certain of its subsidiaries sold a second portfolio comprised of 2,678 railcars and related leases to Signal Rail for an aggregate sales price of approximately $254.1 million. TILC recognized a gain of approximately $25.1 million on the sale, and approximately $2.5 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases, during the year ended December 31, 2022. In connection with the sale, TILC contributed $13.5 million of cash to Signal Rail, resulting in an increase in TILC's weighted average equity ownership in Signal Rail to 12.9%. Signal Rail financed the August 2022 purchase primarily through a term loan. To date, TILC has sold 6,260 railcars to Signal Rail for an aggregate sales price of $579.2 million.
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
Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2022, the carrying value of TILC’s equity investment in Signal Rail was $20.2 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	December 31, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.6	$—	$2.6	$—	$2.6
Accounts receivable	89.9	10.8	100.7	—	100.7
Property, plant, and equipment, net	5,788.1	1,521.3	7,309.4	(763.3)	6,546.1
Restricted cash	140.3	74.4	214.7	—	214.7
Other assets	150.3	2.2	152.5	—	152.5
Total assets	$6,171.2	$1,608.7	$7,779.9	$(763.3)	$7,016.6

Accounts payable and accrued liabilities	$109.7	$44.1	$153.8	$—	$153.8
Debt, net	3,800.7	1,182.8	4,983.5	—	4,983.5
Deferred income taxes	1,152.3	1.1	1,153.4	(173.1)	980.3
Other liabilities	38.8	—	38.8	—	38.8
Total liabilities	5,101.5	1,228.0	6,329.5	(173.1)	6,156.4
Noncontrolling interest	—	257.2	257.2	—	257.2
Total Equity	$1,069.7	$123.5	$1,193.2	$(590.2)	$603.0

	December 31, 2021
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$3.4	$—	$3.4	$—	$3.4
Accounts receivable	90.7	10.1	100.8	—	100.8
Property, plant, and equipment, net	5,706.1	1,570.6	7,276.7	(779.1)	6,497.6
Restricted cash	76.5	58.6	135.1	—	135.1
Other assets	67.3	2.1	69.4	—	69.4
Total assets	$5,944.0	$1,641.4	$7,585.4	$(779.1)	$6,806.3

Accounts payable and accrued liabilities	$113.4	$30.1	$143.5	$—	$143.5
Debt, net	3,555.8	1,216.1	4,771.9	—	4,771.9
Deferred income taxes	1,114.2	1.1	1,115.3	(176.6)	938.7
Other liabilities	35.6	—	35.6	—	35.6
Total liabilities	4,819.0	1,247.3	6,066.3	(176.6)	5,889.7
Noncontrolling interest	—	267.0	267.0	—	267.0
Total Equity	$1,125.0	$127.1	$1,252.1	$(602.5)	$649.6
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

	Year Ended December 31,			Percent Change
	2022	2021	2020	2022 versus 2021	2021 versus 2020
	($ in millions)
Revenues:
Leasing and management	$770.6	$735.3	$747.9	4.8%	(1.7)%
Sales of railcars owned one year or less at the time of sale (1)	—	—	54.4	*	*
Total revenues	$770.6	$735.3	$802.3	4.8%	(8.4)%

Operating profit (2):
Leasing and management	$295.8	$296.8	$336.0	(0.3)%	(11.7)%
Lease portfolio sales (3)	127.5	54.1	17.7	*	*
Total operating profit	$423.3	$350.9	$353.7	20.6%	(0.8)%
Total operating profit margin	54.9%	47.7%	44.1%

Leasing and management operating profit margin	38.4%	40.4%	44.9%

Selected expense information:
Depreciation (4)	$236.4	$226.0	$214.7	4.6%	5.3%
Maintenance and compliance	$113.4	$95.0	$88.1	19.4%	7.8%
Rent and ad valorem taxes	$19.3	$18.4	$21.1	4.9%	(12.8)%
Selling, engineering, and administrative expenses	$54.0	$50.6	$51.3	6.7%	(1.4)%
Interest (5)	$186.7	$181.6	$196.2	2.8%	(7.4)%
 * Not meaningful
(1) Beginning in the fourth quarter of 2020, we made a prospective change in the presentation of sales of railcars from the lease fleet. Therefore, all railcar sales for the years ended December 31, 2022 and 2021 are presented as a net gain or loss from the disposal of a long-term asset regardless of the age of railcar that is sold. See Note 1 for more information.
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
(3) Includes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
(4) Depreciation expense includes $12.1 million and $8.8 million for the years ended December 31, 2022 and 2021, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, depreciation expense related to our small cube covered hopper railcars decreased by approximately $7.0 million for the years ended December 31, 2021 and 2020 as a result of the impairment charge recorded in the second quarter of 2020 related to these railcars.
(5) Interest expense for the year ended December 31, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co.'s outstanding term loan agreement. See Note 8 for more information. Interest expense for the year ended December 31, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt. Interest expense for the year ended December 31, 2020 includes $5.0 million of loss on extinguishment of debt associated with the early redemption of debt.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Lease portfolio sales	$750.7	$460.7	$193.1
Operating profit on lease portfolio sales (1)	$126.2	$54.1	$17.7
Operating profit margin on lease portfolio sales	16.8%	11.7%	9.2%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.

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

	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$586.5	$467.9	$366.2	$262.7	$175.0	$265.0	$2,123.3
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2022 consisted primarily of non-recourse debt. As of December 31, 2022, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,443.1 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2022 was $334.9 million. See Note 8 for more information regarding the Leasing Group's debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of December 31, 2022, TRIP Holdings held equipment with a net book value of $1,063.8 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of December 31, 2022, TRP-2021 equipment with a net book value of $457.5 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future operating lease obligations	$11.9	$8.0	$6.0	$5.7	$5.3	$3.5	$40.4
Future contractual minimum rental revenues	$9.7	$4.7	$3.5	$1.9	$0.5	$0.1	$20.4
Operating lease obligations totaling $1.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.2 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2022	December 31, 2021
	(in millions)
Manufacturing/Maintenance/Corporate:
Land	$15.7	$17.4
Buildings and improvements	384.6	377.4
Machinery and other	405.5	415.1
Construction in progress	18.1	18.1
	823.9	828.0
Less: accumulated depreciation	(483.2)	(478.7)
	340.7	349.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	21.7	20.7
Equipment on lease	7,247.3	7,061.3
	7,269.0	7,082.0
Less: accumulated depreciation	(1,480.9)	(1,375.9)
	5,788.1	5,706.1
Partially-owned subsidiaries:
Equipment on lease	2,230.4	2,242.9
Less: accumulated depreciation	(709.1)	(672.3)
	1,521.3	1,570.6

Deferred profit on railcars sold to the Leasing Group	(1,050.7)	(1,047.3)
Less: accumulated amortization	287.4	268.2
	(763.3)	(779.1)
	$6,886.8	$6,846.9
We lease certain equipment and facilities under operating leases. See Note 1 for future operating lease obligations on non-Leasing Group leases. See Note 1 and Note 6 for information related to the lease agreements, future operating lease obligations, and future minimum rental revenues associated with the Leasing Group.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and our experience selling similar properties in the past. As of December 31, 2022, we had non-operating plants with a net book value of $2.6 million.
See Note 1 for more information regarding assets classified as held for sale as of December 31, 2022 and 2021.

Note 8. Debt
The carrying amounts and estimated fair values of our debt are as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$225.0	$225.0	$—	$—
Senior notes, net of unamortized discount of $0.1 and $0.1	399.9	387.5	399.9	420.8
	624.9	612.5	399.9	420.8
Less: unamortized debt issuance costs	(0.8)		(1.2)
Total recourse debt	624.1		398.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2009 secured railcar equipment notes	115.8	116.6	128.5	144.9
2010 secured railcar equipment notes	204.1	197.1	220.6	234.6
2017 promissory notes, net of unamortized discount of $5.6 and $7.8	716.0	716.0	760.2	760.2
2018 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	398.9	360.9	416.5	423.3
2019 secured railcar equipment notes, net of unamortized discount of $0.2 and $0.3	786.0	716.9	822.8	847.3
2020 secured railcar equipments notes, net of unamortized discount of $— and $0.1	330.4	284.6	348.8	349.9
2021 secured railcar equipment notes, net of unamortized discount of $— and $—	307.7	253.9	320.3	319.6
2022 secured railcar equipment notes, net of unamortized discount of $— and $—	241.1	239.7	—	—
TILC warehouse facility	721.8	721.8	561.8	561.8
	3,821.8	3,607.5	3,579.5	3,641.6
Less: unamortized debt issuance costs	(21.1)		(23.7)
	3,800.7		3,555.8
Partially-owned subsidiaries:
TRP-2021 secured railcar equipment notes, net of unamortized discount of $— and $0.1	347.0	291.8	352.2	347.7
Triumph Rail secured railcar equipment notes, net of unamortized discount of $0.2 and $0.2	523.0	451.4	551.3	548.1
Tribute Rail secured railcar equipment notes, net of unamortized discount of $0.1 and $—	322.6	281.1	—	—
TRIP Railcar Co. term loan	—	—	323.7	323.7
	1,192.6	1,024.3	1,227.2	1,219.5
Less: unamortized debt issuance costs	(9.8)		(11.1)
	1,182.8		1,216.1
Total non–recourse debt	4,983.5		4,771.9
Total debt	$5,607.6	$5,244.3	$5,170.6	$5,281.9
The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TILC warehouse loan facility, and TRIP Railcar Co. term loan approximate fair value because the interest rate adjusts to the market interest rate.

Revolving Credit Facility – We have a $450.0 million unsecured corporate revolving credit facility. In July 2022, we amended our revolving credit facility to extend its maturity date to the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our Senior Notes have not been repaid in full by that date. During the year ended December 31, 2022, we had total borrowings of $785.0 million and total repayments of $560.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $16.8 million. Of the $208.2 million remaining unused amount, the full $208.2 million was available for borrowing as of December 31, 2022. The majority of our outstanding letters of credit as of December 31, 2022 are scheduled to expire in November 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of Secured Overnight Financing Rate ("SOFR") plus 1.75%, for an all-in interest rate of 6.15% as of December 31, 2022. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of December 31, 2022).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In December 2022, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility. As of December 31, 2022, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
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
Wholly-owned leasing subsidiaries
TRL VII – In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (the “2009 Notes”), of which $115.8 million was outstanding as of December 31, 2022. The 2009 Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (the “TRL-2010 Notes"), of which $204.1 million was outstanding as of December 31, 2022. The TRL-2010 Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL-2010 and Wilmington Trust Company, as indenture trustee. The TRL-2010 Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The TRL-2010 Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the year ended December 31, 2022, we had total borrowings of $652.1 million and total repayments of $492.1 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $278.2 million, $110.1 million was available as of December 31, 2022 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. In August 2022, we amended our warehouse loan facility to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. Advances under the facility bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 185 basis points, for an all-in interest rate of 6.09% at December 31, 2022.

TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "Original 2017 Promissory Notes") due May 15, 2024. In November 2018, the Original 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). As of December 31, 2022, $721.6 million of the 2017 Promissory Notes was outstanding. The 2017 Promissory Notes bear interest at a rate of LIBOR plus 1.50%, for an all-in interest rate of 5.88% as of December 31, 2022, payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017. In February 2023, we amended the Amended and Restated Loan Agreement and the TRL 2017 interest rate swap agreements to transition the benchmark rate from LIBOR to SOFR plus a benchmark adjustment. The Company has elected to apply the optional accounting expedient under ASC 848, Reference Rate Reform, for hedging relationships affected by reference rate reform.

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
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $116.5 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2018.
TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC, a Delaware limited liability company ("TRL-2019") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Notes"). The TRL-2019 Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Notes, of which $447.4 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Notes"). The TRL-2019-2 Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019-2 Notes were issued pursuant to a Master Indenture, dated April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2019-2 Supplement dated as of October 17, 2019. The TRL-2019 Class A-1 Notes, of which $59.2 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.

TRL-2020 – In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Notes were issued pursuant to a Master Indenture, dated November 19, 2020 between TRL-2020 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2020-2 Supplement dated November 19, 2020. The TRL-2020 Class A-1 Notes, of which $69.6 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. The TRL-2020 Notes are obligations of TRL-2020 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2020.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes, of which $287.9 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 2.26%. The TRL-2021 Class B Notes, of which $19.8 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes, of which $241.1 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. We incurred $2.6 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2022 Notes. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2022. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2022 Notes were used to repay approximately $209.9 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
Partially-owned leasing subsidiaries
Triumph Rail – In June 2021, Triumph Rail issued an aggregate principal amount of (i) $535.0 million of its Series 2021-2 Class A Green Secured Railcar Equipment Notes (the “Triumph Class A Notes”) and (ii) $25.4 million of its Series 2021-2 Class B Green Secured Railcar Equipment Notes (the “Triumph Class B Notes”) (the Triumph Class A Notes and the Triumph Class B Notes are, collectively, the “Triumph Notes”). The Triumph Class A Notes, of which $497.8 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 2.15%. The Triumph Class B Notes, of which $25.4 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.08%. The Triumph Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The Triumph Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Triumph Rail's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by Triumph Rail.

TRIP Railcar Co. Term Loan – In June 2021, TRIP Railcar Co. drew down $329.6 million under a term loan agreement ("TRIP Railcar Co. term loan"). The TRIP Railcar Co. term loan was established to finance railcars and operating leases thereon purchased by TRIP Railcar Co. from Triumph Rail. In May 2022, as described below, Tribute Rail used the proceeds from the sale of secured notes to purchase railcars and related operating leases from TRIP Railcar Co. TRIP Railcar Co. used the proceeds from Tribute Rail to repay its outstanding term loan agreement due June 2025, of which $319.4 million was outstanding at the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $1.5 million, which related to the write-off of unamortized debt issuance costs. This write-off is reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the year ended December 31, 2022.
Tribute Rail – In May 2022, Tribute Rail issued an aggregate principal amount of (i) $290.0 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the “Class A Notes”) and (ii) $37.0 million of its Series 2022-1 Class B Green Secured Railcar Equipment Notes (the “Class B Notes”) (the Class A Notes and the Class B Notes are, collectively, the “Tribute Rail Notes”). The Class A Notes, of which $285.7 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 4.76%. The Class B Notes, of which $37.0 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 5.75%%. The Tribute Rail Notes are payable monthly and have a stated final maturity date of May 17, 2052. We incurred $3.4 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the Tribute Rail Notes. The Tribute Rail Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Tribute Rail's portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by Tribute Rail. Tribute Rail used the proceeds from the sale of the Tribute Rail Notes to purchase railcars and related operating leases from TRIP Railcar Co. as described above.
TRP-2021 – In June 2021, TRP-2021 issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes, of which $326.0 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 2.07%. The TRP-2021 Class B Notes, of which $21.0 million was outstanding as of December 31, 2022, bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The TRP-2021 Notes are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013, and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRP-2021.
In connection with the refinancings of Triumph Rail and TRP-2021, during the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $11.7 million, which included a $3.3 million early redemption premium and a write-off of $8.4 million in unamortized debt issuance costs. These charges are reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the year ended December 31, 2021.
Triumph Rail and Tribute Rail are wholly-owned subsidiaries of TRIP Holdings, and TRP-2021 is a wholly-owned subsidiary of RIV 2013. TRIP Holdings and RIV 2013 are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. Our combined weighted average ownership interest in TRIP Holdings and RIV 2013 is 38%. See Note 5 for further explanation.

Scheduled Repayments of Debt
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
The remaining principal payments under existing debt agreements as of December 31, 2022 based on the anticipated repayment dates are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Recourse:
Corporate	$—	$400.0	$—	$—	$225.0	$—	$625.0
Non-recourse – leasing (Note 6):
2009 secured railcar equipment notes	14.0	14.5	19.8	18.5	17.5	31.5	115.8
2010 secured railcar equipment notes	34.3	18.4	20.6	25.7	28.5	76.6	204.1
2017 promissory notes	44.4	44.4	632.8	—	—	—	721.6
2018 secured railcar equipment notes	20.5	19.0	14.8	14.5	18.2	312.0	399.0
2019 secured railcar equipment notes	34.9	36.6	35.2	679.5	—	—	786.2
2020 secured railcar equipment notes	18.3	14.3	11.3	14.1	272.4	—	330.4
2021 secured railcar equipment notes	12.2	13.3	12.6	14.0	14.0	241.6	307.7
2022 secured railcar equipment notes	8.3	9.0	6.7	8.1	8.3	200.7	241.1
TILC warehouse facility	24.3	24.3	6.1	—	—	—	54.7
Facility termination payments – TILC warehouse facility	—	—	667.1	—	—	—	667.1
TRP-2021 secured railcar equipment notes	10.9	15.6	15.8	17.2	287.5	—	347.0
Triumph Rail secured railcar equipment notes	16.2	32.6	29.5	23.6	421.3	—	523.2
Tribute Rail secured railcar equipment notes	3.8	13.9	15.1	289.9	—	—	322.7
Total principal payments	$242.1	$655.9	$1,487.4	$1,105.1	$1,292.7	$862.4	$5,645.6

Note 9. Income Taxes
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal:
Effect of CARES Act	$(0.5)	$2.1	$(373.3)
Other	2.1	(3.0)	(142.1)
	1.6	(0.9)	(515.4)
State	3.5	(0.6)	(1.5)
Foreign	7.8	4.3	4.3
Total current	12.9	2.8	(512.6)
Deferred:
Federal:
Effect of CARES Act	—	0.4	192.9
Other	14.5	10.4	31.3
	14.5	10.8	224.2
State	0.4	2.4	4.1
Foreign	(0.2)	(0.1)	10.2
Total deferred	14.7	13.1	238.5
Provision (benefit)	$27.6	$15.9	$(274.1)
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Foreign branch taxes	2.1	3.0	(0.2)
State taxes	1.7	3.0	1.1
Executive compensation limitations	1.3	1.8	(0.3)
Noncontrolling interest in partially-owned subsidiaries	(2.1)	—	0.1
Equity compensation	(1.1)	(4.0)	—
Changes in valuation allowance and reserves	(0.9)	(4.3)	0.7
Effect of CARES Act	(0.5)	4.5	34.4
Changes in state laws and apportionment	(0.5)	0.3	(1.4)
Foreign rate differential	—	1.4	(0.1)
Nondeductible excise tax	—	1.3	—
Nondeductible compensation	—	1.2	(0.2)
Impairment - noncontrolling interest in partially-owned subsidiaries	—	—	(3.3)
Interest expense limitations from partially-owned subsidiaries	—	—	0.2
Other, net	0.8	(0.4)	0.2
Effective rate	21.8%	28.8%	52.2%

The effective tax rate is based upon the U.S. statutory rate of 21.0% for the years ended December 31, 2022, 2021, and 2020. For the year ended December 31, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to foreign taxes, state income taxes and non-deductible executive compensation, offset by taxes not recorded on our non-controlling interests in partially-owned subsidiaries, reductions in tax reserves for uncertain tax positions, and excess tax benefits associated with equity-based compensation. For the year ended December 31, 2021, the difference between the U.S. statutory rate and effective tax rate is primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, state taxes, and foreign taxes, partially offset by excess tax benefits associated with equity-based compensation. For the year ended December 31, 2020, the difference between the U.S. statutory rate and effective tax rate is primarily due the impact of the CARES Act partially offset by the portion of the non-cash small cube covered hopper railcar impairment charge that is not tax-effected because it is related to the noncontrolling interest. See Note 5 for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018-2020 tax losses to the 2013-2015 tax years, allowing the recovery of taxes previously paid. The income taxes associated with the carryback claims were paid at a federal rate of 35.0%, rather than the current rate of 21.0% in effect beginning with the 2018 tax year. The overall net impact of the CARES Act was a tax benefit of $0.5 million, a tax expense of $2.5 million, and a tax benefit of $180.4 million for the years ended December 31, 2022 2021, and 2020, respectively.
Income (loss) from continuing operations before income taxes for the years ended December 31, 2022, 2021, and 2020 was $127.1 million, $44.6 million, and $(517.2) million, respectively, for U.S. operations, and $(0.6) million, $10.6 million, and $(7.4) million, respectively, for foreign operations, principally Mexico and Canada.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$1,072.6	$1,032.2
Partially-owned subsidiaries basis difference	134.3	139.2
Right-of-use assets	20.9	18.7
Equity items	4.8	—
Accrued liabilities and other	3.0	1.9
Total deferred tax liabilities	1,235.6	1,192.0
Deferred tax assets:
Workers compensation, pensions, and other benefits	27.4	28.7
Interest expense	31.3	—
Warranties and reserves	2.8	7.3
Equity items	—	5.9
Tax loss carryforwards and credits	40.4	38.4
Inventory	3.6	6.0
Lease liabilities	25.8	24.4
Total deferred tax assets	131.3	110.7
Net deferred tax liabilities before valuation allowances	1,104.3	1,081.3
Valuation allowances	29.5	24.4
Net deferred tax liabilities before reserve for uncertain tax positions	1,133.8	1,105.7
Deferred tax assets included in reserve for uncertain tax positions	(0.7)	(1.1)
Net deferred tax liability	$1,133.1	$1,104.6
At December 31, 2022, we had $0.2 million of federal consolidated net operating loss carryforwards and $21.3 million of tax-effected state loss carryforwards remaining. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.

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
Unrecognized tax benefits
The change in unrecognized tax benefits was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$2.3	$2.3	$2.3
Additions for tax positions related to the current year	1.1	—	—
Additions for tax positions of prior years	1.7	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Expiration of statute of limitations	(1.3)	—	—
Ending balance	$3.8	$2.3	$2.3
The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2022 and 2021, that would affect our effective tax rate if recognized, was $2.5 million and $4.3 million, respectively. The additions for tax positions in the current year and prior years are due to foreign positions of an acquired subsidiary that was recorded as part of our purchase accounting. The expiration of statute of limitations relates to a state tax position for which the statute of limitations has lapsed.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2022 and 2021 was $2.2 million and $3.0 million, respectively. Income tax expense for the years ended December 31, 2022, 2021, and 2020 included a decrease of $(0.8) million, and an increase of $0.1 million, and $0.2 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law, imposing a 15% minimum tax on U.S. based companies with global net income in excess of $1 billion, and a 1% excise tax on stock buy backs on all publicly traded companies, starting in 2023. We do not believe the IRA will have a material impact on our income tax liability or effective tax rate, and will monitor this position on a regular basis.
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
As of December 31, 2020, the remaining surplus of the Pension Plan was $23.6 million. During the year ended December 31, 2021, as permitted by applicable regulations, we used $10.9 million of the Pension Plan surplus to fund obligations associated with the Company's profit sharing plans and used $2.5 million to fund pension administrative expenses required to finalize the settlement of the Pension Plan. Additionally, we received a $6.4 million net refund upon final settlement of the annuity contract, which resulted in a remaining surplus of the Pension Plan of $16.6 million. During the fourth quarter of 2021, we reverted $16.0 million of the surplus pension assets to the Company and incurred an excise tax of approximately $3.2 million. These activities are included in the pension plan settlement line in our Consolidated Statements of Operations. As of December 31, 2021, the remaining surplus of the Pension Plan was $0.6 million.

During the year ended December 31, 2022, we used $0.2 million to fund pension administrative expenses, resulting in a remaining surplus of the Pension Plan of $0.4 million at December 31, 2022.

Actuarial assumptions

	Year Ended December 31,
	2022	2021	2020
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate (1)	N/A	N/A	N/A
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate (1)	N/A	N/A	2.71%
Long-term rate of return on plan assets (1)	N/A	N/A	3.90%
(1) Not applicable as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 as all qualified pension plans were settled as of December 31, 2020.
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
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expense Components
Service cost	$—	$—	$—
Interest	0.4	0.4	14.8
Expected return on plan assets	—	—	(20.9)
Amortization of actuarial loss	0.3	0.3	6.0
Amortization of prior service cost	—	—	1.2
Settlement loss	—	—	151.5
Net periodic benefit cost	0.7	0.7	152.6
Defined contribution expense	9.1	8.6	7.5
Net expense	$9.8	$9.3	$160.1
The expected return on plan assets for the year ended December 31, 2020 was based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants. The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Obligations and funded status
At December 31, 2022 and 2021, the projected benefit obligations and net funded status of our Supplemental Executive Retirement Plan ("SERP") were $11.2 million and $14.5 million, respectively, which are included in accrued liabilities in our Consolidated Balance Sheets.

Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Settlement of pension plan	$—	$—	$151.5
Actuarial gain (loss)	2.6	0.4	10.4
Amortization of actuarial loss	0.3	0.3	6.0
Amortization of prior service cost	—	—	1.2
Total before income taxes	2.9	0.7	169.1
Income tax (benefit) expense	0.6	0.2	39.2
Net amount recognized in other comprehensive income (loss)	$2.3	$0.5	$129.9
At December 31, 2022, AOCI included unrecognized actuarial losses related to our SERP of $2.3 million ($1.2 million net of related income taxes). Actuarial losses included in AOCI and expected to be recognized in net periodic pension cost for the year ended December 31, 2023 are $0.1 million ($0.1 million net of related income taxes).
Plan assets
The target and actual investment allocation strategy at December 31, 2022 and 2021 is 100% cash and cash equivalents. The estimated fair value of the plans' assets at December 31, 2022 and 2021 was $0.4 million and $0.6 million, respectively, of temporary cash investments (Level 1).
The pension plans' assets are valued at fair value. Temporary cash investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments. See Note 3 for a description of the valuation methodologies used in determining fair value.
Funding of Defined Contribution Plans
The Company's 401(k) plan utilizes a qualified automatic contribution arrangement safe harbor plan structure. The matching structure provides for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2023 are expected to be $8.7 million, compared to $8.6 million contributed during 2022.
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
During the second quarter of 2020, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. Significant price declines in the crude oil market, as well as lower demand for certain commodities, resulted in a decline in customer demand for certain types of railcars. As a result, certain of the Leasing Group's small cube covered hopper customers requested rent relief and, in a number of cases, filed for bankruptcy in the second quarter of 2020. We concluded that the collective impact of these developments, including the shift towards the use of in-basin sand, constituted a fundamental and other-than-temporary change in the future demand for this railcar type. Therefore, we determined that the events and circumstances that arose during the second quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our lease fleet portfolio.
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
Restructuring activities
Throughout 2020, as part of our ongoing efforts to better align support services with our rail-focused strategy, we approved a restructuring plan that resulted in headcount reductions across multiple functions, including certain corporate and operational support functions primarily at our Dallas headquarters.
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
During the year ended December 31, 2022, we recorded total restructuring charges of $1.0 million related to the disposition of certain assets related to our prior corporate headquarters. As of December 31, 2022 and 2021, the restructuring liability was not material and is included in other liabilities in our Consolidated Balance Sheet.
As we continue to optimize our organizational structure, it is possible that we will engage in additional restructuring activities in the future.

Although restructuring activities are not allocated to our reportable segments, the following tables summarize the restructuring activities by reportable segment for the years ended December 31, 2021 and 2020. For the year ended December 31, 2022, restructuring charges of $1.0 million related to the Corporate and other grouping.

	Year Ended December 31, 2021
	Employee Severance Costs	Gain on Disposition of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$—	$—	$—
Rail Products Group	0.3	—	0.3
Corporate and other	—	(4.0)	(4.0)
Total restructuring activities	$0.3	$(4.0)	$(3.7)

	Year Ended December 31, 2020
	Employee Severance Costs	Contract Termination Costs	(Gain)/Loss on Disposition of Assets	Write-down of Assets	Total
	(in millions)
Railcar Leasing and Management Services Group	$1.4	$—	$—	$—	$1.4
Rail Products Group	4.0	0.2	(2.9)	—	1.3
Corporate and other	2.3	0.4	0.2	5.3	8.2
Total restructuring activities	$7.7	$0.6	$(2.7)	$5.3	$10.9

Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the years ended December 31, 2022 and 2021 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances at December 31, 2020	$(1.3)	$(25.6)	$(4.0)	$(30.9)
Other comprehensive income, net of tax, before reclassifications	—	9.2	0.3	9.5
Amounts reclassified from AOCI, net of tax benefit of $—, $1.2, $0.1, and $1.3	—	5.4	0.2	5.6
Less: noncontrolling interest	—	(1.2)	—	(1.2)
Other comprehensive income	—	13.4	0.5	13.9
Balances at December 31, 2021	(1.3)	(12.2)	(3.5)	(17.0)
Other comprehensive income, net of tax, before reclassifications	—	29.3	2.1	31.4
Amounts reclassified from AOCI, net of tax benefit of $—, $0.8, $0.1, and $0.9	—	3.5	0.2	3.7
Amounts reclassified to discontinued operations, net of tax	1.3	—	—	1.3
Less: noncontrolling interest	—	0.3	—	0.3
Other comprehensive income	1.3	33.1	2.3	36.7
Balances at December 31, 2022	$—	$20.9	$(1.2)	$19.7
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

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
New Share Repurchase Authorization
In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under the new share repurchase program during the year ended December 31, 2022.
Previous Share Repurchase Authorization
In September 2021, our Board of Directors authorized a share repurchase program effective September 9, 2021 through December 31, 2022. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. Approximately 3.3 million shares totaling $100.0 million that were repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. Our Board of Directors terminated this share repurchase program effective December 8, 2022, and the remaining authorization of $21.3 million under this program expired unused. Share repurchase activity under this program was as follows:

	Shares Repurchased		Remaining Authorization to Repurchase
Period	Number of shares	Cost (in millions)	Cost (in millions)
September 9, 2021 Authorization			$250.0
September 9, 2021 through September 30, 2021	—	$—	$250.0
October 1, 2021 through December 31, 2021	5,155,491	151.9	$98.1
January 1, 2022 through March 31, 2022	—	—	$98.1
April 1, 2022 through June 30, 2022	1,760,462	50.3	$47.8	(1)
July 1, 2022 through September 30, 2022	610,000	14.1	$33.7
October 1, 2022 through December 31, 2022	427,383	12.4	$21.3
Total	7,953,336	$228.7
(1) Share repurchases during the second quarter of 2022 included 760,602 shares at a cost of $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021.
During the years ended December 31, 2022, 2021, and 2020, share repurchases totaled 2.8 million, 28.5 million, and 9.3 million shares, respectively, at a cost of approximately $76.8 million, $806.6 million, and $193.1 million, respectively. Share repurchases during the year ended December 31, 2021 included 16.9 million shares, at a cost of approximately $472.5 million, from privately negotiated transactions with ValueAct Capital Master Fund, L.P ("ValueAct"). The repurchases from ValueAct were approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, any of our share repurchase programs.
Stock-Based Compensation
Stock Award Plans
Our 2004 Fourth Amended and Restated Trinity Industries, Inc. Stock Option and Incentive Plan (the "Plan”) provides for awarding 20,150,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2022, a total of 1,772,345 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable over a three-year period.

Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as stock-based compensation and is recognized over the applicable vesting periods based on the grant date fair-value of those awards. Stock-based compensation expense totaled $22.5 million, $20.7 million, and $25.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The income tax benefit related to stock-based compensation expense was $2.6 million, $10.7 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period. No options were exercisable at December 31, 2022.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2021	300,000	$5.26
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Options outstanding at December 31, 2022	300,000	$5.26	7.1	$2.4
At December 31, 2022, unrecognized compensation expense related to stock options totaled $0.1 million, which will be recognized over a weighted average period of 0.1 years. The weighted average exercise price of stock options outstanding as of December 31, 2022 was $21.61.
The fair value of the stock options granted during the year ended December 31, 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2020
Exercise price	$21.61
Risk-free interest rate	1.48%
Expected life (in years)	6.50
Equity volatility	35.00%
Dividend yield	3.42%
Restricted Stock Units
Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of at least six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Award
Restricted stock units outstanding at December 31, 2021	1,924,450	$22.00
Granted	651,674	$25.65
Vested	(646,492)	$21.94
Forfeited	(189,466)	$23.68
Restricted stock units outstanding at December 31, 2022	1,740,166	$23.20

At December 31, 2022, unrecognized compensation expense related to RSUs totaled $19.3 million, which will be recognized over a weighted average period of 1.7 years. The total grant-date fair value of RSUs vested and released during the years ended December 31, 2022, 2021, and 2020 was $14.2 million, $21.1 million, and $30.8 million, respectively. The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $25.65, $28.41, and $18.62 per share, respectively.
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

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award
Performance units outstanding at December 31, 2021	1,155,281	$23.28
Granted	246,884	$29.80
Vested	(196,113)	$24.16
Forfeited	(284,661)	$20.96
Performance units outstanding at December 31, 2022	921,391	$25.56
At December 31, 2022, unrecognized compensation expense related to performance units totaled $7.8 million, which will be recognized over a weighted average period of 1.2 years. The total grant-date fair value of performance units vested and released during the years ended December 31, 2022, 2021, 2020 was $4.7 million, $7.2 million, and $0.1 million, respectively. The weighted average grant-date fair value of performance units granted during the years ended December 31, 2022, 2021, and 2020 was $29.80, $30.85, and $20.31 per share, respectively.
Restricted Stock Awards
Expense related to restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Certain RSAs vest in their entirety upon the employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Award
Restricted stock awards outstanding at December 31, 2021	769,014	$15.67
Granted	26,339	$25.43
Vested	(92,972)	$18.74
Forfeited	(47,331)	$17.01
Restricted stock awards outstanding at December 31, 2022 (1)	655,050	$15.53
(1) The balance of RSAs outstanding at December 31, 2022 includes approximately 0.2 million RSAs for Arcosa employees that were converted under the shareholder method at the time of the Arcosa spin-off. These RSAs will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
At December 31, 2022, unrecognized compensation expense related to RSAs totaled $2.7 million, which will be recognized over a weighted average period of 4.3 years. The total grant-date fair value of RSAs vested and released during the years ended December 31, 2022, 2021, and 2020 was $1.7 million, $4.1 million, and $8.3 million, respectively. The weighted average grant-date fair value of RSAs granted during the years ended December 31, 2022, 2021, and 2020 was $25.43, $28.48, and $18.51 per share, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc.:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Income (loss) from continuing operations	$98.9	$39.3	$(250.5)
Less: Net (income) loss attributable to noncontrolling interest	(12.8)	0.2	78.9
Net income (loss) from continuing operations attributable to Trinity Industries, Inc.	86.1	39.5	(171.6)
Income (loss) from discontinued operations, net of income taxes	(20.3)	11.1	24.3
Gain (loss) on sale of discontinued operations, net of income taxes	(5.7)	131.4	—
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(26.0)	142.5	24.3
Net income (loss) attributable to Trinity Industries, Inc.	$60.1	$182.0	$(147.3)

Basic weighted average shares outstanding	81.9	101.5	115.9
Effect of dilutive securities	2.3	2.3	—
Diluted weighted average shares outstanding	84.2	103.8	115.9

Basic earnings per common share:
Income (loss) from continuing operations	$1.05	$0.39	$(1.48)
Income (loss) from discontinued operations	(0.32)	1.40	0.21
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.73	$1.79	$(1.27)
Diluted earnings per common share:
Income (loss) from continuing operations	$1.02	$0.38	$(1.48)
Income (loss) from discontinued operations	(0.31)	1.37	0.21
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.71	$1.75	$(1.27)

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	$0.1	$0.1	$—
Antidilutive stock options	$—	$—	$—

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
State actions
Mr. Harman also has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter. The trial court has set the case for trial on March 18, 2024. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
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
As previously reported, state qui tam actions filed by Mr. Harman in the states of Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Minnesota, Montana, Nevada, Rhode Island, and California were dismissed. Also as previously reported, in June 2022, a state qui tam action filed by Mr. Harman in the state of Massachusetts was settled for $5.0 million, which is included in income (loss) from discontinued operations, net of income taxes, in our Consolidated Statement of Operations for the year ended December 31, 2022.

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
The parties reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. On May 30, 2022, the trial court granted preliminary approval of the settlement, and on August 30, 2022, the trial court granted final approval of the settlement. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. In the fourth quarter of 2022, the Company funded $17.5 million in connection with the settlement and refined certain estimates, resulting in a liability of $7.8 million as of December 31, 2022.
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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $9.4 million to $20.9 million. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At December 31, 2022, total accruals of $9.5 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $0.9 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $27.7 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of December 31, 2022, we have utilized $18.3 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the year ended December 31, 2022, we recorded insurance receivables of approximately $10.0 million for additional property damage recoveries that we expect to be reimbursed under the terms of our insurance policy, and we recorded a corresponding gain, net of the applicable deductible, of $7.5 million, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. We received $10.0 million of reimbursements for property damage recoveries during the year ended December 31, 2022, with no remaining insurance receivables as of December 31, 2022.
Any additional property damage insurance proceeds received in excess of the net book value of property lost will be accounted for as gains in future quarters.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(in millions, except per share data)
Revenues:
Manufacturing	$289.8	$221.7	$302.0	$394.0
Leasing	182.9	195.1	194.6	197.2
	472.7	416.8	496.6	591.2
Operating costs:
Costs of revenues:
Manufacturing	295.6	220.8	288.0	382.2
Leasing	102.9	104.8	107.3	108.0
	398.5	325.6	395.3	490.2
Selling, engineering, and administrative expenses	44.7	45.0	48.0	47.7
Gains on dispositions of property	25.3	27.8	39.4	60.2
Restructuring activities, net	—	1.0	—	—
Operating profit	54.8	73.0	92.7	113.5
Other expense	41.9	50.7	54.4	60.5
Income from continuing operations before income taxes	12.9	22.3	38.3	53.0
Provision for income taxes	3.0	5.8	8.6	10.2
Income from continuing operations	9.9	16.5	29.7	42.8
Loss from discontinued operations, net of income taxes	(6.9)	(3.4)	(3.4)	(6.6)
Loss on sale of discontinued operations, net of income taxes	(1.1)	(4.6)	—	—
Net income	1.9	8.5	26.3	36.2
Net income attributable to noncontrolling interest	2.6	4.8	0.5	4.9
Net income (loss) attributable to Trinity Industries, Inc.	$(0.7)	$3.7	$25.8	$31.3

Basic earnings per common share (1):
Income from continuing operations	$0.09	$0.14	$0.36	$0.47
Loss from discontinued operations	(0.10)	(0.10)	(0.04)	(0.08)
Basic net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.04	$0.32	$0.39
Diluted earnings per common share (1):
Income from continuing operations	$0.09	$0.14	$0.35	$0.46
Loss from discontinued operations	(0.10)	(0.10)	(0.04)	(0.08)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$(0.01)	$0.04	$0.31	$0.38
(1) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in millions, except per share data)
Revenues:
Manufacturing	$147.4	$108.3	$234.5	$291.2
Leasing	183.3	185.0	185.3	181.0
	330.7	293.3	419.8	472.2
Operating costs:
Costs of revenues:
Manufacturing	149.6	99.6	238.8	281.9
Leasing	96.7	102.5	98.6	93.8
	246.3	202.1	337.4	375.7
Selling, engineering, and administrative expenses	44.7	46.2	45.8	42.9
Gains on dispositions of property	11.5	12.1	41.6	13.0
Restructuring activities, net	(0.3)	(0.7)	(0.1)	(2.6)
Operating profit	51.5	57.8	78.3	69.2
Other expense	52.5	63.5	44.5	41.1
Income (loss) from continuing operations before income taxes	(1.0)	(5.7)	33.8	28.1
Provision (benefit) for income taxes	4.0	(2.9)	8.3	6.5
Income (loss) from continuing operations	(5.0)	(2.8)	25.5	21.6
Income (loss) from discontinued operations, net of income taxes	6.3	7.6	10.4	(13.2)
Gain on sale of discontinued operations, net of income taxes	—	—	—	131.4
Net income	1.3	4.8	35.9	139.8
Net income (loss) attributable to noncontrolling interest	(2.0)	(7.9)	3.9	5.8
Net income attributable to Trinity Industries, Inc.	$3.3	$12.7	$32.0	$134.0

Basic earnings per common share (1):
Income (loss) from continuing operations	$(0.03)	$0.05	$0.22	$0.16
Income from discontinued operations	0.06	0.07	0.11	1.23
Basic net income attributable to Trinity Industries, Inc.	$0.03	$0.12	$0.33	$1.39
Diluted earnings per common share (1):
Income (loss) from continuing operations	$(0.03)	$0.05	$0.22	$0.16
Income from discontinued operations	0.06	0.07	0.11	1.21
Diluted net income attributable to Trinity Industries, Inc.	$0.03	$0.12	$0.33	$1.37
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
During the three months ended December 31, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 – Election of Directors” in the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2023 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2023 Proxy Statement. There were no delinquent Section 16(a) reports.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.trin.net under the caption “Investor Relations/Governance/Governance Documents.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.trin.net to the extent applicable to an executive officer, principal accounting officer, controller, or director of the Company.
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2023 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company's 2023 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation – Human Resources Committee Report” in the Company's 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2023 Proxy Statement under the caption “Security Ownership – Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2022.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock units	1,740,166	(1)	$—
Performance units	921,391	(1)	$—
	2,961,557			1,772,345
Equity compensation plans not approved by security holders	—	(2)		—
Total	2,961,557			1,772,345
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2022, there were 95,199 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. Information about the Deferred Compensation Plan is incorporated herein by reference from the Company's 2023 Proxy Statement, under the caption “Executive Compensation – Compensation Discussion and Analysis – Components of Compensation – Post-employment Benefits.” At December 31, 2022, there were 28,422 stock units credited to the accounts of participants under the Deferred Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2023 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance – Independence of Directors” in the Company's 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2022 and 2021” in the Company's 2023 Proxy Statement.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
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

(3.2)
Amended and Restated By-Laws of Trinity Industries, Inc., effective September 7, 2022 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

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

(10.5.6)	Form of Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 9, 2019).*
(10.5.7)	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 9, 2019).*
(10.5.8)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.9)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.10)	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).*
(10.5.11)	Form of Restricted Stock Unit Agreement for grants issued commencing 2022 (filed herewith).*
(10.5.12)	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2023 (filed herewith).*
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
(10.9)
Second Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among Trinity Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, Bank of America, N.A. and Truist Bank, as co-syndication agents, and Wells Fargo Bank, N.A., Regions Bank, and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

(10.9.1)
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 22, 2022, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

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

(10.10.1)
First Amendment to the Fifth Amended and Restated Warehouse Loan Agreement dated as of August 29, 2022, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 1, 2022).

NO.	DESCRIPTION
(10.10.2)
Second Amendment to the Fifth Amended and Restated Warehouse Loan Agreement dated as of December 15, 2022, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse, AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (filed herewith).

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

(10.16.1)
Series 2019-2 Supplement dated October 17, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

(10.17)
Master Indenture dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the annual period ended December 31, 2020). [Portions omitted]

(10.17.1)
Series 2020-2 Supplement dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.18)
Master Indenture dated June 15, 2021, by and between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.18.1)
Series 2020-1 Supplement dated June 15, 2021, between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.19)
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

NO.	DESCRIPTION
(10.21.1)
Master Indenture dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 3, 2022).

(10.21.2)
Series 2022-1 Supplement dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 3, 2022).

(10.21.3)
Purchase and Contribution Agreement dated April 28, 2022, by and among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2022 LLC (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 3, 2022).

(10.22)
Note Purchase Agreement dated May 19, 2022, by and among Tribute Rail LLC, Trinity Industries Leasing Company, TRIP Rail Holdings LLC, Tribute Rail Holdings LLC, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 23, 2022).

(10.22.1)
Master Indenture dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 31, 2022).

(10.22.2)
Series 2022-1 Supplement dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 31, 2022).

(10.22.3)
Purchase and Sale Agreement dated May 25, 2022, by and among TRIP Rail Holdings LLC, Tribute Rail Holdings LLC, TRIP Railcar Co., LLC, and Tribute Rail LLC (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 31, 2022).

(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(22.1)	Subsidiary guarantors and issuers of guaranteed securities (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 112 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
12.Registration Statement (Form S-8, No. 333-169452),
13.Registration Statement (Form S-8, No. 333-183941),
14.Registration Statement (Form S-8, No. 333-203876),
15.Registration Statement (Form S-8, No. 333-215067),
16.Registration Statement (Form S-8, No. 333-230537), and
17.Registration Statement (Form S-8, No. 333-263977
of our reports dated February 21, 2023, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. for the year ended December 31, 2022.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2023

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 21, 2023	Dated: February 21, 2023

/s/ William P. Ainsworth	Principal Financial Officer:
William P. Ainsworth
Director	/s/ Eric R. Marchetto
Dated: February 21, 2023	Eric R. Marchetto
Executive Vice President and Chief Financial Officer
/s/ Robert C. Biesterfeld Jr.	Dated: February 21, 2023
Robert C. Biesterfeld Jr.
Director	Principal Accounting Officer:
Dated: February 21, 2023
/s/ Steven L. McDowell
/s/ John J. Diez	Steven L. McDowell
John J. Diez	Vice President and Chief Accounting Officer
Director	Dated: February 21, 2023
Dated: February 21, 2023

/s/ Tyrone M. Jordan
Tyrone M. Jordan
Director
Dated: February 21, 2023

/s/ Veena M. Lakkundi
Veena M. Lakkundi
Director
Dated: February 21, 2023

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 21, 2023

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 21, 2023