Form 10-Q
period 2023-03-31
TRINITY INDUSTRIES INC
filed 2023-05-02
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
Yes ☐ No ☑
At April 25, 2023, the number of shares of common stock, $0.01 par value, outstanding was 81,148,848.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Revenues:
Manufacturing	$438.4	$289.8
Leasing	203.3	182.9
	641.7	472.7
Operating costs:
Cost of revenues:
Manufacturing	422.0	295.6
Leasing	116.5	102.9
	538.5	398.5
Selling, engineering, and administrative expenses:
Manufacturing	8.2	9.7
Leasing	15.7	12.8
Other	26.0	22.2
	49.9	44.7
Gains on dispositions of property:
Lease portfolio sales	13.5	11.8
Other	1.8	13.5
	15.3	25.3
Restructuring activities, net	(0.4)	—
Total operating profit	69.0	54.8
Other (income) expense:
Interest expense, net	62.1	43.5
Other, net	1.6	(1.6)
	63.7	41.9
Income from continuing operations before income taxes	5.3	12.9
Provision (benefit) for income taxes:
Current	0.9	1.8
Deferred	(12.4)	1.2
	(11.5)	3.0
Income from continuing operations	16.8	9.9
Loss from discontinued operations, net of benefit for income taxes of $0.8 and $2.0	(3.1)	(6.9)
Loss on sale of discontinued operations, net of benefit for income taxes of $— and $0.4	—	(1.1)
Net income	13.7	1.9
Net income attributable to noncontrolling interest	9.3	2.6
Net income (loss) attributable to Trinity Industries, Inc.	$4.4	$(0.7)

Basic earnings per common share:
Income from continuing operations	$0.09	$0.09
Loss from discontinued operations	(0.04)	(0.10)
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.05	$(0.01)
Diluted earnings per common share:
Income from continuing operations	$0.09	$0.09
Loss from discontinued operations	(0.04)	(0.10)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.05	$(0.01)
Weighted average number of shares outstanding:
Basic	80.8	82.9
Diluted	83.2	85.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income	$13.7	$1.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains arising during the period, net of tax expense of $0.1 and $4.4	0.5	14.7
Reclassification adjustments for (gains) losses included in net income, net of tax benefit of $11.0 and $0.9	(14.9)	2.5
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, and $—	—	0.1
	(14.4)	17.3
Comprehensive income (loss)	(0.7)	19.2
Less: comprehensive income attributable to noncontrolling interest	1.9	2.8
Comprehensive income (loss) attributable to Trinity Industries, Inc.	$(2.6)	$16.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$81.9	$79.6
Receivables, net of allowance	333.2	323.5
Income tax receivable	10.1	7.8
Inventories:
Raw materials and supplies	410.1	423.6
Work in process	175.1	164.2
Finished goods	47.5	41.6
	632.7	629.4
Restricted cash, including partially-owned subsidiaries of $74.1 and $74.4	181.1	214.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,919.8 and $1,917.6	9,415.8	9,272.6
Less accumulated depreciation, including partially-owned subsidiaries of $610.9 and $599.0	(2,439.3)	(2,385.8)
	6,976.5	6,886.8
Goodwill	222.3	195.9
Other assets	401.4	386.6
Total assets	$8,839.2	$8,724.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$314.5	$287.5
Accrued liabilities	273.7	261.0
Debt:
Recourse	704.3	624.1
Non-recourse:
Wholly-owned subsidiaries	3,826.9	3,800.7
Partially-owned subsidiaries	1,176.4	1,182.8
	5,707.6	5,607.6
Deferred income taxes	1,133.2	1,134.7
Other liabilities	159.8	163.9
Total liabilities	7,588.8	7,454.7

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	6.6	—
Retained earnings	975.6	992.6
Accumulated other comprehensive income	12.7	19.7
Treasury stock	(1.5)	(0.7)
	994.2	1,012.4
Noncontrolling interest	256.2	257.2
Total stockholders' equity	1,250.4	1,269.6
Total liabilities and stockholders' equity	$8,839.2	$8,724.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating activities:
Net income	$13.7	$1.9
Loss from discontinued operations, net of income taxes	3.1	6.9
Loss on sale of discontinued operations, net of income taxes	—	1.1
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	74.0	66.9
Stock-based compensation expense	6.2	5.1
Provision (benefit) for deferred income taxes	(12.4)	1.2
Net gains on lease portfolio sales	(13.5)	(10.5)
Gains on dispositions of property and other assets	(1.0)	(8.4)
Gains on insurance recoveries from property damage	(1.2)	(6.4)
Non-cash interest expense	2.6	3.3
Other	(1.9)	0.5
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2.8	38.2
(Increase) decrease in inventories	(3.3)	(75.5)
(Increase) decrease in other assets	7.3	(4.8)
Increase (decrease) in accounts payable	11.6	26.6
Increase (decrease) in accrued liabilities	14.7	(18.3)
Increase (decrease) in other liabilities	(0.2)	0.7
Net cash provided by operating activities – continuing operations	102.5	28.5
Net cash used in operating activities – discontinued operations	(3.1)	(8.0)
Net cash provided by operating activities	99.4	20.5
Investing activities:
Proceeds from dispositions of property and other assets	4.9	15.6
Proceeds from lease portfolio sales	56.7	71.1
Capital expenditures – leasing	(191.5)	(84.6)
Capital expenditures – manufacturing and other	(7.1)	(2.3)
Acquisitions, net of cash acquired	(66.2)	—
Proceeds from insurance recoveries	1.2	—
Other	(1.1)	—
Net cash used in investing activities	(203.1)	(0.2)
Financing activities:
Payments to retire debt	(149.6)	(73.0)
Proceeds from issuance of debt	246.3	127.2
Dividends paid to common shareholders	(21.1)	(19.1)
Purchase of shares to satisfy employee tax on vested stock	(0.3)	(0.2)
Distributions to noncontrolling interest	(2.9)	(6.2)
Net cash provided by financing activities	72.4	28.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31.3)	49.0
Cash, cash equivalents, and restricted cash at beginning of period	294.3	302.4
Cash, cash equivalents, and restricted cash at end of period	$263.0	$351.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	4.4	—	—	—	4.4	9.3	13.7
Other comprehensive loss	—	—	—	—	(7.0)	—	—	(7.0)	(7.4)	(14.4)
Cash dividends declared on common stock (1)	—	—	—	(21.4)	—	—	—	(21.4)	—	(21.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Settlement of share-based awards, net	—	—	0.4	—	—	—	(0.8)	(0.4)	—	(0.4)
Balances at March 31, 2023	81.1	$0.8	$6.6	$975.6	$12.7	—	$(1.5)	$994.2	$256.2	$1,250.4

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income (loss)	—	—	—	(0.7)	—	—	—	(0.7)	2.6	1.9
Other comprehensive income	—	—	—	—	17.1	—	—	17.1	0.2	17.3
Cash dividends declared on common stock (1)	—	—	—	(19.3)	—	—	—	(19.3)	—	(19.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.2)	—	—	—
Balances at March 31, 2022	83.3	$0.8	$5.3	$1,026.6	$0.1	—	$(0.8)	$1,032.0	$263.6	$1,295.6
(1) Dividends of $0.26 and $0.23 per common share for the three months ended March 31, 2023 and 2022, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2023 and 2022, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2023 presentation.
Due to seasonal and other factors, the results of operations for the three months ended March 31, 2023 may not be indicative of expected results of operations for the year ending December 31, 2023. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2022.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of March 31, 2023 and 2022.
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
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.4 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2023 and the percentage of the outstanding performance obligations as of March 31, 2023 expected to be delivered during the remainder of 2023:

	Unsatisfied performance obligations at March 31, 2023
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Rail Products Group:
New railcars:
External customers	$3,257.1
Leasing Group	448.8
	$3,705.9	42.3%
Sustainable railcar conversions	$173.7	76.9%

Railcar Leasing and Management Services Group	$73.0	15.9%
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
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to fourteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of March 31, 2023, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.

The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations
Operating lease expense	$4.3	$4.2
Short-term lease expense	$—	$0.1

Consolidated Statements of Cash Flows
Cash flows from operating activities	$4.3	$4.2
Right-of-use assets recognized in exchange for new lease liabilities	$2.1	$11.1

	March 31, 2023	December 31, 2022
Consolidated Balance Sheets
Right-of-use assets (1)	$91.2	$93.1
Lease liabilities (2)	$111.5	$114.8
Weighted average remaining lease term	9.9 years	9.9 years
Weighted average discount rate	2.9%	2.8%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining nine months of 2023	$8.1	$6.9	$15.0
2024	7.0	8.1	15.1
2025	6.1	7.3	13.4
2026	5.8	6.9	12.7
2027	5.3	6.9	12.2
Thereafter	3.7	56.5	60.2
Total operating lease payments	$36.0	$92.6	$128.6
Less: Present value adjustment			(17.1)
Total operating lease liabilities			$111.5
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of March 31, 2023, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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

The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating lease revenues	$176.7	$163.6
Variable operating lease revenues	$14.6	$13.2
Interest income on sales-type lease receivables	$0.2	$0.1
Profit recognized at sales-type lease commencement (1)	$—	$1.3
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining nine months of 2023	$480.8
2024	533.8
2025	424.1
2026	312.9
2027	219.5
Thereafter	318.5
Total	$2,289.6
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions)(1):

Remaining nine months of 2023	$0.8
2024	1.1
2025	1.1
2026	1.1
2027	1.1
Thereafter	10.1
Total	15.3
Less: Unearned interest income	(4.8)
Net investment in sales-type leases (1)	$10.5
(1) Included in other assets in our Consolidated Balance Sheets.
Financial Instruments
We consider all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year.
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, including restricted cash and receivables. We place our cash investments in bank deposits, investment grade short-term debt instruments, highly-rated money market funds, and highly-rated commercial paper. We limit the amount of credit exposure to any one commercial issuer. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values.
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the three months ended March 31, 2023, we recognized approximately $0.5 million of credit loss expense and approximately $0.5 million of recoveries and other adjustments, and wrote off $0.2 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.6 million at December 31, 2022 to $10.4 million at March 31, 2023. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.

Goodwill
Goodwill by segment is as follows:

	March 31, 2023	December 31, 2022
Railcar Leasing and Management Services Group	$33.5	$7.1
Rail Products Group	188.8	188.8
	$222.3	$195.9
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Beginning balance	$3.3	$3.1
Warranty costs incurred	—	(1.2)
Warranty originations and revisions	1.0	1.6
Warranty expirations	(0.4)	(0.3)
Ending balance	$3.9	$3.2
Recent Accounting Pronouncements
Adopted in 2023
ASU 2022-04 – In September 2022, the FASB issued ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of these programs, outstanding amounts as of the end of the reporting period, a description of where in the financial statements outstanding amounts are presented, and a rollforward of these obligations. ASU 2022-04 is effective for public companies during interim and annual reporting periods beginning after December 15, 2022 and is to be adopted on a retrospective basis, except for the disclosure of rollforward information, which is effective for public companies during interim and annual reporting periods beginning after December 15, 2023 and is to be adopted on a prospective basis.
We adopted ASU 2022-04 effective January 1, 2023. The adoption did not have a significant impact on our Consolidated Financial Statements. In cooperation with a participating financial institution, we facilitate a voluntary supply chain finance ("SCF") program for several of our suppliers. We negotiate payment terms with suppliers that are in line with average industry terms. We have not pledged any assets as security or provided other forms of guarantees to the financial institution. Under the SCF program, participating suppliers may choose to sell, at a discounted price, receivables due from us to the financial institution, at the sole discretion of both the suppliers and the financial institution, prior to the invoices’ scheduled due dates. The payment terms that we negotiate with all suppliers are consistent regardless of whether the supplier chooses to participate in the SCF program for a particular invoice. The SCF program is administered by a third-party financial institution, and our responsibility is limited to making payments based on the terms originally negotiated with participating suppliers, regardless of whether such suppliers sell receivables to the financial institution.
Amounts due to our participating suppliers in the SCF program totaled $17.3 million and $22.8 million as of March 31, 2023 and December 31, 2022, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows.

Note 2. Acquisitions and Discontinued Operations
Acquisition of RSI Logistics
On March 8, 2023, we acquired RSI Logistics ("RSI"), a data-centric provider of proprietary software and logistics and terminal management solutions to the North American rail industry, for an aggregate purchase price of $72.1 million. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The fair values of the assets acquired and liabilities assumed are considered preliminary and are subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. We expect to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.
Based on our preliminary purchase price allocation, we recorded identifiable intangible assets of $37.4 million, goodwill of $26.3 million, and certain other assets, net of liabilities, totaling $8.4 million. The identifiable intangible assets, with the exception of the trade name, which will be considered an indefinite-lived intangible asset, will be amortized over their estimated useful lives, ranging from 5 years to 15 years. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, goodwill and certain other immaterial assets and liabilities.
Acquisition of Holden America
On December 30, 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. Based on our preliminary purchase price allocation recorded during the year ended December 31, 2022, we recorded identifiable intangible assets of $45.9 million, goodwill of $36.4 million, and certain other immaterial assets. The fair values of the assets acquired and liabilities assumed are considered preliminary and are subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. We did not make any adjustments during the three months ended March 31, 2023. We expect to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”) to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners. Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of residual THP expenses included in loss from discontinued operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Selling, engineering, and administrative expenses	3.9	8.9
Loss from discontinued operations before income taxes	(3.9)	(8.9)
Benefit for income taxes	(0.8)	(2.0)
Loss from discontinued operations, net of income taxes	$(3.1)	$(6.9)

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2023
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.4	$—
TRIP Holdings warehouse loan (2)	$788.5	3.60%	$—	$—	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.7	$0.9
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.2)	$—
Open hedge:
2017 promissory notes – interest rate swap	$428.0	2.32%	$15.6	$(15.1)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) As of March 31, 2023, all amounts previously recorded in AOCI related to this hedge have been fully amortized.

	Effect on interest expense – increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2023	2022
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$—	$—	$0.2
TRIP Holdings warehouse loan	$0.1	$0.4	$—
Tribute Rail secured railcar equipment notes	$0.2	$—	$0.7
2017 promissory notes – interest rate cap	$—	$—	$(0.1)
Open hedge (1):
2017 promissory notes – interest rate swap	$(2.5)	$2.8	$(10.0)
(1) Based on the fair value of open hedges as of March 31, 2023.

Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at March 31, 2023		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
			2023	2022
(in millions)
$22.5	$2.3	$(3.8)	$(1.7)	$0.2	$(3.8)
(1) Based on the fair value of open hedges as of March 31, 2023.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at March 31, 2023	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended March 31,
				2023	2022
	($ in millions)
TILC warehouse facility – interest rate cap	$800.0	2.50%	$18.4	$(0.9)	$—
TILC – interest rate cap	$800.0	2.50%	$(18.4)	$0.9	$—
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2023	December 31, 2022
	(in millions)
Assets:
Cash equivalents	$41.0	$29.8
Restricted cash	181.1	214.7
Total assets	$222.1	$244.5

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

	Level 2
	March 31, 2023	December 31, 2022
	(in millions)
Assets:
Interest rate hedge (1)	$15.6	$19.7
Foreign currency hedge (1)	2.3	2.0
Derivatives not designated as hedging instruments (1)	18.4	21.6
Total assets	$36.3	$43.3

Liabilities:
Derivatives not designated as hedging instruments (2)	$18.4	$21.6
Total liabilities	$18.4	$21.6
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2023 and December 31, 2022, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
See Note 2 for more information regarding non-recurring fair value measurements involving Level 3 inputs resulting from acquisition activity. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
Note 4. Segment Information
We report our operating results in two reportable segments: (1) the Railcar Leasing and Management Services Group, which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services, as well as other railcar logistics products and services; and (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services.
Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment. Our Chief Operating Decision Maker ("CODM") regularly reviews the operating results of our reportable segments in order to assess performance and allocate resources`. Our CODM does not consider restructuring activities when evaluating segment operating results; therefore, restructuring activities are not allocated to segment profit or loss.
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

The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2023
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$203.3	$438.4	$—	$—	$641.7
Intersegment revenue	0.2	199.4	(199.4)	(0.2)	—
Total revenues	$203.5	$637.8	$(199.4)	$(0.2)	$641.7

	Three Months Ended March 31, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$182.9	$289.8	$—	$—	$472.7
Intersegment revenue	0.2	101.3	(101.3)	(0.2)	—
Total revenues	$183.1	$391.1	$(101.3)	$(0.2)	$472.7
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating profit (loss):
Railcar Leasing and Management Services Group	$85.5	$79.8
Rail Products Group	25.3	0.8
Segment Totals	110.8	80.6
Corporate and other	(26.0)	(15.7)
Restructuring activities, net	0.4	—
Eliminations – Lease Subsidiary	(16.8)	(8.8)
Eliminations – Other	0.6	(1.3)
Consolidated operating profit	69.0	54.8
Other (income) expense	63.7	41.9
Provision (benefit) for income taxes	(11.5)	3.0
Loss from discontinued operations, net of income taxes	(3.1)	(6.9)
Loss on sale of discontinued operations, net of income taxes	—	(1.1)
Net income	$13.7	$1.9

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
At March 31, 2023, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $135.3 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has wholly-owned subsidiaries known as Triumph Rail LLC ("Triumph Rail") and Tribute Rail LLC ("Tribute Rail"). RIV 2013 has a wholly-owned subsidiary known as TRP 2021 LLC ("TRP-2021"). TILC is the contractual servicer for Triumph Rail, Tribute Rail, and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
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
See Note 8 for additional information regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, announced a new railcar investment vehicle (“RIV”) program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 87.1% by Wafra Funds and 12.9% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period. TILC will service all railcars owned by Signal Rail. To date, TILC has sold 6,460 railcars to Signal Rail for an aggregate sales price of $598.6 million.
Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidations, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 12.9% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 12.9% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At March 31, 2023, the carrying value of TILC’s equity investment in Signal Rail was $21.2 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	March 31, 2023
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$10.5	$—	$10.5	$—	$10.5
Accounts receivable	110.7	10.4	121.1	—	121.1
Property, plant, and equipment, net	5,888.1	1,509.9	7,398.0	(763.4)	6,634.6
Restricted cash	107.0	74.1	181.1	—	181.1
Other assets	204.7	1.9	206.6	—	206.6
Total assets	$6,321.0	$1,596.3	$7,917.3	$(763.4)	$7,153.9

Accounts payable and accrued liabilities	$125.8	$39.3	$165.1	$—	$165.1
Debt, net	3,826.9	1,176.4	5,003.3	—	5,003.3
Deferred income taxes	1,151.3	1.1	1,152.4	(167.2)	985.2
Other liabilities	37.5	—	37.5	—	37.5
Total liabilities	5,141.5	1,216.8	6,358.3	(167.2)	6,191.1
Noncontrolling interest	—	256.2	256.2	—	256.2
Total Equity	$1,179.5	$123.3	$1,302.8	$(596.2)	$706.6

	December 31, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.6	$—	$2.6	$—	$2.6
Accounts receivable	89.9	10.8	100.7	—	100.7
Property, plant, and equipment, net	5,788.1	1,521.3	7,309.4	(763.3)	6,546.1
Restricted cash	140.3	74.4	214.7	—	214.7
Other assets	150.3	2.2	152.5	—	152.5
Total assets	$6,171.2	$1,608.7	$7,779.9	$(763.3)	$7,016.6

Accounts payable and accrued liabilities	$109.7	$44.1	$153.8	$—	$153.8
Debt, net	3,800.7	1,182.8	4,983.5	—	4,983.5
Deferred income taxes	1,152.3	1.1	1,153.4	(173.1)	980.3
Other liabilities	38.8	—	38.8	—	38.8
Total liabilities	5,101.5	1,228.0	6,329.5	(173.1)	6,156.4
Noncontrolling interest	—	257.2	257.2	—	257.2
Total Equity	$1,069.7	$123.5	$1,193.2	$(590.2)	$603.0
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

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$203.5	$183.1	11.1%

Operating profit (1):
Leasing and management	$72.0	$68.0	5.9%
Lease portfolio sales (2)	13.5	11.8	*
Total operating profit	$85.5	$79.8	7.1%
Total operating profit margin	42.0%	43.6%

Leasing and management operating profit margin	35.4%	37.1%

Selected expense information:
Depreciation (3)	$62.4	$57.2	9.1%
Maintenance and compliance	$35.8	$29.2	22.6%
Rent and ad valorem taxes	$4.3	$5.0	(14.0)%
Selling, engineering, and administrative expenses	$15.7	$12.8	22.7%
Interest	$54.8	$38.7	41.6%
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
(3) Depreciation expense includes $4.7 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Lease portfolio sales	$56.7	$71.1
Operating profit on lease portfolio sales (1)	$13.5	$10.5
Operating profit margin on lease portfolio sales	23.8%	14.8%
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

	Remaining nine months of 2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$473.6	$528.7	$420.5	$310.9	$219.0	$318.4	$2,271.1
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2023 consisted primarily of non-recourse debt. As of March 31, 2023, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,567.2 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2023 was $307.3 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of March 31, 2023, TRIP Holdings held equipment with a net book value of $1,054.8 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of March 31, 2023, TRP-2021 equipment with a net book value of $455.1 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining nine months of 2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.0	$6.9	$6.1	$5.8	$5.3	$3.7	$35.8
Future contractual minimum rental revenues	$7.2	$5.1	$3.6	$2.0	$0.5	$0.1	$18.5
Operating lease obligations totaling $1.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.2 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2023	December 31, 2022
	(in millions)
Manufacturing/Corporate:
Land	$17.1	$15.7
Buildings and improvements	386.9	384.6
Machinery and other	405.9	405.5
Construction in progress	22.3	18.1
	832.2	823.9
Less: accumulated depreciation	(490.3)	(483.2)
	341.9	340.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	27.1	21.7
Equipment on lease	7,379.0	7,247.3
	7,406.1	7,269.0
Less: accumulated depreciation	(1,518.0)	(1,480.9)
	5,888.1	5,788.1
Partially-owned subsidiaries:
Equipment on lease	2,233.1	2,230.4
Less: accumulated depreciation	(723.2)	(709.1)
	1,509.9	1,521.3

Deferred profit on railcars sold to the Leasing Group	(1,055.6)	(1,050.7)
Less: accumulated amortization	292.2	287.4
	(763.4)	(763.3)
	$6,976.5	$6,886.8

Note 8. Debt
The carrying amounts of our debt are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Corporate – Recourse:
Revolving credit facility	$305.0	$225.0
Senior notes, net of unamortized discount of $0.1 and $0.1	399.9	399.9
	704.9	624.9
Less: unamortized debt issuance costs	(0.6)	(0.8)
Total recourse debt	704.3	624.1

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.3	2,344.9	2,384.0
2017 promissory notes, net of unamortized discount of $5.1 and $5.6	705.4	716.0
TILC warehouse facility	796.2	721.8
	3,846.5	3,821.8
Less: unamortized debt issuance costs	(19.6)	(21.1)
	3,826.9	3,800.7
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	1,185.6	1,192.6
Less: unamortized debt issuance costs	(9.2)	(9.8)
	1,176.4	1,182.8
Total non–recourse debt	5,003.3	4,983.5
Total debt	$5,707.6	$5,607.6
Estimated Fair Value of Debt – The estimated fair value of our 4.55% senior notes due 2024 ("Senior Notes") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our debt are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Level 1	$1,806.6	$1,662.8
Level 2	389.8	387.5
Level 3	3,217.8	3,194.0
	$5,414.2	$5,244.3
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million, increase the maximum leverage ratio to provide additional flexibility, modify the limitations on restricted payments, and allow up to $100.0 million of annual dividends on the Company's common stock. We incurred $0.5 million in costs related to the amendment, which will be amortized to interest expense through the maturity date. The maturity date for the revolving credit facility is the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our Senior Notes have not been repaid in full by that date.

During the three months ended March 31, 2023, we had total borrowings of $155.0 million and total repayments of $75.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $16.8 million, leaving $278.2 million available for borrowing as of March 31, 2023. The majority of our outstanding letters of credit as of March 31, 2023 are scheduled to expire in October 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of the Secured Overnight Financing Rate ("SOFR") plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.75%, for an all-in interest rate of 6.69% as of March 31, 2023. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of March 31, 2023).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2023, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the three months ended March 31, 2023, we had total borrowings of $91.8 million and total repayments of $17.4 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $203.8 million, $91.4 million was available as of March 31, 2023 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 185 basis points, for an all-in interest rate of 6.63% at March 31, 2023.
TRL-2017 SOFR Transition – In February 2023, we amended the Amended and Restated Loan Agreement and the Trinity Rail Leasing 2017, LLC ("TRL-2017") interest rate swap agreements to transition the benchmark rate from LIBOR to SOFR plus a benchmark adjustment. The Company has elected to apply the optional accounting expedient under ASC 848, Reference Rate Reform, for hedging relationships affected by reference rate reform.
Terms and conditions of our other long-term debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2022 Annual Report on Form 10-K.
Note 9. Income Taxes
During the three months ended March 31, 2023, one of our partially-owned subsidiaries released residual tax effects that had previously been recorded in AOCI. This deferred tax benefit was originally recorded before the partially-owned subsidiary was treated as a flow-through entity, remaining in AOCI until the underlying book to tax difference no longer existed, which occurred during the three months ended March 31, 2023. As a result, we recorded an $11.9 million income tax benefit in our Consolidated Statements of Operations during the three months ended March 31, 2023.
Pursuant to the acquisition of RSI during the three months ended March 31, 2023, we re-measured our existing deferred tax assets and liabilities, taking into account the expected change to state tax apportionment. This resulted in an increase to our net deferred tax liability of $3.2 million in the quarter, which was recorded through deferred income tax expense.
The tax provision also reflects a $4.0 million tax benefit related to an adjustment to valuation allowances, primarily for deferred tax assets in Mexico, state tax loss carryforwards, and federal tax credits.
The effective tax rate from continuing operations for the three months ended March 31, 2023 was a benefit of 217.0% which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of AOCI, the re-measurement of our net deferred tax liabilities due to the acquisition of RSI, changes in our valuation allowances, state income taxes, and foreign income taxes.
The effective tax rate from continuing operations for the three months ended March 31, 2022 was an expense of 23.3%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, net of the benefits of excess deductions on equity compensation.
The total income tax receivable position as of March 31, 2023 was $10.1 million.
Our tax years through 2020 are effectively settled except with respect to carryback claims related to the 2013 through 2015 tax years, which are currently in review by the Joint Committee on Taxation. We do not expect any significant changes to the carryback claims. We have received a partial acceptance letter for our 2021 federal tax refund and have one open issue. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2017 forward. We believe we are appropriately reserved for any potential matters.

Note 10. Employee Retirement Plans
Our defined contribution expense for the three months ended March 31, 2023 and 2022 was $2.4 million and $2.1 million, respectively.
The net periodic benefit cost related to our Supplemental Executive Retirement Plan was $0.2 million for each of the three months ended March 31, 2023 and 2022. The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Pension Plan Termination
In September 2019, our Board of Directors approved the termination of the Trinity Industries, Inc. Consolidated Pension Plan (the "Pension Plan"), effective December 31, 2019. The Pension Plan was settled in the fourth quarter of 2020, which resulted in the Company no longer having any remaining funded pension plan obligations. During the three months ended March 31, 2023, we reverted the remaining surplus pension assets of $0.4 million to the Company and incurred an excise tax of approximately $0.1 million. Following the completion of this transaction, there are no longer any pension assets reported in our Consolidated Balance Sheet.
Note 11. Accumulated Other Comprehensive Income
Changes in AOCI for the three months ended March 31, 2023 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2022	$20.9	$(1.2)	$19.7
Other comprehensive income, net of tax, before reclassifications	0.5	—	0.5
Amounts reclassified from AOCI, net of tax benefit of $11.0, $—, and $11.0	(14.9)	—	(14.9)
Less: noncontrolling interest	7.4	—	7.4
Other comprehensive loss	(7.0)	—	(7.0)
Balances at March 31, 2023	$13.9	$(1.2)	$12.7
In May 2013, one of our partially-owned leasing subsidiaries, TRIP Holdings, was converted to a partnership for income tax purposes. At the time of the conversion, TRIP Holdings had deferred tax assets associated with certain terminated interest rate hedges that were initially recognized as a component of AOCI. As TRIP Holdings was no longer a taxable entity following the conversion, these deferred tax assets were removed during the year ended December 31, 2013, with a corresponding charge to income tax expense in the Consolidated Statements of Operations, leaving residual tax effects in AOCI. These residual tax effects are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Pursuant to our election of the portfolio approach, we released the residual tax effects when all of the interest rate swap balances were fully amortized, which occurred during the three months ended March 31, 2023. Consequently, during the three months ended March 31, 2023, we recorded an income tax benefit of $13.2 million to TRIP Holdings, reflecting the reclassification of the residual tax effects previously recorded in AOCI. The controlling interest portion of this income tax benefit was $4.4 million.
See Note 3 for additional information on the reclassification of amounts in AOCI into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense, net for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased during the three months ended March 31, 2023 or 2022.
Stock-Based Compensation
Stock-based compensation expense totaled approximately $6.2 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2023:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	30,799	$26.42
Performance units	114,875	$41.96

Note 13. Earnings Per Common Share
Basic net income (loss) attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income (loss) attributable to Trinity by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested RSAs that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income (loss) attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.
The following table sets forth the computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc.

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Income from continuing operations	$16.8	$9.9
Less: Net income attributable to noncontrolling interest	(9.3)	(2.6)
Net income from continuing operations attributable to Trinity Industries, Inc.	7.5	7.3
Loss from discontinued operations, net of income taxes	(3.1)	(6.9)
Loss on sale of discontinued operations, net of income taxes	—	(1.1)
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(3.1)	(8.0)
Net income (loss) attributable to Trinity Industries, Inc.	$4.4	$(0.7)

Basic weighted average shares outstanding	80.8	82.9
Effect of dilutive securities	2.4	2.6
Diluted weighted average shares outstanding	83.2	85.5

Basic earnings per common share:
Income from continuing operations	$0.09	$0.09
Loss from discontinued operations	(0.04)	(0.10)
Basic net income (loss) attributable to Trinity Industries, Inc.	$0.05	$(0.01)
Diluted earnings per common share:
Income from continuing operations	$0.09	$0.09
Loss from discontinued operations	(0.04)	(0.10)
Diluted net income (loss) attributable to Trinity Industries, Inc.	$0.05	$(0.01)

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1
Antidilutive stock options	—	—

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
Pursuant to the purchase and sale agreement related to the sale of THP, the Company agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including those liabilities resulting from or arising out of (a) the proceedings set forth under “State actions” and "Missouri class action" below and (b) any other proceedings to the extent resulting from or arising out of ET Plus systems or specified ET Plus component parts that are both (i) manufactured prior to December 31, 2021, and (ii) sold in the United States on or prior to April 30, 2022, or related warranty obligations with respect thereto.
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

Missouri class action
On November 5, 2015, a lawsuit was filed against the Company titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case was brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleged that the Company and THP did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleged product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff sought compensatory damages, interest, attorneys' fees, and costs, and in the alternative plaintiff sought a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain.
As previously reported, the parties reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. To date, the Company has funded $17.5 million in connection with the settlement and refined certain estimates, resulting in a remaining liability of $7.8 million as of March 31, 2023.
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

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $10.0 million to $20.9 million. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At March 31, 2023, total accruals of $10.5 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $28.9 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of March 31, 2023, we have utilized $19.6 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the three months ended March 31, 2023, we recorded a gain of $1.2 million for property damage insurance recoveries received in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations.
Any additional property damage insurance proceeds received in excess of the net book value of property lost will be accounted for as gains in future quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2022 Annual Report on Form 10-K.
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
•inflation, interest rates, and capital costs;
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2022 Annual Report on Form 10-K, this Form 10-Q and future Forms 10-Q and Current Reports on Forms 8-K.

Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") own businesses that are leading providers of railcar products and services in North America. We market our railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services; railcar manufacturing, maintenance and modifications; and other railcar logistics products and services.
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”) to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners. Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, expenses incurred during the three months ended March 31, 2023 and 2022, and that may be incurred in the future related to these retained obligations, will be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 14 of the Consolidated Financial Statements for information regarding the retained liabilities.
We report our operating results in two reportable segments: (1) the Railcar Leasing and Management Services Group (the "Leasing Group"), which owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services, as well as other railcar logistics products and services; and (2) the Rail Products Group, which manufactures and sells railcars and related parts and components, and provides railcar maintenance and modification services.
Executive Summary
Recent Market Developments
Cyclical, Seasonal and Other Trends Impacting Our Business
Although lease rates and lease fleet utilization continue to improve, the industries in which our customers operate are cyclical in nature. Weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in certain commodity prices, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain have impacted demand for, and the costs of, certain of our products and services.
We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our operating capacity appropriately. We evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, weaknesses in any of these market sectors could affect the financial viability of our underlying Leasing Group customers, which could negatively impact our recurring leasing revenues and operating profits. We continue to believe that our rail platform is able to respond to cyclical changes in demand and perform throughout the railcar cycle.
Steel prices, which are subject to volatility, were elevated over much of the last two years and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. Additionally, the cost and volume of lease fleet maintenance and compliance events increased in 2022, and we expect elevated levels of these activities to continue in the near term. Further, although we remain committed to attracting and retaining a highly skilled and diverse workforce, challenging labor market conditions and increases in labor costs have negatively impacted our operations. We continue to monitor the impact of potential margin and operating profit headwinds resulting from these factors.
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

Financial and Operational Highlights
•Our revenues for the three months ended March 31, 2023 were $641.7 million, representing an increase of 35.8%, compared to the three months ended March 31, 2022. Our operating profit for the three months ended March 31, 2023 was $69.0 million compared to $54.8 million for the three months ended March 31, 2022.
•The Leasing Group's lease fleet of 108,865 company-owned railcars was 98.2% utilized as of March 31, 2023, compared to a lease fleet utilization of 96.5% on 107,090 company-owned railcars as of March 31, 2022. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the three months ended March 31, 2023, we made a net investment in our lease fleet of approximately $134.8 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at March 31, 2023 was $3.7 billion, compared to $1.9 billion at March 31, 2022. The Rail Products Group received orders for 2,690 railcars and delivered 4,045 railcars in the three months ended March 31, 2023, in comparison to orders for 5,055 railcars and deliveries of 2,470 railcars in the three months ended March 31, 2022.
•During the three months ended March 31, 2023, sustainable railcar conversion revenues totaled $53.9 million, representing 590 railcars.
•For the three months ended March 31, 2023, we generated operating cash flows from continuing operations and Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") of $102.5 million and $36.2 million(1), respectively, in comparison to $28.5 million and $47.8 million(1), respectively, for the three months ended March 31, 2022.
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
(2) In the second quarter of 2022, we completed the final settlement of an accelerated share repurchase agreement ("ASR").
(3) In the fourth quarter of 2022, our Board of Directors terminated the existing share repurchase program and authorized a new $250.0 million share repurchase program.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation retained in connection with the sale of THP.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues	$641.7	$472.7
Cost of revenues	538.5	398.5
Selling, engineering, and administrative expenses	49.9	44.7
Gains on dispositions of property	15.3	25.3
Restructuring activities, net	(0.4)	—
Total operating profit	69.0	54.8
Interest expense, net	62.1	43.5
Other, net	1.6	(1.6)
Income from continuing operations before income taxes	5.3	12.9
Provision (benefit) for income taxes	(11.5)	3.0
Income from continuing operations	$16.8	$9.9
Revenues
The tables below present revenues by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$203.3	$0.2	$203.5	11.1%
Rail Products Group	438.4	199.4	637.8	63.1%
Segment Totals	641.7	199.6	841.3	46.5%
Eliminations – Lease Subsidiary	—	(199.4)	(199.4)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$641.7	$—	$641.7	35.8%

	Three Months Ended March 31, 2022
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$182.9	$0.2	$183.1
Rail Products Group	289.8	101.3	391.1
Segment Totals	472.7	101.5	574.2
Eliminations – Lease Subsidiary	—	(101.3)	(101.3)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$472.7	$—	$472.7

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Railcar Leasing and Management Services Group (1)	$118.0	$103.3
Rail Products Group	612.5	390.3
Segment Totals	730.5	493.6
Corporate and other	26.0	15.7
Restructuring activities, net	(0.4)	—
Eliminations – Lease Subsidiary	(182.6)	(92.5)
Eliminations – Other	(0.8)	1.1
Consolidated Total	$572.7	$417.9
(1) Includes gains on lease portfolio sales of $13.5 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively.
Operating Profit
Operating profit by segment for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Railcar Leasing and Management Services Group	$85.5	$79.8
Rail Products Group	25.3	0.8
Segment Totals	110.8	80.6
Corporate and other	(26.0)	(15.7)
Restructuring activities, net	0.4	—
Eliminations – Lease Subsidiary	(16.8)	(8.8)
Eliminations – Other	0.6	(1.3)
Consolidated Total	$69.0	$54.8
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended March 31, 2023 were $641.7 million, representing an increase of $169.0 million, or 35.8%, over the prior year period. The increase in revenues was primarily due to a higher volume of, and improved pricing on, external deliveries in the Rail Products Group and improved lease rates in the Leasing Group.
Cost of revenues – Our cost of revenues for the three months ended March 31, 2023 was $538.5 million, representing an increase of $140.0 million, or 35.1%, over the prior year period. The increase in cost of revenues was primarily due to a higher volume of external deliveries, higher labor costs and operational inefficiencies in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended March 31, 2023 were $49.9 million, representing an increase of $5.2 million or 11.6% when compared to the prior year period, primarily as a result of higher employee-related costs.
Gains on dispositions of property – Gains on dispositions of property decreased by $10.0 million for the three months ended March 31, 2023 when compared to the prior year period primarily due to higher gains associated with the disposition of certain non operating facilities and insurance recoveries in the prior year period, partially offset by higher profits on lease portfolio sales in the current year period. Results for the three months ended March 31, 2023 and 2022 included gains of $1.2 million and $6.4 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.

Operating profit – Operating profit for the three months ended March 31, 2023 totaled $69.0 million, representing an increase of $14.2 million, or 25.9%, from the prior year period primarily due to a higher volume of, and improved pricing on, external deliveries in the Rail Products Group and improved lease rates in the Leasing Group, partially offset by higher employee-related and other operating costs across the enterprise. Operating profit was favorably impacted in the current and prior year periods by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended March 31, 2023 totaled $62.1 million, compared to $43.5 million for the three months ended March 31, 2022, primarily driven by higher variable interest rates associated with TILC's warehouse loan facility and the revolving credit facility and higher overall average debt in 2023.
Income taxes – The effective tax rate from continuing operations for the three months ended March 31, 2023 was a benefit of 217.0%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of accumulated other comprehensive income, the re-measurement of our net deferred tax liabilities due to the acquisition of RSI Logistics ("RSI"), changes in our valuation allowances, state income taxes, and foreign income taxes. See Note 9 of the Consolidated Financial Statements for additional information.
The effective tax rate from continuing operations for the three months ended March 31, 2022 was an expense of 23.3%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, net of the benefits of excess deductions on equity compensation.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$203.5	$183.1	11.1%

Operating profit (1):
Leasing and management	$72.0	$68.0	5.9%
Lease portfolio sales (2)	13.5	11.8	*
Total operating profit	$85.5	$79.8	7.1%
Total operating profit margin	42.0%	43.6%

Leasing and management operating profit margin	35.4%	37.1%

Selected expense information:
Depreciation (3)	$62.4	$57.2	9.1%
Maintenance and compliance	$35.8	$29.2	22.6%
Rent and ad valorem taxes	$4.3	$5.0	(14.0)%
Selling, engineering, and administrative expenses	$15.7	$12.8	22.7%
Interest	$54.8	$38.7	41.6%
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
(3) Depreciation expense includes $4.7 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Lease portfolio sales	$56.7	$71.1
Operating profit on lease portfolio sales (1)	$13.5	$10.5
Operating profit margin on lease portfolio sales	23.8%	14.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the three months ended March 31, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 11.1% for the three months ended March 31, 2023 compared to the prior year period. Leasing and management revenues for the three months ended March 31, 2023 were favorably impacted primarily by improved lease rates and higher utilization, which resulted in higher revenues when compared to the three months ended March 31, 2022. Revenues for the Leasing Group were also favorably impacted for the three months ended March 31, 2023 by the acquisition of RSI.
Leasing and management operating profit for the three months ended March 31, 2023 increased by 5.9% compared to the prior year period primarily due to improved lease rates and higher utilization, partially offset by higher maintenance costs and increased depreciation. Leasing Group operating profit increased by 7.1% for the three months ended March 31, 2023 compared to the prior year period and was favorably impacted by higher profit from lease portfolio sales.

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
Information regarding the Leasing Group’s lease fleet is as follows:

	March 31, 2023	March 31, 2022
Number of railcars:
Wholly-owned (1)	85,185	82,760
Partially-owned	23,680	24,330
	108,865	107,090
Investor-owned	33,420	29,740
	142,285	136,830
Company-owned railcars (2):
Average age in years	12.5	11.4
Average remaining lease term in years	3.0	2.9
Fleet utilization	98.2%	96.5%
(1) Includes 2,470 railcars and 2,575 railcars under leased-in arrangements as of March 31, 2023 and 2022, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended March 31,
	2023	2022	Percent
	($ in millions)		Change
Revenues:
Rail products (1)	$558.4	$338.4	65.0%
Maintenance services	55.3	43.0	28.6%
Other	24.1	9.7	148.5%
Total revenues	$637.8	$391.1	63.1%

Operating costs:
Cost of revenues	605.4	387.0	56.4%
Selling, engineering, and administrative expenses	8.2	9.7	(15.5)%
Gains on dispositions of property	(1.1)	(6.4)	*
Operating profit	$25.3	$0.8	*
Operating profit margin	4.0%	0.2%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $53.9 million, representing 590 railcars, for the three months ended March 31, 2023. Includes sustainable railcar conversion revenues of $49.8 million, representing 445 railcars for the three months ended March 31, 2022.
Revenues for the Rail Products Group increased for the three months ended March 31, 2023 by 63.1% when compared to the prior year period. Revenues in our rail products business increased as a result of higher deliveries and favorable pricing, partially offset by the mix of railcars sold. Revenues in our maintenance services business increased as a result of higher volumes, favorable pricing, and the mix of repairs. Revenues in other were driven by the growth of our parts business, including the impact of acquisitions.
Cost of revenues for the Rail Products Group increased for the three months ended March 31, 2023 by 56.4% when compared to the prior year period. In our rail products business, the increase in cost of revenues was driven by higher deliveries, labor inefficiencies associated with onboarding of new employees, higher labor costs related to hiring and retention activities, and operational inefficiencies associated with supply chain disruptions. In our maintenance services business, cost of revenues increased as a result of a higher volume of general repairs and the mix of repairs and continues to be impacted by labor shortages leading to operating inefficiencies.
Operating profit for the three months ended March 31, 2023 was favorably impacted by higher deliveries and improved pricing, partially offset by labor inefficiencies, higher labor costs, and the mix of railcars sold. Additionally, during the three months ended March 31, 2023 and 2022, operating profit was favorably impacted by gains of $1.2 million and $6.4 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.

Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of March 31, 2023, our backlog related to sustainable railcar conversions totaled $173.7 million, representing 2,085 railcars.

	March 31,
	2023	2022	Percent
	(in millions)		Change
External customers	$3,257.1	$1,209.3
Leasing Group	448.8	686.1
Total	$3,705.9	$1,895.4	95.5%

	Three Months Ended March 31,
	2023	2022	Percent
			Change
Beginning balance	32,270	13,980
Orders received	2,690	5,055	(46.8)%
Deliveries	(4,045)	(2,470)	63.8%
Other adjustments (1)	—	(300)
Ending balance	30,915	16,265	90.1%
Average selling price in ending backlog	$119,874	$116,532	2.9%
(1) The adjustment for the three months ended March 31, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars increased by 95.5% when compared to the prior year period due to an increase in the volume and average selling price of orders received primarily driven by a new long-term railcar supply agreement with GATX Corporation executed in the third quarter of 2022. We expect to deliver approximately 42.3% of our railcar backlog value during 2023 and 22.5% during 2024, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Revenues:
New railcars	$134.3	$58.0
Sustainable railcar conversions	$39.0	$22.0
Other maintenance services	$26.1	$21.3

Deferred profit	$16.8	$8.8

Number of new railcars (in units)	1,020	455
Number of sustainable railcar conversions (in units)	390	195

Corporate and other

	Three Months Ended March 31,
	2023	2022	Percent
	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$26.0	$22.2	17.1%
Gains on dispositions of property	—	(6.5)	*
Operating loss	$(26.0)	$(15.7)	65.6%
* Not meaningful
Selling, engineering, and administrative expenses for the three months ended March 31, 2023 increased 17.1% compared to the prior year period, primarily from higher employee-related costs. Total operating costs during the three months ended March 31, 2022 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of March 31, 2023, we have total committed liquidity of $451.5 million. Our total available liquidity includes: $81.9 million of unrestricted cash and cash equivalents; $278.2 million unused and available under our revolving credit facility; and $91.4 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
The Company’s $400.0 million aggregate principal amount of 4.55% senior notes are due in 2024 (“Senior Notes”). We are exploring various alternatives to refinance the Senior Notes during 2023, including by issuing or incurring new debt. Any issuance or incurrence of new debt will depend on prevailing market conditions and other factors, and may have a material impact on our financial results.
Liquidity Highlights
Revolving Credit Facility – In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million, increase the maximum leverage ratio to provide additional flexibility, modify the limitations on restricted payments, and allow up to $100.0 million of annual dividends on the Company's common stock. See Note 8 of the Consolidated Financial Statements for additional information regarding this amendment.
Dividend Payments – We paid $21.1 million in dividends to our common stockholders during the three months ended March 31, 2023.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased during the three months ended March 31, 2023.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash flows from continuing operations:
Operating activities	$102.5	$28.5
Investing activities	(203.1)	(0.2)
Financing activities	72.4	28.7
Net cash flows from discontinued operations	(3.1)	(8.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(31.3)	$49.0

Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2023 was $102.5 million compared to net cash provided by operating activities from continuing operations of $28.5 million for the three months ended March 31, 2022. The changes in our operating assets and liabilities are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$6.8	$(42.1)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	26.1	9.0
Changes in operating assets and liabilities	$32.9	$(33.1)
The changes in our operating assets and liabilities resulted in a net source of $32.9 million for the three months ended March 31, 2023, as compared to a net use of $33.1 million for the three months ended March 31, 2022. Operating assets in the prior year period were impacted by higher inventory balances in anticipation of higher volumes of railcar deliveries in future periods, as well as continued supply chain challenges.
Investing Activities. Net cash used in investing activities from continuing operations for the three months ended March 31, 2023 was $203.1 million compared to $0.2 million of net cash used in investing activities from continuing operations for the three months ended March 31, 2022. Significant investing activities are as follows:
•We made a net investment in our lease fleet of $134.8 million during the three months ended March 31, 2023, compared to $13.5 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the three months ended March 31, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $66.2 million. We had no acquisitions during the three months ended March 31, 2022.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2023 was $72.4 million compared to $28.7 million of net cash provided by financing activities for the three months ended March 31, 2022. Significant financing activities are as follows:
•During the three months ended March 31, 2023, we had total borrowings of $246.3 million and total repayments of $149.6 million, for net proceeds of $96.7 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the three months ended March 31, 2022, we had total borrowings of $127.2 million and total repayments of $73.0 million, for net proceeds of $54.2 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $21.1 million and $19.1 million in dividends to our common stockholders during the three months ended March 31, 2023 and 2022, respectively.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2023, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility and to amend certain other terms. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at March 31, 2023
Maximum leverage (1)	No greater than 4.25 to 1.00	2.76
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.66
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2023.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2023.
As of March 31, 2023, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

Supplemental Guarantor Financial Information
Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and TrinityRail Maintenance Services, Inc. (collectively, the "Guarantor Subsidiaries”).
The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2022 Annual Report on Form 10-K. The Senior Notes are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of March 31, 2023, assets held by the Non-Guarantor Subsidiaries included $173.1 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,255.5 million of equipment securing certain non-recourse debt, and $545.7 million of assets located in foreign locations. As of December 31, 2022, assets held by the Non-Guarantor Subsidiaries included $209.8 million of restricted cash that was not available for distribution to the Parent, $7,153.3 million of equipment securing certain non-recourse debt, and $571.7 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together, the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Three Months Ended March 31, 2023
Summarized Statement of Operations:
Revenues (1)		$428.4
Cost of revenues (2)		$394.9
Income (loss) from continuing operations		$(8.1)
Net income (loss) (3)		$(11.2)

	March 31, 2023	December 31, 2022
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (4)	$304.3	$317.3
Inventories	$573.6	$577.0
Property, plant, and equipment, net	$442.6	$471.8
Goodwill and other assets	$387.5	$399.7

Liabilities:
Accounts payable and accrued liabilities (5)	$381.5	$371.4
Debt	$704.3	$624.1
Deferred income taxes	$962.7	$949.8
Other liabilities	$152.0	$156.6
Noncontrolling interest	$256.2	$257.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the three months ended March 31, 2023.
(2) Cost of revenues includes $94.3 million of purchases from Non-Guarantor Subsidiaries during the three months ended March 31, 2023.
(3) Net income (loss) includes $3.1 million of net loss related to discontinued operations.
(4) Receivables, net of allowance includes $87.4 million and $87.9 million of receivables from Non-Guarantor Subsidiaries as of March 31, 2023 and December 31, 2022, respectively.
(5) Accounts payable includes $52.6 million and $57.8 million of payables to Non-Guarantor Subsidiaries as of March 31, 2023 and December 31, 2022, respectively.

Capital Expenditures
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
Off Balance Sheet Arrangements
As of March 31, 2023, we had letters of credit issued under our revolving credit facility in an aggregate amount of $16.8 million, the majority of which are expected to expire in October 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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
LIBOR Transition
The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), previously announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after June 2023. In the U.S., the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR. In February 2023, we amended the promissory notes and derivative instruments for Trinity Rail Leasing 2017 LLC to transition the facility benchmark rate from LIBOR to SOFR plus a benchmark adjustment. Following the completion of these amendments, we have no remaining LIBOR-based contracts.

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
Adjusted Free Cash Flow
Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") is a non-GAAP financial measure. We believe Adjusted Free Cash Flow is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. Adjusted Free Cash Flow is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table.
Adjusted Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as leasing capital expenditures, adjusted to exclude net proceeds from (repayments of) recourse and non-recourse debt.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash provided by operating activities – continuing operations	$102.5	$28.5
Proceeds from lease portfolio sales	56.7	71.1
Capital expenditures – manufacturing and other	(7.1)	(2.3)
Dividends paid to common stockholders	(21.1)	(19.1)
Equity CapEx for leased railcars	(94.8)	(30.4)
Adjusted Free Cash Flow After Investments and Dividends	$36.2	$47.8

Capital expenditures – leasing	$191.5	$84.6
Less:
Payments to retire debt	(149.6)	(73.0)
Proceeds from issuance of debt	246.3	127.2
Net proceeds from (repayments of) debt	96.7	54.2
Equity CapEx for leased railcars	$94.8	$30.4
Contractual Obligations and Commercial Commitments
Except as described below, as of March 31, 2023, there have been no material changes to our contractual obligations from December 31, 2022:
•In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million and to amend certain other terms.
See Note 8 of the Consolidated Financial Statements for additional information regarding this amendment.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2022 as set forth in Item 7A of our 2022 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three months ended March 31, 2023.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2023 through January 31, 2023	4,625	$27.77	—	$250.0
February 1, 2023 through February 28, 2023	6,967	$28.29	—	$250.0
March 1, 2023 through March 31, 2023	207	$23.96	—	$250.0
Total	11,799		—
(1) These columns include the following transactions during the three months ended March 31, 2023: (i) the surrender to the Company of 11,438 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (ii) the purchase of 361 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under the new share repurchase program during the three months ended March 31, 2023. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective March 6, 2023 (filed herewith).
10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 6, 2023, by and among the Trinity Industries, Inc., JPMorgan Chase Bank, N.A., as administrative agent,and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 9, 2023).

10.2
Third Amendment and Waiver to the Fifth Amended and Restated Warehouse Loan Agreement dated as of March 7, 2023, by and among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, Atlas Securities Products Holdings, L.P, as agent, Wilmington Trust Company, as collateral agent and depositary, and the other parties thereto (filed herewith).

10.3
Amendment No. 3 to Amended and Restated Term Loan Agreement, dated as of February 15, 2023, among Trinity Rail Leasing 2017 LLC, Crédit Agricole Corporate and Investment Bank, as Administrative Agent for the Lenders; the Lenders; U.S. Bank National Association, as Custodian and Depositary; and U.S. Bank Trust Company, National Association, as Collateral Agent (filed herewith).

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
May 2, 2023