Form 10-Q
period 2023-06-30
TRINITY INDUSTRIES INC
filed 2023-08-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
Yes ☐ No ☑
At July 25, 2023, the number of shares of common stock, $0.01 par value, outstanding was 81,853,551.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Revenues:
Manufacturing	$499.4	$221.7	$937.8	$511.5
Leasing	223.0	195.1	426.3	378.0
	722.4	416.8	1,364.1	889.5
Operating costs:
Cost of revenues:
Manufacturing	479.9	220.8	901.9	516.4
Leasing	121.3	104.8	237.8	207.7
	601.2	325.6	1,139.7	724.1
Selling, engineering, and administrative expenses:
Manufacturing	8.7	7.0	16.9	16.7
Leasing	14.0	12.6	29.7	25.4
Other	31.6	25.4	57.6	47.6
	54.3	45.0	104.2	89.7
Gains on dispositions of property:
Lease portfolio sales	29.8	26.9	43.3	38.7
Other	0.6	0.9	2.4	14.4
	30.4	27.8	45.7	53.1
Restructuring activities, net	(1.8)	1.0	(2.2)	1.0
Total operating profit	99.1	73.0	168.1	127.8
Other (income) expense:
Interest expense, net	66.9	49.7	129.0	93.2
Loss on extinguishment of debt	—	1.5	—	1.5
Other, net	1.3	(0.5)	2.9	(2.1)
	68.2	50.7	131.9	92.6
Income from continuing operations before income taxes	30.9	22.3	36.2	35.2
Provision (benefit) for income taxes:
Current	3.1	2.0	4.0	3.8
Deferred	4.3	3.8	(8.1)	5.0
	7.4	5.8	(4.1)	8.8
Income from continuing operations	23.5	16.5	40.3	26.4
Loss from discontinued operations, net of benefit for income taxes of $0.7, $0.5, $1.5 and $2.5	(2.3)	(3.4)	(5.4)	(10.3)
Loss on sale of discontinued operations, net of benefit for income taxes of $—, $1.0, $— and $1.4	—	(4.6)	—	(5.7)
Net income	21.2	8.5	34.9	10.4
Net income attributable to noncontrolling interest	4.2	4.8	13.5	7.4
Net income attributable to Trinity Industries, Inc.	$17.0	$3.7	$21.4	$3.0

Basic earnings per common share:
Income from continuing operations	$0.24	$0.14	$0.33	$0.23
Loss from discontinued operations	(0.03)	(0.10)	(0.07)	(0.19)
Basic net income attributable to Trinity Industries, Inc.	$0.21	$0.04	$0.26	$0.04
Diluted earnings per common share:
Income from continuing operations	$0.23	$0.14	$0.32	$0.23
Loss from discontinued operations	(0.03)	(0.10)	(0.06)	(0.19)
Diluted net income attributable to Trinity Industries, Inc.	$0.20	$0.04	$0.26	$0.04
Weighted average number of shares outstanding:
Basic	81.2	82.4	81.0	82.7
Diluted	83.4	84.4	83.5	84.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$21.2	$8.5	$34.9	$10.4
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains arising during the period, net of tax expense of $2.7,$1.0, $2.8, and $5.4	8.9	2.1	9.4	16.8
Reclassification adjustments for (gains) losses included in net income, net of tax (expense) benefit of $(1.1), $0.4, $9.9, and $1.3	(3.9)	1.9	(18.8)	4.4
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, $—, $—, and $—	—	—	—	0.1
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, $—, and $—	—	1.3	—	1.3
	5.0	5.3	(9.4)	22.6
Comprehensive income	26.2	13.8	25.5	33.0
Less: comprehensive income attributable to noncontrolling interest	4.3	3.8	6.2	6.6
Comprehensive income attributable to Trinity Industries, Inc.	$21.9	$10.0	$19.3	$26.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$91.7	$79.6
Receivables, net of allowance	415.6	323.5
Income tax receivable	15.3	7.8
Inventories:
Raw materials and supplies	430.8	423.6
Work in process	135.4	164.2
Finished goods	56.0	41.6
	622.2	629.4
Restricted cash, including partially-owned subsidiaries of $69.1 and $74.4	204.9	214.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,924.2 and $1,917.6	9,461.6	9,272.6
Less accumulated depreciation, including partially-owned subsidiaries of $623.0 and $599.0	(2,432.4)	(2,385.8)
	7,029.2	6,886.8
Goodwill	222.1	195.9
Other assets	421.0	386.6
Total assets	$9,022.0	$8,724.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$330.8	$287.5
Accrued liabilities	310.6	261.0
Debt:
Recourse	793.9	624.1
Non-recourse:
Wholly-owned subsidiaries	3,870.8	3,800.7
Partially-owned subsidiaries	1,167.9	1,182.8
	5,832.6	5,607.6
Deferred income taxes	1,138.6	1,134.7
Other liabilities	160.4	163.9
Total liabilities	7,773.0	7,454.7

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	5.9	—
Retained earnings	971.0	992.6
Accumulated other comprehensive income	17.6	19.7
Treasury stock	(0.7)	(0.7)
	994.6	1,012.4
Noncontrolling interest	254.4	257.2
Total stockholders' equity	1,249.0	1,269.6
Total liabilities and stockholders' equity	$9,022.0	$8,724.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Operating activities:
Net income	$34.9	$10.4
Loss from discontinued operations, net of income taxes	5.4	10.3
Loss on sale of discontinued operations, net of income taxes	—	5.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities – continuing operations:
Depreciation and amortization	146.8	136.2
Stock-based compensation expense	12.7	10.8
Provision (benefit) for deferred income taxes	(8.1)	5.0
Net gains on lease portfolio sales	(43.3)	(37.4)
Gains on dispositions of property and other assets	(1.2)	(8.3)
Gains on insurance recoveries from property damage	(1.2)	(6.4)
Non-cash impact of restructuring activities	(2.2)	—
Non-cash interest expense	5.7	7.2
Loss on extinguishment of debt	—	1.5
Other	(3.0)	(2.9)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(84.4)	(45.1)
(Increase) decrease in inventories	7.2	(197.8)
(Increase) decrease in other assets	3.5	(5.7)
Increase (decrease) in accounts payable	27.6	77.9
Increase (decrease) in accrued liabilities	38.0	(18.7)
Increase (decrease) in other liabilities	1.9	(4.0)
Net cash provided by (used in) operating activities – continuing operations	140.3	(61.3)
Net cash used in operating activities – discontinued operations	(5.4)	(12.0)
Net cash provided by (used in) operating activities	134.9	(73.3)
Investing activities:
Proceeds from dispositions of property and other assets	8.4	23.8
Proceeds from lease portfolio sales	185.7	215.2
Capital expenditures – leasing	(399.7)	(414.1)
Capital expenditures – manufacturing and other	(20.8)	(18.8)
Acquisitions, net of cash acquired	(65.8)	(9.4)
Proceeds from insurance recoveries	1.2	4.8
Other	(1.1)	—
Net cash used in investing activities – continuing operations	(292.1)	(198.5)
Payments related to sale of discontinued operations	—	(2.7)
Net cash used in investing activities	(292.1)	(201.2)
Financing activities:
Payments to retire debt	(1,035.3)	(833.3)
Proceeds from issuance of debt	1,253.9	1,194.1
Shares repurchased	—	(22.4)
Dividends paid to common shareholders	(43.3)	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(6.8)	(5.5)
Distributions to noncontrolling interest	(9.0)	(15.0)
Net cash provided by financing activities	159.5	278.6
Net increase in cash, cash equivalents, and restricted cash	2.3	4.1
Cash, cash equivalents, and restricted cash at beginning of period	294.3	302.4
Cash, cash equivalents, and restricted cash at end of period	$296.6	$306.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	4.4	—	—	—	4.4	9.3	13.7
Other comprehensive loss	—	—	—	—	(7.0)	—	—	(7.0)	(7.4)	(14.4)
Cash dividends declared on common stock (1)	—	—	—	(21.4)	—	—	—	(21.4)	—	(21.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Settlement of share-based awards, net	—	—	0.4	—	—	—	(0.8)	(0.4)	—	(0.4)
Balances at March 31, 2023	81.1	$0.8	$6.6	$975.6	$12.7	—	$(1.5)	$994.2	$256.2	$1,250.4
Net income	—	—	—	17.0	—	—	—	17.0	4.2	21.2
Other comprehensive income	—	—	—	—	4.9	—	—	4.9	0.1	5.0
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.1)	(6.1)
Stock-based compensation expense	—	—	6.5	—	—	—	—	6.5	—	6.5
Settlement of share-based awards, net	1.0	—	—	—	—	(0.3)	(6.4)	(6.4)	—	(6.4)
Retirement of treasury stock	(0.3)	—	(7.2)	—	—	0.3	7.2	—	—	—
Balances at June 30, 2023	81.8	$0.8	$5.9	$971.0	$17.6	—	$(0.7)	$994.6	$254.4	$1,249.0
(1) Dividends of $0.26 per common share for all periods presented in 2023.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income (loss)	—	—	—	(0.7)	—	—	—	(0.7)	2.6	1.9
Other comprehensive income	—	—	—	—	17.1	—	—	17.1	0.2	17.3
Cash dividends declared on common stock (1)	—	—	—	(19.3)	—	—	—	(19.3)	—	(19.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.2)	—	—	—
Balances at March 31, 2022	83.3	$0.8	$5.3	$1,026.6	$0.1	—	$(0.8)	$1,032.0	$263.6	$1,295.6
Net income	—	—	—	3.7	—	—	—	3.7	4.8	8.5
Other comprehensive income (loss)	—	—	—	—	6.3	—	—	6.3	(1.0)	5.3
Cash dividends declared on common stock (1)	—	—	—	(19.1)	—	—	—	(19.1)	—	(19.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(8.8)	(8.8)
Stock-based compensation expense	—	—	5.7	—	—	—	—	5.7	—	5.7
Settlement of share-based awards, net	0.8	—	0.4	—	—	(0.2)	(6.1)	(5.7)	—	(5.7)
Shares repurchased	—	—	—	—	—	(1.0)	(25.3)	(25.3)	—	(25.3)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(2.0)	—	(36.4)	(20.1)	—	2.0	56.5	—	—	—
Balances at June 30, 2022	82.1	$0.8	$—	$991.1	$6.4	—	$(0.7)	$997.6	$258.6	$1,256.2
(1) Dividends of $0.23 per common share for all periods presented in 2022.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2023 presentation.
Due to seasonal and other factors, the results of operations for the six months ended June 30, 2023 may not be indicative of expected results of operations for the year ending December 31, 2023. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2022.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. For all contracts with customers, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we are the principal in our contracts with customers and report revenues on a gross basis as we control the product or service before it is transferred to a customer. We act as an agent for a small number of service contracts and report those revenues on a net basis as we do not control the services before they are provided to the customer. Payments for our products and services are generally due within normal commercial terms. The following is a description of principal activities from which we generate our revenue, separated by reportable segments. See Note 4 for a further discussion regarding our reportable segments.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of June 30, 2023 and 2022.
We report all sales of railcars from the lease fleet and selling profit or loss associated with sales-type leases as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
We act as an agent for certain logistics services and report these revenues on a net basis as we do not control the services before they are provided to the customer.

Rail Products Group
Our railcar manufacturing business recognizes revenue related to new railcars when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain contracts for the sales of railcars include price adjustments based on changes to input costs; this amount represents variable consideration for which we are generally unable to estimate the final consideration until the railcar is delivered.
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $9.7 million and $2.9 million as of June 30, 2023 and December 31, 2022, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2023 and the percentage of the outstanding performance obligations as of June 30, 2023 expected to be delivered during the remainder of 2023:

	Unsatisfied performance obligations at June 30, 2023
	Total Amount	Percent expected to be delivered in 2023
	(in millions)
Rail Products Group:
New railcars:
External customers	$3,221.5
Leasing Group	383.9
	$3,605.4	28.6%
Sustainable railcar conversions	$179.9	63.1%

Railcar Leasing and Management Services Group	$72.6	13.0%
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

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to fourteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2023, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations
Operating lease expense	$4.4	$4.7	$8.7	$8.9
Short-term lease expense	$—	$0.1	$—	$0.2

Consolidated Statements of Cash Flows
Cash flows from operating activities			$8.7	$8.9
Right-of-use assets recognized in exchange for new lease liabilities			$6.4	$17.8

			June 30, 2023	December 31, 2022
Consolidated Balance Sheets
Right-of-use assets (1)			$92.1	$93.1
Lease liabilities (2)			$110.8	$114.8
Weighted average remaining lease term			9.7 years	9.9 years
Weighted average discount rate			3.0%	2.8%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
Remaining six months of 2023	$5.4	$5.0	$10.4
2024	7.1	9.0	16.1
2025	6.2	8.1	14.3
2026	5.8	7.6	13.4
2027	5.3	7.4	12.7
Thereafter	3.7	57.8	61.5
Total operating lease payments	$33.5	$94.9	$128.4
Less: Present value adjustment			(17.6)
Total operating lease liabilities			$110.8

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of June 30, 2023, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating lease revenues	$181.9	$169.7	$358.6	$333.3
Variable operating lease revenues	$18.1	$18.1	$32.7	$31.3
Interest income on sales-type lease receivables	$0.2	$0.2	$0.4	$0.3
Profit recognized at sales-type lease commencement (1)	$—	$—	$—	$1.3
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2023	$340.7
2024	588.8
2025	475.3
2026	360.1
2027	261.4
Thereafter	400.0
Total	$2,426.3
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions)(1):

Remaining six months of 2023	$0.6
2024	1.1
2025	1.1
2026	1.1
2027	1.1
Thereafter	10.1
Total	15.1
Less: Unearned interest income	(4.7)
Net investment in sales-type leases (1)	$10.4
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to allowance for credit losses. During the six months ended June 30, 2023, we recognized approximately $1.3 million of credit loss expense and approximately $0.5 million of recoveries and other adjustments, and wrote off $0.2 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.6 million at December 31, 2022 to $11.1 million at June 30, 2023. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
Goodwill
Goodwill by segment is as follows:

	June 30, 2023	December 31, 2022
Railcar Leasing and Management Services Group	$33.5	$7.1
Rail Products Group	188.6	188.8
	$222.1	$195.9
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$3.9	$3.2	$3.3	$3.1
Warranty costs incurred	(0.5)	(0.9)	(0.5)	(2.1)
Warranty originations and revisions	2.0	0.6	3.0	2.2
Warranty expirations	(0.2)	(0.2)	(0.6)	(0.5)
Ending balance	$5.2	$2.7	$5.2	$2.7

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
Amounts due to our participating suppliers in the SCF program totaled $15.7 million and $22.8 million as of June 30, 2023 and December 31, 2022, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows.
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
Based on our preliminary purchase price allocation recorded during the first quarter of 2023, we recorded identifiable intangible assets of $37.4 million, goodwill of $26.3 million, and certain other assets, net of liabilities, totaling $8.4 million. The identifiable intangible assets, with the exception of the trade name, which will be considered an indefinite-lived intangible asset, will be amortized over their estimated useful lives, ranging from 5 years to 15 years. We did not make any purchase price allocation adjustments during the second quarter of 2023. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, goodwill, and certain other immaterial assets and liabilities.
Acquisition of Holden America
On December 30, 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The total cash funded at closing, when combined with the potential additional future consideration described below, resulted in total consideration of $87.1 million. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. Based on our preliminary purchase price allocation recorded during the year ended December 31, 2022, we recorded identifiable intangible assets of $45.9 million, goodwill of $36.4 million, and certain other immaterial assets and liabilities. The fair values of the assets acquired and liabilities assumed are considered preliminary and are subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. We made immaterial purchase price allocation adjustments to certain assets and liabilities during the second quarter of 2023, resulting in a goodwill balance of $36.2 million as of June 30, 2023. We expect to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

The purchase agreement included minimum additional consideration of $10.0 million, which is payable in installments of $5.0 million per year for the next two years. The purchase agreement also contained a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an initial estimated fair value of $15.7 million as of December 31, 2022 and is remeasured at each reporting period. As of June 30, 2023, the estimated fair value of the additional consideration was $18.0 million. The change in fair value is included in selling, engineering, and administrative expenses in our Consolidated Statements of Operations for the three and six months ended June 30, 2023.
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
The following is a summary of residual THP expenses included in loss from discontinued operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Selling, engineering, and administrative expenses	$3.0	$3.9	$6.9	$12.8
Loss from discontinued operations before income taxes	(3.0)	(3.9)	(6.9)	(12.8)
Benefit for income taxes	(0.7)	(0.5)	(1.5)	(2.5)
Loss from discontinued operations, net of income taxes	$(2.3)	$(3.4)	$(5.4)	$(10.3)
Additionally, during the three and six months ended June 30, 2022, we recorded a loss on sale of discontinued operations of $4.3 million ($3.3 million, net of income taxes) and $5.8 million ($4.4 million, net of income taxes), respectively, which included a $2.7 million payment to Rush Hour during the three months ended June 30, 2022 representing a final working capital adjustment, as well as additional transaction costs incurred during these periods.
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

Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2023
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.3	$—
TRIP Holdings warehouse loan (2)	$788.5	3.60%	$—	$—	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.6	$0.8
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.2)	$—
Open hedges:
2017 promissory notes – interest rate swap	$421.4	2.31%	$20.3	$(19.8)	$—
TRL-2023 term loan (3)	$272.0	3.79%	$1.4	$(1.2)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) As of March 31, 2023, all amounts previously recorded in AOCI related to this hedge have been fully amortized.
(3) In June 2023, Trinity Rail Leasing 2023 LLC (“TRL-2023”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), executed and designated a new interest rate swap derivative as a cash flow hedge to fix the Secured Overnight Financing Rate ("SOFR") component of the interest rate on a portion of the outstanding TRL-2023 term loan agreement ("TRL-2023 term loan").

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2023	2022	2023	2022
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.1	$0.1	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$—	$0.3	$0.1	$0.7	$—
Tribute Rail secured railcar equipment notes	$0.2	$0.1	$0.4	$0.1	$0.7
2017 promissory notes – interest rate cap	$—	$—	$—	$—	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(2.9)	$2.2	$(5.4)	$5.0	$(10.8)
TRL-2023 term loan	$(0.2)	$—	$(0.2)	$—	$(3.7)
(1) Based on the fair value of open hedges as of June 30, 2023.
Foreign Currency Hedge
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedge is as follows:

	Included in accompanying balance sheet at June 30, 2023		Effect on cost of revenues – increase/(decrease)
Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
			2023	2022	2023	2022
(in millions)
$36.0	$2.7	$(4.1)	$(2.2)	$(0.4)	$(3.9)	$(0.2)	$(4.1)
(1) Based on the fair value of open hedges as of June 30, 2023.

Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at June 30, 2023	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended June 30,		Six Months Ended June 30,
				2023	2022	2023	2022
	($ in millions)
TILC warehouse facility – interest rate cap	$800.0	2.50%	$17.7	$(4.3)	$—	$(5.2)	$—
TILC – interest rate cap	$800.0	2.50%	$(17.7)	$4.3	$—	$5.2	$—
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2023	December 31, 2022
	(in millions)
Assets:
Cash equivalents	$65.2	$29.8
Restricted cash	204.9	214.7
Total assets	$270.1	$244.5
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

	Level 2
	June 30, 2023	December 31, 2022
	(in millions)
Assets:
Interest rate hedge (1)	$21.7	$19.7
Foreign currency hedge (1)	2.7	2.0
Derivatives not designated as hedging instruments (1)	17.7	21.6
Total assets	$42.1	$43.3

Liabilities:
Derivatives not designated as hedging instruments (2)	$17.7	$21.6
Total liabilities	$17.7	$21.6
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2023 and December 31, 2022, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy, except as described in Note 2.
See Note 2 for more information regarding fair value measurements involving Level 3 inputs resulting from acquisition activity. See Note 8 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2023
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$223.0	$499.4	$—	$—	$722.4
Intersegment revenue	0.2	209.6	(209.6)	(0.2)	—
Total revenues	$223.2	$709.0	$(209.6)	$(0.2)	$722.4

	Three Months Ended June 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$195.1	$221.7	$—	$—	$416.8
Intersegment revenue	0.2	208.9	(208.9)	(0.2)	—
Total revenues	$195.3	$430.6	$(208.9)	$(0.2)	$416.8

	Six Months Ended June 30, 2023
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$426.3	$937.8	$—	$—	$1,364.1
Intersegment revenue	0.4	409.0	(409.0)	(0.4)	—
Total revenues	$426.7	$1,346.8	$(409.0)	$(0.4)	$1,364.1

	Six Months Ended June 30, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$378.0	$511.5	$—	$—	$889.5
Intersegment revenue	0.4	310.2	(310.2)	(0.4)	—
Total revenues	$378.4	$821.7	$(310.2)	$(0.4)	$889.5
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$118.5	$105.5	$204.0	$185.3
Rail Products Group	23.7	13.7	49.0	14.5
Segment Totals	142.2	119.2	253.0	199.8
Corporate and other	(31.6)	(25.1)	(57.6)	(40.8)
Restructuring activities, net	1.8	(1.0)	2.2	(1.0)
Eliminations – Lease Subsidiary	(13.1)	(20.3)	(29.9)	(29.1)
Eliminations – Other	(0.2)	0.2	0.4	(1.1)
Consolidated operating profit	99.1	73.0	168.1	127.8
Other (income) expense	68.2	50.7	131.9	92.6
Provision (benefit) for income taxes	7.4	5.8	(4.1)	8.8
Loss from discontinued operations, net of income taxes	(2.3)	(3.4)	(5.4)	(10.3)
Loss on sale of discontinued operations, net of income taxes	—	(4.6)	—	(5.7)
Net income	$21.2	$8.5	$34.9	$10.4

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
At June 30, 2023, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $134.1 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
Investment in Unconsolidated Affiliate
In August 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, announced a new railcar investment vehicle (“RIV”) program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 87.1% by Wafra Funds and 12.9% by TILC. Signal Rail or its subsidiaries are expected to invest in diversified portfolios of leased railcars originated by TILC targeting up to $1 billion in total acquisitions over an expected three-year investment period. TILC will service all railcars owned by Signal Rail. To date, TILC has sold 6,460 railcars and related leases to Signal Rail for an aggregate sales price of $598.6 million.
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
Our investment in Signal Rail is being accounted for under the equity method of accounting. At June 30, 2023, the carrying value of TILC’s equity investment in Signal Rail was $20.9 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment, together with any potential future investments described above, collectively represent our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services. Selected consolidated financial information for the Leasing Group is as follows:

	June 30, 2023
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$6.8	$—	$6.8	$—	$6.8
Accounts receivable	127.5	12.7	140.2	—	140.2
Property, plant, and equipment, net	5,945.2	1,500.8	7,446.0	(763.8)	6,682.2
Restricted cash	135.8	69.1	204.9	—	204.9
Other assets	203.2	1.6	204.8	—	204.8
Total assets	$6,418.5	$1,584.2	$8,002.7	$(763.8)	$7,238.9

Accounts payable and accrued liabilities	$134.4	$40.9	$175.3	$—	$175.3
Debt, net	3,870.8	1,167.9	5,038.7	—	5,038.7
Deferred income taxes	1,151.3	1.1	1,152.4	(167.3)	985.1
Other liabilities	32.8	—	32.8	—	32.8
Total liabilities	5,189.3	1,209.9	6,399.2	(167.3)	6,231.9
Noncontrolling interest	—	254.4	254.4	—	254.4
Total Equity	$1,229.2	$119.9	$1,349.1	$(596.5)	$752.6

	December 31, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary(1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.6	$—	$2.6	$—	$2.6
Accounts receivable	89.9	10.8	100.7	—	100.7
Property, plant, and equipment, net	5,788.1	1,521.3	7,309.4	(763.3)	6,546.1
Restricted cash	140.3	74.4	214.7	—	214.7
Other assets	150.3	2.2	152.5	—	152.5
Total assets	$6,171.2	$1,608.7	$7,779.9	$(763.3)	$7,016.6

Accounts payable and accrued liabilities	$109.7	$44.1	$153.8	$—	$153.8
Debt, net	3,800.7	1,182.8	4,983.5	—	4,983.5
Deferred income taxes	1,152.3	1.1	1,153.4	(173.1)	980.3
Other liabilities	38.8	—	38.8	—	38.8
Total liabilities	5,101.5	1,228.0	6,329.5	(173.1)	6,156.4
Noncontrolling interest	—	257.2	257.2	—	257.2
Total Equity	$1,069.7	$123.5	$1,193.2	$(590.2)	$603.0
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$223.2	$195.3	14.3%	$426.7	$378.4	12.8%

Operating profit (1):
Leasing and management	$88.7	$78.6	12.8%	$160.7	$146.6	9.6%
Lease portfolio sales (2)	29.8	26.9	*	43.3	38.7	*
Total operating profit	$118.5	$105.5	12.3%	$204.0	$185.3	10.1%
Total operating profit margin	53.1%	54.0%		47.8%	49.0%

Leasing and management operating profit margin	39.7%	40.2%		37.7%	38.7%

Selected expense information:
Depreciation and amortization (3)	$61.1	$59.4	2.9%	$123.5	$116.6	5.9%
Maintenance and compliance	$35.0	$27.3	28.2%	$70.8	$56.5	25.3%
Rent and ad valorem taxes	$4.2	$5.3	(20.8)%	$8.5	$10.3	(17.5)%
Selling, engineering, and administrative expenses	$14.0	$12.6	11.1%	$29.7	$25.4	16.9%
Interest (4)	$57.0	$46.0	23.9%	$111.8	$84.7	32.0%
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
(3) Depreciation expense includes $0.8 million and $5.5 million for the three and six months ended June 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. For the three and six months ended June 30, 2022, depreciation expense includes $3.9 million and $6.1 million, respectively, related to our sustainable railcar conversion program.
(4) Interest expense for the three and six months ended June 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Lease portfolio sales	$129.0	$144.1	$185.7	$215.2
Operating profit on lease portfolio sales (1)	$29.8	$26.9	$43.3	$37.4
Operating profit margin on lease portfolio sales	23.1%	18.7%	23.3%	17.4%
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

	Remaining six months of 2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$335.6	$582.7	$471.1	$357.6	$260.6	$399.8	$2,407.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2023 consisted primarily of non-recourse debt. As of June 30, 2023, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,641.3 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2023 was $292.3 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of June 30, 2023, TRIP Holdings held equipment with a net book value of $1,066.8 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of June 30, 2023, TRP-2021 equipment with a net book value of $434.0 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining six months of 2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Future operating lease obligations	$5.3	$7.0	$6.2	$5.8	$5.3	$3.7	$33.3
Future contractual minimum rental revenues	$5.1	$6.1	$4.2	$2.5	$0.8	$0.2	$18.9
Operating lease obligations totaling $1.1 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to office space of approximately $0.2 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2023	December 31, 2022
	(in millions)
Manufacturing/Corporate:
Land	$16.2	$15.7
Buildings and improvements	368.9	384.6
Machinery and other	389.0	405.5
Construction in progress	18.4	18.1
	792.5	823.9
Less: accumulated depreciation	(445.5)	(483.2)
	347.0	340.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	25.6	21.7
Equipment on lease	7,466.4	7,247.3
	7,492.0	7,269.0
Less: accumulated depreciation	(1,546.8)	(1,480.9)
	5,945.2	5,788.1
Partially-owned subsidiaries:
Equipment on lease	2,238.2	2,230.4
Less: accumulated depreciation	(737.4)	(709.1)
	1,500.8	1,521.3

Deferred profit on railcars sold to the Leasing Group	(1,061.1)	(1,050.7)
Less: accumulated amortization	297.3	287.4
	(763.8)	(763.3)
	$7,029.2	$6,886.8

Note 8. Debt
The carrying amounts of our debt are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$225.0
Senior notes due 2024, net of unamortized discount of $0.1 and $0.1	399.9	399.9
Senior notes due 2028	400.0	—
	799.9	624.9
Less: unamortized debt issuance costs	(6.0)	(0.8)
Total recourse debt	793.9	624.1

Leasing – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	2,310.8	2,384.0
2017 promissory notes, net of unamortized discount of $4.5 and $5.6	694.9	716.0
TRL-2023 term loan	340.0	—
TILC warehouse facility	545.5	721.8
	3,891.2	3,821.8
Less: unamortized debt issuance costs	(20.4)	(21.1)
	3,870.8	3,800.7
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.2 and $0.3	1,176.5	1,192.6
Less: unamortized debt issuance costs	(8.6)	(9.8)
	1,167.9	1,182.8
Total non–recourse debt	5,038.7	4,983.5
Total debt	$5,832.6	$5,607.6
Estimated Fair Value of Debt – The estimated fair values of our 7.75% senior notes due 2028 ("Senior Notes due 2028") and our 4.55% senior notes due 2024 ("Senior Notes due 2024") are based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our debt are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Level 1	$1,580.4	$1,662.8
Level 2	796.6	387.5
Level 3	3,116.5	3,194.0
	$5,493.5	$5,244.3
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million, increase the maximum leverage ratio to provide additional flexibility, modify the limitations on restricted payments, and allow up to $100.0 million of annual dividends on the Company's common stock. We incurred $0.7 million in costs related to the amendment, which will be amortized to interest expense through the maturity date. The maturity date for the revolving credit facility is the earlier of (i) July 25, 2027 or (ii) July 2, 2024 if our Senior Notes due 2024 have not been repaid in full by that date.

During the six months ended June 30, 2023, we had total borrowings of $315.0 million and total repayments of $540.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $16.8 million. Of the $583.2 million remaining unused amount, $476.9 million was available for borrowing as of June 30, 2023. The majority of our outstanding letters of credit as of June 30, 2023 are scheduled to expire in October 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.75%, for an all-in interest rate of 6.90% as of June 30, 2023. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of June 30, 2023).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2023, we were in compliance with all such financial covenants.
Senior Notes Due 2028 – In June 2023, we issued $400.0 million aggregate principal amount of 7.75% senior notes due July 2028. These notes were issued through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Interest on the Senior Notes due 2028 is payable semiannually commencing January 15, 2024. The Senior Notes due 2028 rank senior to existing and future subordinated debt and rank equal to existing and future senior indebtedness, including our Senior Notes due 2024 and our revolving credit facility. The Senior Notes due 2028 are subordinated to all our existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes due 2028 contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. Our Senior Notes due 2028 are fully and unconditionally and jointly and severally guaranteed by each of our domestic subsidiaries that is a guarantor under our revolving credit facility. We incurred $5.5 million in debt issuance costs, which will be amortized to interest expense over the term of the Senior Notes due 2028. Net proceeds received from the issuance were used to repay outstanding borrowings under our revolving credit facility and to pay related fees, costs, premiums, and expenses in connection with the issuance. We intend to use the remainder of the net proceeds for general corporate purposes, which may include repayment of other debt, including the Senior Notes due 2024.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the six months ended June 30, 2023, we had total borrowings of $207.4 million and total repayments of $383.7 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $454.5 million, $129.9 million was available as of June 30, 2023 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.85%, for an all-in interest rate of 7.12% at June 30, 2023.
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
TRL-2023 Term Loan – In June 2023, TRL-2023 entered into a $340.0 million term loan agreement. The TRL-2023 term loan was established to finance railcars and related operating leases thereon purchased by TRL-2023 from TILC and TILC's warehouse loan facility. The TRL-2023 term loan bears interest at a variable rate of daily simple SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.80%, for an all-in interest rate of 6.96% as of June 30, 2023. The TRL-2023 term loan has a stated maturity date of June 12, 2028. We incurred $2.2 million in debt issuance costs, which will be amortized to interest expense over the term of the TRL-2023 term loan. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2023. Net proceeds received from the transaction were used to repay approximately $300.1 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 8 of our 2022 Annual Report on Form 10-K.

Note 9. Income Taxes
The effective tax rate from continuing operations for the three months ended June 30, 2023 was an expense of 23.9%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.
The effective tax rate from continuing operations for the six months ended June 30, 2023 was a benefit of 11.3%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of AOCI, the re-measurement of our net deferred tax liabilities due to the acquisition of RSI, changes in our valuation allowances, state income taxes, and foreign income taxes.
During the six months ended June 30, 2023, one of our partially-owned subsidiaries released residual tax effects that had previously been recorded in AOCI. This deferred tax benefit was originally recorded before the partially-owned subsidiary was treated as a flow-through entity, remaining in AOCI until the underlying book-to-tax difference no longer existed, which occurred during the six months ended June 30, 2023. As a result, we recorded an $11.9 million income tax benefit in our Consolidated Statements of Operations during the six months ended June 30, 2023.
Pursuant to the acquisition of RSI during the six months ended June 30, 2023, we re-measured our existing deferred tax assets and liabilities, taking into account the expected change to state tax apportionment. This resulted in an increase to our net deferred tax liability of $3.2 million in the period, which was recorded through deferred income tax expense.
The tax provision for the six months ended June 30, 2023 also reflects a $4.0 million tax benefit related to an adjustment to valuation allowances, primarily for deferred tax assets in Mexico, state tax loss carryforwards, and federal tax credits.
The effective tax rates from continuing operations for the three and six months ended June 30, 2022 were expenses of 26.0% and 25.0%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.
The total income tax receivable position as of June 30, 2023 was $15.3 million.
Our tax years through 2020 are effectively settled except with respect to carryback claims related to the 2013 through 2015 tax years, which are currently in review by the Joint Committee on Taxation. We do not expect any significant changes to the carryback claims. We have received a partial acceptance letter for our 2021 federal tax refund and have one open issue. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2018 forward. We believe we are appropriately reserved for any potential matters.
Note 10. Employee Retirement Plans
Amounts related to our employee retirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Defined contribution expense	$2.6	$2.2	$5.0	$4.3
Net periodic benefit cost – Supplemental Executive Retirement Plan (1)	$0.1	$0.1	$0.3	$0.3
(1) The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.

Note 11. Accumulated Other Comprehensive Income
Changes in AOCI for the six months ended June 30, 2023 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2022	$20.9	$(1.2)	$19.7
Other comprehensive income, net of tax, before reclassifications	9.4	—	9.4
Amounts reclassified from AOCI, net of tax benefit of $9.9, $—, and $9.9	(18.8)	—	(18.8)
Less: noncontrolling interest	7.3	—	7.3
Other comprehensive loss	(2.1)	—	(2.1)
Balances at June 30, 2023	$18.8	$(1.2)	$17.6
In May 2013, one of our partially-owned leasing subsidiaries, TRIP Holdings, was converted to a partnership for income tax purposes. At the time of the conversion, TRIP Holdings had deferred tax assets associated with certain terminated interest rate hedges that were initially recognized as a component of AOCI. As TRIP Holdings was no longer a taxable entity following the conversion, these deferred tax assets were removed during the year ended December 31, 2013, with a corresponding charge to income tax expense in the Consolidated Statements of Operations, leaving residual tax effects in AOCI. These residual tax effects are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Pursuant to our election of the portfolio approach, we released the residual tax effects when all of the interest rate swap balances were fully amortized, which occurred during the first quarter of 2023. Consequently, during the six months ended June 30, 2023, we recorded an income tax benefit of $13.2 million to TRIP Holdings, reflecting the reclassification of the residual tax effects previously recorded in AOCI. The controlling interest portion of this income tax benefit was $4.4 million.
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

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased during the three and six months ended June 30, 2023.
During the three and six months ended June 30, 2022, repurchases totaled 1.8 million shares, at a cost of approximately $50.3 million, under a previous share repurchase program, which was terminated in the fourth quarter of 2022. Share repurchases during the second quarter of 2022 included 0.8 million shares, at a cost of $25.0 million, representing the final settlement of the accelerated share repurchase agreement, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021. Certain shares of stock repurchased during June 2022, totaling $2.9 million, were cash settled in July 2022 in accordance with normal settlement practices.
Stock-Based Compensation
Stock-based compensation expense totaled approximately $6.5 million and $12.7 million for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense totaled approximately $5.7 million and $10.8 million for the three and six months ended June 30, 2022, respectively. The Company's annual grant of share-based awards generally occurs in the second quarter under our Fifth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2023:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	625,419	$21.57
Restricted stock awards	22,937	$21.32
Performance units	279,633	$28.42

Note 13. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested RSAs that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Income from continuing operations	$23.5	$16.5	$40.3	$26.4
Less: Net income attributable to noncontrolling interest	(4.2)	(4.8)	(13.5)	(7.4)
Net income from continuing operations attributable to Trinity Industries, Inc.	19.3	11.7	26.8	19.0
Loss from discontinued operations, net of income taxes	(2.3)	(3.4)	(5.4)	(10.3)
Loss on sale of discontinued operations, net of income taxes	—	(4.6)	—	(5.7)
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(2.3)	(8.0)	(5.4)	(16.0)
Net income attributable to Trinity Industries, Inc.	$17.0	$3.7	$21.4	$3.0

Basic weighted average shares outstanding	81.2	82.4	81.0	82.7
Effect of dilutive securities	2.2	2.0	2.5	2.2
Diluted weighted average shares outstanding	83.4	84.4	83.5	84.9

Basic earnings per common share:
Income from continuing operations	$0.24	$0.14	$0.33	$0.23
Loss from discontinued operations	(0.03)	(0.10)	(0.07)	(0.19)
Basic net income attributable to Trinity Industries, Inc.	$0.21	$0.04	$0.26	$0.04
Diluted earnings per common share:
Income from continuing operations	$0.23	$0.14	$0.32	$0.23
Loss from discontinued operations	(0.03)	(0.10)	(0.06)	(0.19)
Diluted net income attributable to Trinity Industries, Inc.	$0.20	$0.04	$0.26	$0.04

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1	0.1	0.1
Antidilutive stock options	—	—	—	—

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
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), Mr. Harman alleged the Company violated the Tennessee False Claim Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The State of Tennessee Attorney General filed a Notice of Election to Decline Intervention in this matter. On January 10, 2022, the trial court granted Trinity’s Motion to Dismiss Harman’s Second Amended Complaint and entered an order dismissing Mr. Harman’s complaint with prejudice. On February 7, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order dismissing the case. On June 13, 2023, the Tennessee Court of Appeals affirmed the trial court's decision dismissing Mr. Harman's Second Amended Complaint with prejudice. The deadline for Mr. Harman to petition for review by the Tennessee Supreme Court is August 14, 2023. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations.
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
As previously reported, the parties reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statement of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. To date, the Company has funded $17.5 million in connection with the settlement and refined certain estimates, resulting in a remaining liability of $7.8 million as of June 30, 2023.
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
Product liability cases
The Company is currently defending product liability lawsuits that are alleged to involve the ET Plus as well as other products manufactured by THP. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device, such as an end terminal, or any other fixed object along the highway, has its own unique facts and circumstances. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Train Derailment
On February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. In March 2023, the State of Ohio and the United States Environmental Protection Agency filed lawsuits against Norfolk Southern Railway Company and Norfolk Southern Corporation (“Norfolk Southern”), which were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled The State of Ohio, ex rel., Dave Yost, Ohio Attorney General, and the United States of America, Plaintiffs v. Norfolk Southern Railway Company and Norfolk Southern Corporation, Defendants, Civil Action No. 4:23-cv-00517. In this action, on June 30, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. TILC was served with this lawsuit on July 17, 2023. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, General American Marks Company, SMBC Rail Services LLC, Dow Chemical Incorporated, and Union Tank Car Company. Norfolk Southern asserts third-party claims against TILC for recovery of response costs, contribution, and declaratory relief under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); negligence; and equitable contribution. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation.

In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242. In this action, on July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, and General American Marks Company. Norfolk Southern asserts third-party claims against TILC for negligence, joint and several liability, and contribution. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation.
The Company believes that the third-party claims asserted against TILC in these matters are without merit and intends to vigorously defend against all allegations. The Company or its subsidiaries could be named in similar litigation involving other plaintiffs, but the ultimate number of claims and the jurisdiction(s) in which such claims, if any, may be filed may vary. We do not believe at this time that a loss is probable in either matter, nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising from these types of litigation.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $25.4 million to $36.9 million, which includes our rights to indemnity and recourse to third parties of approximately $14.3 million, which is recorded in other assets in our Consolidated Balance Sheet as of June 30, 2023. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At June 30, 2023, total accruals of $25.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $28.9 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of June 30, 2023, we have utilized $19.6 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the six months ended June 30, 2023, we recorded a gain of $1.2 million for property damage insurance recoveries received in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations.
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
•fluctuations in foreign currency exchange rates, particularly the Mexican peso;
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

Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") own businesses that are leading providers of rail transportation products and services in North America. We market our railcar products and services under the trade name TrinityRail®. The TrinityRail platform provides railcar leasing and management services; railcar manufacturing, maintenance and modifications; and other railcar logistics products and services.
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
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”) to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners. Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, expenses incurred during the three and six months ended June 30, 2023 and 2022, and that may be incurred in the future related to these retained obligations, will be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 14 of the Consolidated Financial Statements for information regarding the retained liabilities.
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
We are exposed to the impact of foreign currency fluctuations in our Mexico operations resulting from certain expenditures that are denominated in the Mexican peso. We have entered into hedging transactions to mitigate the foreign currency impact of a portion of our peso-denominated expenditures; however, in recent months, the magnitude of the peso's strengthening relative to the United States dollar has unfavorably impacted the operating results in our Rail Products Group. Additionally, steel prices, which are subject to volatility, were elevated over much of the last two years and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. Further, the cost and volume of lease fleet maintenance and compliance events increased in 2022, and we expect elevated levels of these activities to continue in the near term. Finally, although we remain committed to attracting and retaining a highly skilled and diverse workforce, challenging labor market conditions and increases in labor costs have negatively impacted our operations. We continue to monitor the impact of potential margin and operating profit headwinds resulting from these factors.
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
Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2023 were $1,364.1 million, representing an increase of 53.4%, compared to the six months ended June 30, 2022. Our operating profit for the six months ended June 30, 2023 was $168.1 million compared to $127.8 million for the six months ended June 30, 2022.
•The Leasing Group's lease fleet of 109,060 company-owned railcars was 97.9% utilized as of June 30, 2023, compared to a lease fleet utilization of 97.2% on 110,560 company-owned railcars as of June 30, 2022. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the six months ended June 30, 2023, we made a net investment in our lease fleet of approximately $214.0 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at June 30, 2023 was $3.6 billion, compared to $2.2 billion at June 30, 2022. The Rail Products Group received orders for 7,460 railcars and delivered 9,030 railcars in the six months ended June 30, 2023, in comparison to orders for 9,390 railcars and deliveries of 4,980 railcars in the six months ended June 30, 2022.
•During the six months ended June 30, 2023, sustainable railcar conversion revenues totaled $60.3 million, representing 635 railcars.
•For the six months ended June 30, 2023, we generated operating cash flows from continuing operations and Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") of $140.3 million and $80.8 million(1), respectively. For the six months ended June 30, 2022, operating cash flows from continuing operations was a net use of $61.3 million and Adjusted Free Cash Flow was $42.5 million(1).
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
Capital Structure Updates
TRL-2023 Term Loan – In June 2023, Trinity Rail Leasing 2023 LLC (“TRL-2023”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), entered into a $340.0 million term loan agreement ("TRL-2023 term loan"). The TRL-2023 term loan bears interest at a variable rate of daily simple Secured Overnight Financing Rate ("SOFR") plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.80%. The TRL-2023 term loan has a stated maturity date of June 2028. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
Senior Notes Due 2028 – In June 2023, we issued $400.0 million aggregate principal amount of 7.75% senior notes due July 2028 ("Senior Notes due 2028"). Interest on the Senior Notes due 2028 is payable semiannually commencing January 15, 2024. Net proceeds received from the issuance were used to repay outstanding borrowings under our revolving credit facility and to pay related fees, costs, premiums, and expenses in connection with the issuance. We intend to use the remainder of the net proceeds for general corporate purposes, which may include repayment of other debt, including our 4.55% senior notes due 2024 ("Senior Notes due 2024").
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues	$722.4	$416.8	$1,364.1	$889.5
Cost of revenues	601.2	325.6	1,139.7	724.1
Selling, engineering, and administrative expenses	54.3	45.0	104.2	89.7
Gains on dispositions of property	30.4	27.8	45.7	53.1
Restructuring activities, net	(1.8)	1.0	(2.2)	1.0
Total operating profit	99.1	73.0	168.1	127.8
Interest expense, net	66.9	49.7	129.0	93.2
Loss on extinguishment of debt	—	1.5	—	1.5
Other, net	1.3	(0.5)	2.9	(2.1)
Income from continuing operations before income taxes	30.9	22.3	36.2	35.2
Provision (benefit) for income taxes	7.4	5.8	(4.1)	8.8
Income from continuing operations	$23.5	$16.5	$40.3	$26.4

Revenues
The tables below present revenues by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$223.0	$0.2	$223.2	14.3%
Rail Products Group	499.4	209.6	709.0	64.7%
Segment Totals	722.4	209.8	932.2	48.9%
Eliminations – Lease Subsidiary	—	(209.6)	(209.6)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$722.4	$—	$722.4	73.3%

	Three Months Ended June 30, 2022
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$195.1	$0.2	$195.3
Rail Products Group	221.7	208.9	430.6
Segment Totals	416.8	209.1	625.9
Eliminations – Lease Subsidiary	—	(208.9)	(208.9)
Eliminations – Other	—	(0.2)	(0.2)
Consolidated Total	$416.8	$—	$416.8

	Six Months Ended June 30, 2023
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$426.3	$0.4	$426.7	12.8%
Rail Products Group	937.8	409.0	1,346.8	63.9%
Segment Totals	1,364.1	409.4	1,773.5	47.8%
Eliminations – Lease Subsidiary	—	(409.0)	(409.0)
Eliminations – Other	—	(0.4)	(0.4)
Consolidated Total	$1,364.1	$—	$1,364.1	53.4%

	Six Months Ended June 30, 2022
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$378.0	$0.4	$378.4
Rail Products Group	511.5	310.2	821.7
Segment Totals	889.5	310.6	1,200.1
Eliminations – Lease Subsidiary	—	(310.2)	(310.2)
Eliminations – Other	—	(0.4)	(0.4)
Consolidated Total	$889.5	$—	$889.5

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Railcar Leasing and Management Services Group (1)	$104.7	$89.8	$222.7	$193.1
Rail Products Group	685.3	416.9	1,297.8	807.2
Segment Totals	790.0	506.7	1,520.5	1,000.3
Corporate and other	31.6	25.1	57.6	40.8
Restructuring activities, net	(1.8)	1.0	(2.2)	1.0
Eliminations – Lease Subsidiary	(196.5)	(188.6)	(379.1)	(281.1)
Eliminations – Other	—	(0.4)	(0.8)	0.7
Consolidated Total	$623.3	$343.8	$1,196.0	$761.7
(1) Includes gains on lease portfolio sales of $29.8 million and $26.9 million for the three months ended June 30, 2023 and 2022, respectively. Includes gains on lease portfolio sales of $43.3 million and $38.7 million for the six months ended June 30, 2023 and 2022, respectively.
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Railcar Leasing and Management Services Group	$118.5	$105.5	$204.0	$185.3
Rail Products Group	23.7	13.7	49.0	14.5
Segment Totals	142.2	119.2	253.0	199.8
Corporate and other	(31.6)	(25.1)	(57.6)	(40.8)
Restructuring activities, net	1.8	(1.0)	2.2	(1.0)
Eliminations – Lease Subsidiary	(13.1)	(20.3)	(29.9)	(29.1)
Eliminations – Other	(0.2)	0.2	0.4	(1.1)
Consolidated Total	$99.1	$73.0	$168.1	$127.8
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2023 were $722.4 million, representing an increase of $305.6 million, or 73.3%, over the prior year period. Our revenues for the six months ended June 30, 2023 were $1,364.1 million, representing an increase of $474.6 million, or 53.4%, over the prior year period. The increases in revenues were primarily due to a higher volume of external deliveries in the Rail Products Group and improved lease rates, higher utilization, and the impact of the acquisition of RSI Logistics ("RSI") in the Leasing Group.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2023 was $601.2 million, representing an increase of $275.6 million, or 84.6%, over the prior year period. Our cost of revenues for the six months ended June 30, 2023 was $1,139.7 million, representing an increase of $415.6 million, or 57.4%, over the prior year period. The increases in cost of revenues were primarily due to a higher volume of external deliveries, the impact of foreign currency fluctuations, and operational and labor-related inefficiencies in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended June 30, 2023 were $54.3 million, representing an increase of $9.3 million, or 20.7%, when compared to the prior year period. Selling, engineering, and administrative expenses for the six months ended June 30, 2023 were $104.2 million, representing an increase of $14.5 million, or 16.2%, when compared to the prior year period. These increases were primarily due to higher employee-related costs.

Gains on dispositions of property – Gains on dispositions of property increased by $2.6 million for the three months ended June 30, 2023 when compared to the prior year period primarily due to higher profits on lease portfolio sales. Gains on dispositions of property decreased by $7.4 million for the six months ended June 30, 2023 when compared to the prior year period primarily due to higher gains associated with the disposition of certain non-operating facilities and insurance recoveries in the prior year period, partially offset by higher profits on lease portfolio sales in the current year period. Results for the six months ended June 30, 2023 and 2022 included gains of $1.2 million and $6.4 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 14 of the Consolidated Financial Statements for more information.
Operating profit – Operating profit for the three months ended June 30, 2023 totaled $99.1 million, representing an increase of $26.1 million, or 35.8%, from the prior year period. Operating profit for the six months ended June 30, 2023 totaled $168.1 million, representing an increase of $40.3 million, or 31.5%, from the prior year period. These increases were primarily due to a higher volume of external deliveries in the Rail Products Group and improved lease rates and higher utilization in the Leasing Group, partially offset by higher employee-related and other operating costs across the enterprise. Operating profit for the six months ended June 30, 2023 and 2022 was favorably impacted by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended June 30, 2023 totaled $66.9 million, compared to $49.7 million for the three months ended June 30, 2022. Interest expense, net for the six months ended June 30, 2023 totaled $129.0 million, compared to $93.2 million for the six months ended June 30, 2022. These increases were primarily driven by higher variable interest rates associated with TILC's warehouse loan facility and the revolving credit facility and higher overall average debt in 2023.
Income taxes – The effective tax rate from continuing operations for the three months ended June 30, 2023 was an expense of 23.9%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.
The effective tax rate from continuing operations for the six months ended June 30, 2023 was a benefit of 11.3%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of AOCI, the re-measurement of our net deferred tax liabilities due to the acquisition of RSI, changes in our valuation allowances, state income taxes, and foreign income taxes. See Note 9 of the Consolidated Financial Statements for additional information.
The effective tax rates from continuing operations for the three and six months ended June 30, 2022 were expenses of 26.0% and 25.0%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, and taxes not recorded on our non-controlling interests in partially-owned subsidiaries.

Segment Discussion
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$223.2	$195.3	14.3%	$426.7	$378.4	12.8%

Operating profit (1):
Leasing and management	$88.7	$78.6	12.8%	$160.7	$146.6	9.6%
Lease portfolio sales (2)	29.8	26.9	*	43.3	38.7	*
Total operating profit	$118.5	$105.5	12.3%	$204.0	$185.3	10.1%
Total operating profit margin	53.1%	54.0%		47.8%	49.0%

Leasing and management operating profit margin	39.7%	40.2%		37.7%	38.7%

Selected expense information:
Depreciation and amortization (3)	$61.1	$59.4	2.9%	$123.5	$116.6	5.9%
Maintenance and compliance	$35.0	$27.3	28.2%	$70.8	$56.5	25.3%
Rent and ad valorem taxes	$4.2	$5.3	(20.8)%	$8.5	$10.3	(17.5)%
Selling, engineering, and administrative expenses	$14.0	$12.6	11.1%	$29.7	$25.4	16.9%
Interest (4)	$57.0	$46.0	23.9%	$111.8	$84.7	32.0%
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
(3) Depreciation expense includes $0.8 million and $5.5 million for the three and six months ended June 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. For the three and six months ended June 30, 2022, depreciation expense includes $3.9 million and $6.1 million, respectively, related to our sustainable railcar conversion program.
(4) Interest expense for the three and six months ended June 30, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Lease portfolio sales	$129.0	$144.1	$185.7	$215.2
Operating profit on lease portfolio sales (1)	$29.8	$26.9	$43.3	$37.4
Operating profit margin on lease portfolio sales	23.1%	18.7%	23.3%	17.4%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the six months ended June 30, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 14.3% and 12.8% for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. Leasing and management revenues for the three and six months ended June 30, 2023 were favorably impacted primarily by improved lease rates and higher utilization, which resulted in higher revenues when compared to the three and six months ended June 30, 2022. Revenues for the Leasing Group were also favorably impacted for the three and six months ended June 30, 2023 by the acquisition of RSI.

Leasing and management operating profit for the three and six months ended June 30, 2023 increased by 12.8% and 9.6%, respectively, compared to the prior year periods primarily due to improved lease rates and higher utilization, partially offset by higher maintenance costs and increased depreciation and selling, engineering, and administrative expenses. Leasing Group operating profit increased by 12.3% and 10.1% for the three and six months ended June 30, 2023, respectively, compared to the prior year periods and was favorably impacted by higher profit from lease portfolio sales.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2023	June 30, 2022
Number of railcars:
Wholly-owned (1)	85,390	86,630
Partially-owned	23,670	23,930
	109,060	110,560
Investor-owned	33,205	30,115
	142,265	140,675
Company-owned railcars (2):
Average age in years	12.6	11.9
Average remaining lease term in years	3.1	2.9
Fleet utilization	97.9%	97.2%
(1) Includes 2,490 railcars and 2,845 railcars under leased-in arrangements as of June 30, 2023 and 2022, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent	2023	2022	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$626.0	$359.0	74.4%	$1,184.4	$697.4	69.8%
Maintenance services	59.5	57.0	4.4%	114.8	100.0	14.8%
Other	23.5	14.6	61.0%	47.6	24.3	95.9%
Total revenues	$709.0	$430.6	64.7%	$1,346.8	$821.7	63.9%

Operating costs:
Cost of revenues	676.4	409.8	65.1%	1,281.8	796.8	60.9%
Selling, engineering, and administrative expenses	8.7	7.0	24.3%	16.9	16.7	1.2%
(Gains) losses on dispositions of property	0.2	0.1	*	(0.9)	(6.3)	*
Operating profit	$23.7	$13.7	*	$49.0	$14.5	*
Operating profit margin	3.3%	3.2%		3.6%	1.8%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $6.4 million, representing 45 railcars, for the three months ended June 30, 2023 and sustainable railcar conversion revenues of $60.3 million, representing 635 railcars, for the six months ended June 30, 2023. Includes sustainable railcar conversion revenues of $39.2 million, representing 485 railcars, for the three months ended June 30, 2022 and sustainable railcar conversion revenues of $89.0 million, representing 930 railcars, for the six months ended June 30, 2022.
Revenues for the Rail Products Group increased for the three and six months ended June 30, 2023 by 64.7% and 63.9%, respectively, when compared to the prior year periods. Revenues in our rail products business increased as a result of higher deliveries, partially offset by the mix of railcars sold. Revenues in our maintenance services business increased as a result of higher volumes and favorable pricing, partially offset by the mix of repairs. Revenues in other were driven by the growth of our parts business as a result of the acquisition of Holden America.
Cost of revenues for the Rail Products Group increased for the three and six months ended June 30, 2023 by 65.1% and 60.9%, respectively, when compared to the prior year periods. In our rail products business, the increase in cost of revenues was driven by higher deliveries, the impact of foreign currency fluctuations, operational inefficiencies associated with production line changeovers and supply chain disruptions, and labor inefficiencies associated with onboarding of new employees. In our maintenance services business, cost of revenues increased as a result of a higher volume of general repairs and the mix of repairs and continues to be impacted by labor shortages leading to operating inefficiencies.
Operating profit for the three and six months ended June 30, 2023 was favorably impacted by higher deliveries, partially offset by the mix of railcars sold, the impact of foreign currency fluctuations, and operational and labor inefficiencies. Additionally, during the six months ended June 30, 2023 and 2022, operating profit was favorably impacted by gains of $1.2 million and $6.4 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.

Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of June 30, 2023, our backlog related to sustainable railcar conversions totaled $179.9 million, representing 2,160 railcars.

	June 30,
	2023	2022	Percent
	(in millions)		Change
External customers	$3,221.5	$1,432.1
Leasing Group	383.9	762.6
Total	$3,605.4	$2,194.7	64.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Percent
	(in units, $ in whole dollars)				Change
Beginning balance	30,915	16,265	32,270	13,980
Orders received	4,770	4,335	7,460	9,390	(20.6)%
Deliveries	(4,985)	(2,510)	(9,030)	(4,980)	81.3%
Other adjustments (1)	(160)	—	(160)	(300)
Ending balance	30,540	18,090	30,540	18,090	68.8%
Average selling price in ending backlog			$118,055	$121,321	(2.7)%
(1) The adjustment for the three and six months ended June 30, 2023 includes 160 railcars valued at $19.2 million that were placed with a different customer and are also included in orders received in the table above, resulting in no net effect on ending backlog. The adjustment for the six months ended June 30, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars increased by 64.3% when compared to the prior year period due to an increase in the volume and average selling price of orders received primarily driven by a new long-term railcar supply agreement with GATX Corporation executed in the third quarter of 2022. We expect to deliver approximately 28.6% of our railcar backlog value during 2023 and 33.1% during 2024, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Revenues:
New railcars	$190.4	$136.7	$324.7	$194.7
Sustainable railcar conversions	$4.1	$38.3	$43.1	$60.3
Other maintenance services	$15.1	$33.9	$41.2	$55.2

Deferred profit	$13.1	$20.3	$29.9	$29.1

Number of new railcars (in units)	1,475	1,015	2,495	1,470
Number of sustainable railcar conversions (in units)	35	365	425	560

Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent	2023	2022	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$31.6	$25.4	24.4%	$57.6	$47.6	21.0%
Gains on dispositions of property	—	(0.3)	*	—	(6.8)	*
Operating loss	$(31.6)	$(25.1)	25.9%	$(57.6)	$(40.8)	41.2%
* Not meaningful
Selling, engineering, and administrative expenses for the three and six months ended June 30, 2023 increased 24.4% and 21.0%, respectively, compared to the prior year periods primarily from higher employee-related costs, as well as the change in estimated fair value of additional contingent consideration associated with an acquisition. Total operating costs during the six months ended June 30, 2022 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of June 30, 2023, we have total committed liquidity of $698.5 million. Our total available liquidity includes: $91.7 million of unrestricted cash and cash equivalents; $476.9 million unused and available under our revolving credit facility; and $129.9 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
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
TRL-2023 Term Loan – In June 2023, TRL-2023 entered into a $340.0 million term loan agreement. The TRL-2023 term loan bears interest at a variable rate of daily simple SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.80%. The TRL-2023 term loan has a stated maturity date of June 2028. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility and for general corporate purposes.
Senior Notes Due 2028 – In June 2023, we issued $400.0 million aggregate principal amount of 7.75% senior notes due July 2028. Interest on the Senior Notes due 2028 is payable semiannually commencing January 15, 2024. Net proceeds received from the issuance were used to repay outstanding borrowings under our revolving credit facility and to pay related fees, costs, premiums, and expenses in connection with the issuance. We intend to use the remainder of the net proceeds for general corporate purposes, which may include repayment of other debt, including our Senior Notes due 2024.
Dividend Payments – We paid $43.3 million in dividends to our common stockholders during the six months ended June 30, 2023.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased during the three and six months ended June 30, 2023.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash flows from continuing operations:
Operating activities	$140.3	$(61.3)
Investing activities	(292.1)	(198.5)
Financing activities	159.5	278.6
Net cash flows from discontinued operations	(5.4)	(14.7)
Net increase in cash, cash equivalents, and restricted cash	$2.3	$4.1

Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2023 was $140.3 million compared to net cash used in operating activities from continuing operations of $61.3 million for the six months ended June 30, 2022. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2023	2022
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(73.7)	$(248.6)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	67.5	55.2
Changes in operating assets and liabilities	$(6.2)	$(193.4)
The changes in our operating assets and liabilities resulted in a net use of $6.2 million for the six months ended June 30, 2023, as compared to a net use of $193.4 million for the six months ended June 30, 2022. Operating assets in the prior year period were impacted by higher inventory balances in anticipation of higher volumes of railcar deliveries in future periods, as well as continued supply chain challenges.
Investing Activities. Net cash used in investing activities from continuing operations for the six months ended June 30, 2023 was $292.1 million compared to $198.5 million of net cash used in investing activities from continuing operations for the six months ended June 30, 2022. Significant investing activities are as follows:
•We made a net investment in our lease fleet of $214.0 million during the six months ended June 30, 2023, compared to $198.9 million in the prior year period. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the six months ended June 30, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $66.2 million. During the six months ended June 30, 2022, we acquired a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators for net cash of $9.4 million.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2023 was $159.5 million compared to $278.6 million of net cash provided by financing activities for the six months ended June 30, 2022. Significant financing activities are as follows:
•During the six months ended June 30, 2023, we had total borrowings of $1,253.9 million and total repayments of $1,035.3 million, for net proceeds of $218.6 million, primarily from debt proceeds for general corporate purposes and to support our investment in the lease fleet. During the six months ended June 30, 2022, we had total borrowings of $1,194.1 million and total repayments of $833.3 million, for net proceeds of $360.8 million, primarily from debt proceeds to support our investment in the lease fleet.
•We paid $43.3 million and $39.3 million in dividends to our common stockholders during the six months ended June 30, 2023 and 2022, respectively.
•We repurchased common stock totaling $22.4 million during the six months ended June 30, 2022. The prior year period excludes $25.0 million representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding. There were no shares repurchased during the six months ended June 30, 2023.

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

Ratio	Covenant	Actual at June 30, 2023
Maximum leverage (1)	No greater than 4.25 to 1.00	2.66
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.79
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2023.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2023.
As of June 30, 2023, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.

Supplemental Guarantor Financial Information
Our Senior Notes due 2024 are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and TrinityRail Maintenance Services, Inc. (collectively, the "Guarantor Subsidiaries”).
The Senior Notes due 2024 indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 8 of our 2022 Annual Report on Form 10-K. The Senior Notes due 2024 are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of June 30, 2023, assets held by the Non-Guarantor Subsidiaries included $198.1 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,262.8 million of equipment securing certain non-recourse debt, and $519.1 million of assets located in foreign locations. As of December 31, 2022, assets held by the Non-Guarantor Subsidiaries included $209.8 million of restricted cash that was not available for distribution to the Parent, $7,153.3 million of equipment securing certain non-recourse debt, and $571.7 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together, the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

		Six Months Ended June 30, 2023
Summarized Statement of Operations:
Revenues (1)		$918.5
Cost of revenues (2)		$840.7
Income (loss) from continuing operations		$(20.1)
Net income (loss) (3)		$(25.5)

	June 30, 2023	December 31, 2022
Summarized Balance Sheets:
Assets:
Receivables, net of allowance (4)	$383.5	$317.3
Inventories	$568.9	$577.0
Property, plant, and equipment, net	$440.0	$471.8
Goodwill and other assets	$402.3	$399.7

Liabilities:
Accounts payable and accrued liabilities (5)	$417.8	$371.4
Debt	$793.9	$624.1
Deferred income taxes	$968.2	$949.8
Other liabilities	$150.6	$156.6
Noncontrolling interest	$254.4	$257.2
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the six months ended June 30, 2023.
(2) Cost of revenues includes $200.1 million of purchases from Non-Guarantor Subsidiaries during the six months ended June 30, 2023.
(3) Net income (loss) includes $5.4 million of net loss related to discontinued operations.
(4) Receivables, net of allowance includes $93.4 million and $87.9 million of receivables from Non-Guarantor Subsidiaries as of June 30, 2023 and December 31, 2022, respectively.
(5) Accounts payable includes $45.1 million and $57.8 million of payables to Non-Guarantor Subsidiaries as of June 30, 2023 and December 31, 2022, respectively.

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
Off Balance Sheet Arrangements
As of June 30, 2023, we had letters of credit issued under our revolving credit facility in an aggregate amount of $16.8 million, the majority of which are expected to expire in October 2023. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
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

Non-GAAP Financial Measures
We have included financial measures compiled in accordance with GAAP and certain non-GAAP measures in this Quarterly Report on Form 10-Q to provide management and investors with additional information regarding our financial results. Non-GAAP measures should not be considered in isolation or as a substitute for our reported results prepared in accordance with GAAP and, as calculated, may not be comparable to other similarly titled measures for other companies. For each non-GAAP financial measure, we provide a reconciliation to the most comparable GAAP measure.
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

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in) operating activities – continuing operations	$140.3	$(61.3)
Proceeds from lease portfolio sales	185.7	215.2
Capital expenditures – manufacturing and other	(20.8)	(18.8)
Dividends paid to common stockholders	(43.3)	(39.3)
Equity CapEx for leased railcars	(181.1)	(53.3)
Adjusted Free Cash Flow After Investments and Dividends	$80.8	$42.5

Capital expenditures – leasing	$399.7	$414.1
Less:
Payments to retire debt	(1,035.3)	(833.3)
Proceeds from issuance of debt	1,253.9	1,194.1
Net proceeds from (repayments of) debt	218.6	360.8
Equity CapEx for leased railcars	$181.1	$53.3
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2023, there have been no material changes to our contractual obligations from December 31, 2022:
•In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million and to amend certain other terms.
•In June 2023, TRL-2023 entered into a $340.0 million term loan agreement with a stated maturity date of June 2028.
•In June 2023, we issued $400.0 million aggregate principal amount of 7.75% senior notes due July 2028.
See Note 8 of the Consolidated Financial Statements for additional information regarding this amendment.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2022 as set forth in Item 7A of our 2022 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and six months ended June 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2023 through April 30, 2023	1,174	$24.17	—	$250.0
May 1, 2023 through May 31, 2023	303,612	$20.83	—	$250.0
June 1, 2023 through June 30, 2023	2,939	$23.24	—	$250.0
Total	307,725		—
(1) These columns include the following transactions during the three months ended June 30, 2023: (i) the surrender to the Company of 307,385 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (ii) the purchase of 340 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In December 2022, our Board of Directors authorized a new share repurchase program effective December 9, 2022 with no expiration. The new share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under the new share repurchase program during the three months ended June 30, 2023. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Eric R. Marchetto, Executive Vice President and Chief Financial Officer, entered into a stock trading plan on June 29, 2023 for asset diversification purposes. Mr. Marchetto’s plan provides for the sale of up to 42,225 shares of common stock between September 28, 2023 and June 28, 2024, which represents approximately 15% of Mr. Marchetto's beneficial ownership of our common stock as of June 29, 2023. Mr. Marchetto’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Indenture, dated as of June 30, 2023 by and among Trinity Industries, Inc., the guarantors party thereto and Truist Bank, as trustee, governing the 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).

4.2	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).
10.1
Term Loan Agreement dated as of June 12, 2023, among Trinity Rail Leasing 2023 LLC; Wells Fargo Bank, National Association, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank Trust Company, National Association, not in its individual capacity, but solely in its capacity as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 12, 2023).

10.2	Fifth Amended and Restated Trinity Industries, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 11, 2023).
22.1	Subsidiary guarantors and issuers of guaranteed securities
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By:	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
August 1, 2023