Form 10-K
period 2023-12-31
TRINITY INDUSTRIES INC
filed 2024-02-22
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2023) was $2,084.7 million.
At February 15, 2024, the number of shares of common stock, $0.01 par value, outstanding was 81,858,858.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2024 Proxy Statement.

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
•disruptions in the transportation network used to transport parts and components to our production facilities and to deliver products to our customers, particularly with respect to the delivery of finished railcars from Mexico to the U.S., which may impact our ability to manufacture and timely deliver railcars to our customers;
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

Commercial End Markets & Commodities
	Refined Products & Chemicals	Energy	Agriculture	Construction & Metals	Consumer Products
Covered Hopper Cars	Plastics	Industrial Sand	Grain Products, Dry Fertilizer, Flour, Starch	Cement, Construction Materials, Lumber
Open Hopper & Gondola Cars		Coal		Scrap Metal, Aggregates, Finished Steel
Other Freight Cars	Other Chemicals		Food Products	Lumber, Steel and Metals, Cement	Autos, Paper, Intermodal

Non-Pressure Tank Cars	Chemicals, Petroleum Products	Crude Oil, Biofuels	Food Products, Grain Products	Aggregates (Clay Slurry)
Pressure Tank Cars	Liquified Gases, Chemicals, Petroleum Products		Fertilizer
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
We believe we are a leader in the rail industry digital transformation by providing digital and terminal management services designed to increase the efficiency and visibility of the supply chain, while leveraging data, insights, and analytics to make decisions that improve operations and reduce costs.
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including refined products and chemicals, energy, agriculture, construction and metals, and consumer products. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally provide for fixed monthly rentals that vary from one to ten years. We compete in the North American full-service leasing market primarily against five major railcar lessors, as well as numerous smaller lessors. We serve our customers predominantly through full-service leases and compete primarily on the basis of the quality and craftsmanship of our railcars, competitive pricing, and our ability to provide an outstanding customer experience.
As of December 31, 2023, the lease fleet of our subsidiaries included 109,295 railcars that were 97.5% utilized, of which 106,800 railcars were owned by TILC or its affiliates and 2,495 railcars were under leased-in arrangements and are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheets. Railcars under management, including those owned by third-party investors, totaled 142,300 railcars.

Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in the Company's lease fleet.

(1) Data presented in this chart includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements, which totaled 109,295 railcars as of December 31, 2023.

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
We offer a full range of services to support the maintenance needs of our leased railcar fleet and our customers' railcars. Our flexible solutions include field inspections and comprehensive compliance testing; standard repairs and maintenance; and specialized cleaning, inspection, and testing at multiple facilities in the U.S. Additionally, we provide modification capabilities and assist in transitioning railcars to new industry standards. Our parts business provides complementary rail-related offerings, including manufacturing and distributing new, refurbished, and replacement parts. We believe that our investments in our maintenance services and parts and components businesses extend and enhance our ability to serve our lease fleet and our customers.
Our customers include railroads, leasing companies, and industrial shippers of products in various markets, such as refined products and chemicals, energy, agriculture, construction and metals, and consumer products. We compete in the North American market primarily against four major railcar manufacturers and numerous maintenance services providers.
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
Raw Materials and Suppliers.
Railcar Specialty Components and Steel. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials, such as steel, as well as numerous specialty components, such as brakes, wheels, heads, side frames, bolsters, and bearings. The input costs for materials, including raw steel, specialty components, and other parts and coatings purchased from third parties, represent, on average, more than 70% of the cost of most railcars. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components.
The principal material used in railcar manufacturing is steel. During 2023, the supply of steel was sufficient to support our manufacturing requirements. Steel prices are subject to volatility and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, volatility in steel prices impacts the cost of certain railcar components, and higher steel prices could reduce demand for new railcars. As a result of disruptions in the global supply chain, we have continued to experience shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network, which has impacted our ability to timely deliver these railcars to our customers. While we believe these challenges will be resolved over time, they may persist over the foreseeable future, which could continue to impact our operations. We will continue to monitor the situation and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.

Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2023:

Railcar Leasing and Management Services Group	290
Rail Products Group	8,540
Corporate and Enterprise Support	650
9,480
As of December 31, 2023, approximately 2,650 employees were employed in the U.S. and 6,830 were employed in Mexico. Additional information on our human capital programs and initiatives is included in our Corporate Social Responsibility Report, which is available on our website. Information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
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
Workforce Talent and Diversity. We are committed to attracting and retaining highly skilled and diverse employees and are proud that our workforce is made up of talented people from a variety of backgrounds. This commitment to diversity, equity, and inclusion as a driver of our long-term success is one that we strive to uphold throughout the Company, including through all stages of our human resources process, from recruitment and hiring to talent retention.
We encourage and support employee resource and networking groups and other employee groups, which offer educational, professional development, and community service opportunities. We also provide focused training, mentoring, and employee development for specialized positions, such as plant managers, engineers, accountants, and more.
Through strategies such as our employee experience survey, our employee recognition program, and a comprehensive commitment to our core values, we are dedicated to building a healthy, engaging workplace where employees can thrive and do their best work. We pride ourselves on maintaining an active dialogue with our employees. We benchmark overall employee engagement with an annual cross-organization survey targeting metrics such as career growth and development, manager effectiveness, team dynamics, and more, and use the results of this survey to guide our efforts to improve the employee experience.
Human Rights. We are committed to respecting human rights throughout all our operations, and seek to provide respect, dignity, and all basic needs to employees and contractors. We are committed to promoting human rights and strive to ensure that the products and services provided by the Company and our third-party business partners are ethically sourced and do not breach human rights laws in countries in which they originate nor the internationally recognized human rights framed under the Universal Declaration of Human Rights and the relevant sections of the UN Guiding Principles on Business and Human Rights.

Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2024.

Name	Age	Office	Officer Since
E. Jean Savage	60	Chief Executive Officer and President	2020
Eric R. Marchetto	54	Executive Vice President and Chief Financial Officer	2001
Scott M. Ewing	51	Executive Vice President and Chief Legal Officer	2020
Steven L. McDowell	62	Vice President and Chief Accounting Officer	2013
Gregory B. Mitchell	58	Executive Vice President, Leasing and Services	2007
Kevin Poet	57	Executive Vice President, Operations and Support Services	2020
Ms. Savage has served as the Company’s Chief Executive Officer and President since 2020, and has served as a member of the Company’s Board of Directors since 2018. Prior to her employment with the Company, from 2002 to 2020, she served in a variety of positions with Caterpillar, Inc. (“Caterpillar”), a manufacturer of construction and mining equipment, industrial gas turbines, and diesel-electric locomotives. From 2017 until her retirement from Caterpillar in 2020, she served as Vice President of Caterpillar’s Surface Mining and Technology Division. From 2014 to 2017, she was Chief Technology Officer and Vice President of Caterpillar’s Innovation and Technology Development Division.
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
Mr. Ewing has served as Executive Vice President and Chief Legal Officer since 2023, having previously served as Vice President and Associate General Counsel from 2020 to 2023. He joined the Company in 2016 as Associate General Counsel. Prior to joining Trinity, Mr. Ewing was an attorney with the law firm of Haynes and Boone, LLP from 2008 to 2015.
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
Mr. Mitchell has served as Executive Vice President, Leasing and Services since January 2024. He served as Executive Vice President and Chief Commercial Officer from 2020 to 2023, having served as Chief Commercial Officer of TrinityRail since 2019. In 2018, he was named Chairman of Trinity Highway Products and Trinity Logistics. Prior to joining Trinity in 2007, he served as an executive or in senior leadership in supply chain for companies such as Glazers Corporation, Gap Inc., and Wal-Mart.
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
Commitment to Sustainability.
We recognize that further integrating the key principles of sustainability, including environmental stewardship, safety and quality assurance, corporate social responsibility, governance, and diversity, equity, and inclusion, are important to enhancing the Company’s long-term value. We strive to employ company resources in ways that make positive contributions to our stakeholders and the communities in which we operate. As we pursue improvements to our products and services, we keep in mind the environmental and societal impacts of our decisions and work to protect natural resources and the environment for the benefit of current and future generations. We continuously look for ways to improve our governance practices with the goal of promoting the long-term interests of stakeholders, strengthening accountability, and inspiring trust.

Environmental Stewardship. We take our commitment to reducing our own environmental impact seriously, as we recognize climate change is a challenge facing our business, industry, and communities today. We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment, and have certified all of our railcar manufacturing and maintenance facilities, as well as our corporate headquarters, to the ISO 14001 (environmental management) standard. We believe railcars are a more environmentally-friendly way to fuel the North American supply chain. U.S. freight railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support products' utility throughout their lifecycle, including maintenance to extend life, and recycling up to 95% of the railcar at the end of its useful life. Additionally, our sustainable railcar conversion program repurposes and reuses railcar materials and components to bring renewed life to existing assets.
Social Responsibility. We actively engage stakeholders across our environmental, health, and safety initiatives to continually improve processes and performance as we operate our businesses with a goal of zero injuries and incidents. This level of engagement and commitment is reflected in the ISO 45001 (occupational health and safety) certification of our railcar manufacturing and maintenance facilities, as well as our corporate headquarters. Our goal is to add value to the communities in which we live and work, strengthening our relationships and leveraging our partnerships to amplify our impact. We strive to attract and retain a diverse and empowered workforce. Our priorities include fostering an inclusive and collaborative workplace, promoting opportunities for professional development, improving the well-being of our employees and other stakeholders, and contributing to the communities in which we operate.
Governance. Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence, and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations. The Corporate Governance and Directors Nominating Committee of our Board oversees (i) the process and preparation of the Company's Corporate Social Responsibility Report and (ii) the actions and steps taken towards the Company's environmental, social, and governance goals. The Finance and Risk Committee receives and oversees environmental, health and safety reporting and has the responsibility to review and assess risk exposure related to the Company's operations, including safety, environmental, financial, contingent liabilities, and other risks material to the Company. The Audit Committee oversees the Company’s policies and procedures relating to risk assessment, management, and mitigation, and the Human Resources Committee oversees diversity, equity, and inclusion priorities.
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
In accordance with the International Capital Market Association's Green Bond Principles, 2018 and the Loan Syndications and Trading Association's Green Loan Principles, 2020, TILC manages and reports on eligible projects and assets to existing debt holders. The Green Financing Framework enables Trinity’s leasing company to issue green financing instruments, including green non-recourse bonds and green loans, supported by green eligible railcar assets. Under the existing framework, TILC has over $4 billion of outstanding railcar-related debt that qualifies for the Green Financing designation.

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

Item 1A. Risk Factors.
Our business is subject to a number of risks, which are discussed below. There are risks and uncertainties that could cause our actual results to be materially different from those mentioned in forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. All known material risks and uncertainties are described below. You should consider carefully these risks and uncertainties in addition to the other information contained in this report and our other filings with the SEC including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto before deciding to buy, sell, or hold our securities. If any of the following known risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations, and/or liquidity could be harmed. In that event, the market prices for our various securities could decline and you may lose all or part of your investment.
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
While the business cycles of the various end markets we serve may not typically coincide, an economic downturn could affect disparate cycles simultaneously. The railcar industry has previously experienced sharp cyclical downturns and at such times operated with minimal backlog. The impacts of such an economic downturn may magnify the adverse effect on our business.
Shortages of skilled labor and/or qualified employees have adversely impacted and could continue to impact our operations.
We depend on skilled labor in the manufacture, maintenance, and repair of railcar products and on other qualified employees in all aspects of our business. Some of our facilities are located in areas where demand for skilled laborers exceeds supply. We have experienced shortages of qualified employees and/or skilled labor and increased turnover at certain facilities, resulting in increased labor costs from temporary workers and operating inefficiencies. Shortages of, or the inability to attract, train, integrate and retain, some types of skilled laborers, such as welders, restrict our ability to maintain or increase production rates and increase our labor costs. An overall labor shortage, lack of skilled labor, increased turnover, or higher labor costs could adversely impact our operations and profitability.
A disruption in the movement of rail traffic has impaired and could continue to impair our ability to deliver railcars and other products to our customers in a timely manner, which could prevent us from meeting customer demand, reduce our sales, and negatively impact our results of operations.
Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point, including physical disruptions such as armed conflict, natural disasters and power outages; strikes, labor stoppages or shortages hindering the operation of railroads and related transportation infrastructure; regulatory and bureaucratic inefficiency and unresponsiveness; railroad embargoes or operational inefficiencies; and other causes. A material disruption in the movement of rail traffic could negatively impact our business and results of operations. In September and December 2023, the U.S. Customs and Border Patrol suspended U.S. bound cross-border traffic in Eagle Pass, Texas, the primary border crossing we use for railcar deliveries from our manufacturing facilities in Sabinas and Monclova, Mexico. These closings negatively impacted our deliveries of railcars. Although rail traffic operations have resumed at Eagle Pass, there is ongoing instability at the border, and there can be no assurance that similar border closings or congestion will not occur in the future.

Fluctuations in the price and supply of materials used in the production of our products, including inflationary pressures, could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain materials required in our production.
A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business. During 2023, we experienced significantly elevated commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, materials and other inputs necessary for the production of our products, and elevated levels of volatility may continue in 2024. Our manufacturing operations partially depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. The inability to procure a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Worsening economic or commercial conditions could reduce the number of available suppliers, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability.
The majority of our railcars are manufactured in Mexico. Our Mexico operations and other operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. As noted above, closings of the U.S.-Mexico border to cross-border rail traffic in Eagle Pass, Texas in 2023 negatively impacted our deliveries of railcars. In addition, increased state vehicular inspections at the border in 2023 resulted in truck traffic congestion, negatively impacting the Company’s supply chain. The countries in which we operate, including Canada and Mexico, have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations, affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
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

We may be unable to maintain railcar assets on lease at satisfactory lease rates. The composition of our lease fleet may not be optimally aligned with market demand or conditions.
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
•the composition of our lease fleet in relation to market demand for various types of railcars;
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
The principal material used in our manufacturing segment is steel. Market steel prices exhibit periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by our suppliers and other market factors. We have experienced, and may continue to experience, increases in the costs of steel, components, and certain other inputs that represent a substantial portion of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profit. To the extent that we do not have such arrangements in place, an adverse change in steel prices lowers our profitability in the Rail Products Group. In addition, meeting production demands is dependent on our ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.
We use various gases, including natural gas, at our manufacturing facilities. An outbreak or escalation of hostilities between the U.S. and any foreign power or other prolonged conflicts that may disrupt global energy markets could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences, such as hurricanes, tornadoes, and floods, or a pandemic, could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy costs. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.
Our inability to produce, protect and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position.
We rely on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business. This includes correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. Any material failure or interruption of service, including potential disruption from periodic financial or operating system upgrades, could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, profitability, and reputation.
We face risks related to cybersecurity attacks and other breaches of our systems and information technology.
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. As with most companies, we are subject to attempted cybersecurity disruptions and intrusions, and we expect such attempts to continue. At times, certain of our vendors have suffered cybersecurity breaches. These incidents have not had a material adverse impact on our operations, and, to date, the Company has not experienced a material information security breach itself. However, failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation or potential liability and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships, and our reputation. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems that results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability and reputational harm. Further, we may incur large expenditures to investigate or remediate the impacts of such breaches, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

Increasing insurance claims and expenses could lower profitability and increase business risk.
We are subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we historically manufactured that our customers installed along U.S. highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. As insurance policies expire, premiums for renewed or new coverage may increase and/or require that we increase our self-insured retentions or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of such claims rise in any policy year, we could suffer additional costs. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above typical levels for our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control, including positions on policy coverage taken by insurers. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our risk exposure and our operational expenses may increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. We provide a variety of railcar-related products and services, including, among others, leasing, manufacturing, components and parts, and maintenance. Accidents, including derailments, involving our products or services could lead to litigation and subject us to significant civil, regulatory, or criminal liability. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liabilities, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties. As a result, there could be a material adverse effect on our business, operations, or financial condition. See Note 15 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the highway products litigation for which the Company retained certain obligations following the sale of the highway products business.
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
Equipment failures, a pandemic, or extensive damage to our facilities, including as might occur as a result of natural disasters or fires, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses.
We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones in the U.S. and Mexico. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failures, fires, a pandemic, or acts of nature, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain emergency response and business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.
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
In response to scientific and political consensus, legislation and new rules to regulate emission of GHGs have been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While the Company cannot assess the direct impact of these or other potential regulations, we do recognize that new climate change protocols could affect demand for our products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include increased frequency, intensity, and duration of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. There may be other unforeseen impacts of climate change that could have a material adverse effect on our business, operations, and results. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.

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
Some of our employees or those of our suppliers belong to labor unions, and strikes or work stoppages could adversely affect our operations.
We are a party to collective bargaining agreements with various labor unions at our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered. Similar risks may exist with respect to our suppliers.

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
Instability in the global economy, negative conditions in the global credit markets, high interest or inflation rates, volatility in the industries that our products serve, fluctuations in commodity prices that our customers produce and transport, changes in legislative or trade policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally, such events could result in our customers' attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part, resulting in contract or purchase order breaches and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.
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
In general, the Company and its leasing subsidiaries rely in large part upon banks and capital markets to fund their operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc., and Fitch Ratings, Inc. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
We are subject to increased costs due to fluctuations in interest rates and foreign currency exchange rates.
We are exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates, particularly the Mexican peso. Under varying circumstances, we may seek to minimize these risks through the use of interest rate hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us. Interest rate increases in 2022 and 2023 resulted in increases in our interest costs, and the strengthening of the Mexican peso relative to the U.S. dollar during 2023 unfavorably impacted the operating results in our Rail Products Group.
Risks Related to Laws and Regulations
Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs, reduce the demand for our products and services, or negatively affect our ability to implement our strategic and operational plans.
Our leasing and railcar manufacturing businesses are regulated by multiple governmental regulatory agencies, such as the USEPA; TC; the USDOT and the administrative agencies it oversees, including the FRA, the PHMSA, and the Research and Special Programs Administration; Mexico's Agencia Reguladora del Transporte Ferroviario; Mexico's Secretaria de Comunicaciones y Transportes; and industry authorities such as the AAR. All such agencies and authorities promulgate rules, regulations, specifications, or operating standards affecting railcar design, configuration, and mechanics; maintenance; and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous, flammable, explosive, and toxic materials.
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
Periods of impasse, deadlock, and last-minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. We produce many of our products at our manufacturing facilities in Mexico. Our businesses benefit from free trade agreements such as the U.S.-Mexico-Canada Agreement. Any changes in trade or tax policies by the U.S. or foreign governments in jurisdictions in which we do business, as well as any embargoes, quotas or tariffs imposed on our products and services, could adversely and significantly affect our financial condition and results of operations.

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
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for a derailment or other accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the railroad, the shipper, the buyer and seller of the substances being transported, or the manufacturer of the railcar, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing the Company to potentially greater liability. Under certain circumstances, strict liability concepts may apply and if we are found liable in any such incident, it could have a material adverse effect on our financial condition, business, and operations. See Note 15 of the Consolidated Financial Statements for further information on our potential exposure to environmental liabilities.
Some of our customers place orders for our products in reliance on their ability to utilize tax benefits, which could be discontinued or allowed to expire without extension thereby reducing demand for certain of our products.
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits, such as accelerated depreciation. Changes to income tax laws and regulations have resulted in the phase-out of bonus depreciation, which began in 2023 and will continue through 2026. In such instances where benefits are allowed to expire or are otherwise modified or discontinued, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict or implement, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Consolidated Financial Statements.

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
There can be no assurance that we will continue to pay dividends at current levels or will repurchase shares of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. Consequently, we are focused on mitigating cybersecurity risks. Trinity has an information risk management (“IRM”) organization headed by an experienced Chief Information Security Officer (“CISO”), which is separate from our broader information technology organization.
Assessing, Identifying, and Managing Material Risks
Trinity’s IRM program is aligned to the National Institute of Science and Technology (“NIST”) Cybersecurity Framework (“CSF”) and conducts maturity assessments against the NIST CSF on a quarterly basis. Our IRM program encompasses the full lifecycle of information risk, from creation through disposition, and is guided by policies, processes, standards, and procedures in vulnerability management, incident response, information governance, risk management, and security awareness. Additionally, Trinity exercises a variety of testing approaches to assess the state of systems and personnel, including frequent automated simulated breaches, annual penetration testing by independent third parties, ad hoc penetration testing by internal personnel, and tabletop exercises for information technology, IRM and legal employees. Trinity also maintains an incident response relationship with an industry-leading provider to ensure resource availability if a significant event were to occur.
As cybersecurity touches all employees, we include formal training on cybersecurity in the annually required Code of Business Conduct training. The training focuses on awareness of cybersecurity risks and requirements. For targeted groups, we conduct phishing email response checks.
Integration Into Overall Risk Management
Cybersecurity risk management is integrated into our broader enterprise risk management framework to promote a culture of cybersecurity awareness. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes throughout Trinity. Our IRM team works closely with our information technology department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Cybersecurity risks are assessed by Trinity’s IRM team, and the risk assessment is aligned with business-level processes and is consistent with Trinity’s standard enterprise risk management methods and thresholds. Our IRM organization regularly consumes a variety of threat intelligence and information security news sources to inform and align risk management decisions to current threats and threat landscapes.
Oversight of Third-Party Risk
Trinity implements stringent processes to oversee and manage cybersecurity risks associated with its use of third-party service providers. These processes include targeted assessments of both third parties and the solutions being implemented or used in accordance with Trinity’s information security policies, standards, and risk appetites. In addition, we seek contractual safeguards where appropriate regarding cybersecurity and information risk management.
Risks From Cybersecurity Threats
To date, we have not experienced any risks from cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition.

Governance
Board of Directors Oversight and Reporting
The Audit Committee of our Board of Directors reviews the Company’s risks related to data privacy, cybersecurity, and information technology. The Audit Committee periodically reviews and assesses the adequacy of the security for the Company's information systems and the Company's contingency plans in the event of a systems breakdown or security breach. The CISO reports to the Audit Committee twice per year and to the Board of Directors once per year on cybersecurity risks, activities, policies and procedures.
Management’s Role
Our CISO and Chief Legal Officer oversee all cybersecurity efforts and lead our IRM organization. Our CISO has over two decades of experience in the cybersecurity and information security fields, including experience with both private businesses and the military. In addition, he has degrees in both information technology and business administration. Our IRM professionals include multiple personnel with more than ten years of experience and expertise in information security and are continually building their professional knowledge through local information systems communities and an available set of educational materials.
Item 2. Properties.
We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. The table below excludes non-operating facilities and facilities classified as held for sale.

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	U.S.	Mexico
Leasing Group	—	682,200	682,200	—
Rail Products Group (1)	5,052,700	229,500	2,814,600	2,467,600
Corporate Offices	—	167,500	155,200	12,300
	5,052,700	1,079,200	3,652,000	2,479,900
(1) Estimated weighted average production capacity utilization at our rail manufacturing facilities was over 95% for the year ended December 31, 2023. We believe that additional production capacity can be achieved at our existing facilities by adding personnel, adding shifts, optimizing or outsourcing certain processes, or making additional capital investments.
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2023 was American Stock Transfer & Trust Company.
Holders
At January 31, 2024, we had 1,023 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2023 with an overall stock market index (New York Stock Exchange Composite Index) and our relevant peer group index (S&P 600 Machinery Index). The S&P SmallCap 600 is included as we believe it is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P SmallCap 600 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2023. The data in the graph assumes $100 was invested on December 31, 2018.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023

250
200
150
100
50
Index Value
2018
2019
2020
2021
2022
2023
Trinity Industries, Inc.
S&P 600 Machinery Index
New York Stock Exchange Composite Index
S&P SmallCap 600

	2018	2019	2020	2021	2022	2023
Trinity Industries, Inc.	100	111	137	162	164	154
New York Stock Exchange Composite Index	100	126	135	162	147	167
S&P 600 Machinery Index	100	125	143	172	163	206
S&P SmallCap 600	100	123	137	173	145	169

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2023:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2023 through October 31, 2023	3,479	$21.91	—	$250.0
November 1, 2023 through November 30, 2023	290	$23.60	—	$250.0
December 1, 2023 through December 31, 2023	7,611	$26.81	—	$250.0
Total	11,380		—
(1) These columns include the following transactions during the three months ended December 31, 2023: (i) the surrender to the Company of 11,084 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (ii) the purchase of 296 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250 million of its common stock. There were no shares repurchased under the share repurchase program during the three months ended December 31, 2023. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
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
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”) to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners. Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale of THP, we agreed to indemnify Rush Hour for certain liabilities related to the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, expenses incurred during the years ended December 31, 2023 and 2022, and that may be incurred in the future related to these retained obligations, will be reported in discontinued operations. See Note 2 of the Consolidated Financial Statements for further information related to the sale of THP and Note 15 of the Consolidated Financial Statements for information regarding the retained liabilities.
Executive Summary
Recent Market Developments
Cyclical, Seasonal and Other Trends Impacting Our Business
General/Business Trends
The industries in which our customers operate are cyclical in nature. Although lease rates and lease fleet utilization remain strong, weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in certain commodity prices, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain have impacted demand for, and the costs of, certain of our products and services.
We continuously assess demand for our products and services and take steps to rationalize and diversify our leased railcar portfolio and align our operating capacity appropriately. We evaluate the creditworthiness of our customers and monitor performance of relevant market sectors; however, weaknesses in any of these market sectors could affect the financial viability of our customers, which could negatively impact our revenues, credit loss expense, and operating profits. We continue to believe that our rail platform is able to respond to cyclical changes in demand and perform throughout the railcar cycle.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group.

U.S.-Mexico Border Disruption
In September and December 2023, the U.S. Customs and Border Protection Agency (“CBP”) suspended cross-border rail traffic in Eagle Pass, Texas, the primary border crossing used for railcar deliveries from our manufacturing facilities in Mexico. According to the CBP, this action was taken to assist U.S. Border Patrol due to the recent influx of migrants at the border. Although rail traffic operations have resumed at Eagle Pass, there is ongoing instability at the border, and there can be no assurance that similar border closings or congestion will not occur in the future. The closing of the U.S.-Mexico border by the U.S. CBP negatively impacted our railcar deliveries. Additionally, increased state vehicle inspections have resulted in truck traffic congestion, negatively impacting our supply chain. We actively monitor rail and truck traffic and remain in close contact with all stakeholders, including the relevant government agencies, and continue to evaluate available alternatives for rail and truck transportation between Mexico and the United States. Continued rail and truck congestion at the border could negatively impact our deliveries and supply chain until the congestion is resolved.
Supply Chain Disruptions
As a result of disruptions in the global supply chain, we have continued to experience shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network, which have impacted our ability to timely deliver these railcars to our customers. While we believe these challenges will be resolved over time, they may persist over the foreseeable future, which could continue to impact our operations. We will continue to monitor the situation and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.
Foreign Currency Fluctuations
We are exposed to the impact of foreign currency fluctuations in our Mexico operations resulting from certain expenditures that are denominated in the Mexican peso. We have entered into hedging transactions to mitigate the foreign currency impact of a portion of our peso-denominated expenditures; however, the strengthening of the Mexican peso relative to the U.S. dollar during 2023 unfavorably impacted the operating results in our Rail Products Group during the year ended December 31, 2023. We regularly evaluate and update our strategies to mitigate the negative effects on margins and operating profits that may arise due to foreign currency fluctuations.
Input and Labor Costs
We have experienced increases in the costs of steel, components, and certain other inputs that represent a substantial portion of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of the volatility of certain input costs on our operating profit. Further, the cost and volume of lease fleet maintenance and compliance events have increased, and we expect elevated levels of these activities to continue in the near term. Finally, although we remain committed to attracting and retaining a highly skilled and diverse workforce, challenging labor market conditions and increases in labor costs have negatively impacted our operations. We continually assess the impact of input and labor costs on our operational efficiency, margins, and overall profitability.

Financial and Operational Highlights
•Our revenues for the year ended December 31, 2023 were $2,983.3 million, representing an increase of 50.9%, compared to the year ended December 31, 2022. Our operating profit for the year ended December 31, 2023 was $417.0 million compared to $334.0 million for the year ended December 31, 2022.
•The Leasing Group's lease fleet of 109,295 company-owned railcars was 97.5% utilized as of December 31, 2023, compared to a lease fleet utilization of 97.9% on 108,440 company-owned railcars as of December 31, 2022. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the year ended December 31, 2023, we made a net investment in our lease fleet of approximately $287.0 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the railcar backlog at December 31, 2023 was $3.2 billion, compared to $3.9 billion at December 31, 2022. The Rail Products Group received orders for 11,500 railcars and delivered 17,355 railcars in 2023, in comparison to orders for 31,905 railcars and deliveries of 13,315 railcars in 2022.
◦Orders received during the year ended December 31, 2022 include 15,000 railcars associated with a long-term railcar supply agreement with GATX Corporation (“GATX”).
•During the year ended December 31, 2023, sustainable railcar conversion revenues totaled $170.6 million, representing 1,775 railcars.
•For the year ended December 31, 2023, our return on equity ("ROE") and Pre-Tax ROE were 11.0% and 12.1%(1), respectively, in comparison to 7.7% and 10.4%(1), respectively, for the year ended December 31, 2022.
•For the year ended December 31, 2023, we generated operating cash flows from continuing operations and Adjusted Free Cash Flow After Investments and Dividends ("Adjusted Free Cash Flow") of $309.0 million and $28.5 million(1), respectively, in comparison to $9.2 million and $138.3 million(1), respectively, for the year ended December 31, 2022.
(1) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the year ended December 31, 2023. See Part II, Item 7 of our 2022 Annual Report on Form 10-K for a discussion of our results of operations and liquidity and capital resources as of and for the year ended December 31, 2022, including a comparison to the year ended December 31, 2021.

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
(3) Stockholder returns include shares repurchased and dividends paid to common stockholders and is presented in millions. In 2021, we entered into stock repurchase agreements with ValueAct Capital Master Fund, L.P. in privately negotiated transactions at a cost of approximately $472.5 million.

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
Subsequent Events
Change in Organizational Structure – Effective January 1, 2024, the Company modified its organizational structure to better leverage our maintenance services capabilities to support lease fleet optimization and to grow our services and parts businesses. The new structure will result in a change to our reportable segments beginning in 2024. In connection with this organizational update, we will align the maintenance services business, which is currently reported in the Rail Products Group, to be presented within our leasing business. This change aligns with the way in which our Chief Operating Decision Maker will assess performance and allocate resources. Consequently, beginning January 1, 2024, we will report our operating results in two reportable segments: (1) Railcar Leasing and Services Group, formerly the Railcar Leasing and Management Services Group, and (2) Rail Products Group. These changes will have no impact to our previously reported consolidated results of operations, financial position, or cash flows.

Consolidated Results of Operations
The following table summarizes our consolidated results of continuing operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in millions)
Revenues	$2,983.3	$1,977.3
Cost of revenues	2,456.2	1,609.6
Selling, engineering, and administrative expenses	201.9	185.4
Gains on dispositions of property	89.6	152.7
Restructuring activities, net	(2.2)	1.0
Total operating profit	417.0	334.0
Interest expense, net	265.5	207.6
Loss on extinguishment of debt	—	1.5
Other, net	2.5	(1.6)
Income from continuing operations before income taxes	149.0	126.5
Provision (benefit) for income taxes	9.0	27.6
Income from continuing operations	$140.0	$98.9
Revenues
The tables below present revenues by segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Management Services Group	$870.0	$0.9	$870.9	13.0%
Rail Products Group	2,113.3	589.7	2,703.0	30.3%
Segment Totals	2,983.3	590.6	3,573.9	25.6%
Eliminations – Lease Subsidiary	—	(589.7)	(589.7)
Eliminations – Other	—	(0.9)	(0.9)
Consolidated Total	$2,983.3	$—	$2,983.3	50.9%

	Year Ended December 31, 2022
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Management Services Group	$769.8	$0.8	$770.6
Rail Products Group	1,207.5	867.2	2,074.7
Segment Totals	1,977.3	868.0	2,845.3
Eliminations – Lease Subsidiary	—	(867.2)	(867.2)
Eliminations – Other	—	(0.8)	(0.8)
Consolidated Total	$1,977.3	$—	$1,977.3

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Railcar Leasing and Management Services Group (1)	$442.4	$347.3
Rail Products Group	2,573.6	2,015.6
Segment Totals	3,016.0	2,362.9
Corporate and other	108.3	80.8
Restructuring activities, net	(2.2)	1.0
Eliminations – Lease Subsidiary	(553.6)	(802.0)
Eliminations – Other	(2.2)	0.6
Consolidated Total	$2,566.3	$1,643.3
(1) Includes gains on lease portfolio sales of $82.8 million and $127.5 million for the years ended December 31, 2023 and 2022, respectively.
Operating Profit
Operating profit by segment for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Railcar Leasing and Management Services Group	$428.5	$423.3
Rail Products Group	129.4	59.1
Segment Totals	557.9	482.4
Corporate and other	(108.3)	(80.8)
Restructuring activities, net	2.2	(1.0)
Eliminations – Lease Subsidiary	(36.1)	(65.2)
Eliminations – Other	1.3	(1.4)
Consolidated Total	$417.0	$334.0
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2023 were $2,983.3 million, representing an increase of $1,006.0 million, or 50.9%, over the prior year, primarily related to higher external deliveries in the Rail Products Group and improved lease rates, net additions to the lease fleet, and the impact of the acquisition of RSI Logistics ("RSI") in the Leasing Group.
Cost of revenues – Our cost of revenues for the year ended December 31, 2023 was $2,456.2 million, representing an increase of $846.6 million, or 52.6%, over the prior year, primarily due to higher external deliveries, the impact of foreign currency fluctuations, supply chain disruptions, and operational and labor-related inefficiencies in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the year ended December 31, 2023 were $201.9 million, representing an increase of $16.5 million, or 8.9%, over the prior year, primarily due to higher employee-related costs, including an increase in headcount as a result of recent acquisitions.
Gains on dispositions of property – Gains on dispositions of property decreased by $63.1 million for the year ended December 31, 2023, when compared to the prior year period primarily due to lower lease portfolio sales in the current year period. Additionally, gains on dispositions of property in the prior year period were favorably impacted by disposals of non-operating facilities. Results for the years ended December 31, 2023 and 2022 included gains of $6.3 million and $7.5 million, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021. See Note 15 of the Consolidated Financial Statements for more information.

Operating profit – Operating profit for the year ended December 31, 2023 totaled $417.0 million, representing an increase of $83.0 million, or 24.9%, from the prior year period primarily due to higher external deliveries in the Rail Products Group and improved lease rates and net additions to the lease fleet in the Leasing Group. The increase in operating profit was partially offset by lower lease portfolio sales in the current year period, the impact of foreign currency fluctuations in the Rail Products Group, and higher employee-related and other operating costs across the enterprise. Operating profit was favorably impacted in the current and prior year periods by insurance recoveries related to a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the year ended December 31, 2023 totaled $265.5 million, compared to $207.6 million for the year ended December 31, 2022. The increase in interest expense, net was primarily driven by higher variable interest rates, as well as higher average debt due to the issuance of the Senior Notes due 2028 and the TRL-2023 term loan in June 2023.
Income taxes – The effective tax rate from continuing operations for the year ended December 31, 2023 was an expense of 6.0%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of AOCI; the re-measurement of our net deferred state income tax liabilities due to apportionment and state law changes, reducing our net deferred tax liability; changes in our valuation allowances; state income taxes; and foreign income taxes. See Note 10 of the Consolidated Financial Statements for additional information.
Our effective tax rate from continuing operations for the year ended December 31, 2022 was an expense of 21.8%, which differs from the U.S. statutory rate of 21.0% primarily due to foreign income taxes, state income taxes, and non-deductible executive compensation, offset by taxes not recorded on our non-controlling interests in partially-owned subsidiaries, reductions in tax reserves for uncertain tax positions, and excess tax benefits associated with equity-based compensation.
Net income tax payments differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The total income tax receivable position was $5.2 million and $7.8 million at December 31, 2023 and 2022, respectively. Income tax payments, net of refunds, during the years ended December 31, 2023 and 2022 totaled $42.4 million and $19.3 million, respectively.

Segment Discussion
Railcar Leasing and Management Services Group

	Year Ended December 31,		Percent Change
	2023	2022
	($ in millions)
Revenues:
Leasing and management	$870.9	$770.6	13.0%

Operating profit (1):
Leasing and management	$345.7	$295.8	16.9%
Lease portfolio sales (2)	82.8	127.5	*
Total operating profit	$428.5	$423.3	1.2%
Total operating profit margin	49.2%	54.9%

Leasing and management operating profit margin	39.7%	38.4%

Selected expense information:
Depreciation and amortization (3)	$244.6	$236.4	3.5%
Maintenance and compliance	$138.9	$113.4	22.5%
Rent and ad valorem taxes	$15.9	$19.3	(17.6)%
Selling, engineering, and administrative expenses	$56.6	$54.0	4.8%
Interest (4)	$227.2	$186.7	21.7%
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
(3) Depreciation and amortization expense includes $5.6 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program.
(4) Interest expense for the year ended December 31, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2023	2022
	($ in millions)
Lease portfolio sales	$381.8	$750.7
Operating profit on lease portfolio sales (1)	$82.8	$126.2
Operating profit margin on lease portfolio sales	21.7%	16.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
Total revenues for the Railcar Leasing and Management Services Group increased by 13.0% for the year ended December 31, 2023 when compared to the year ended December 31, 2022. Leasing and management revenues for the year ended December 31, 2023 were favorably impacted primarily by improved lease rates, net additions to the lease fleet, and higher average utilization, which resulted in higher revenues when compared to the year ended December 31, 2022. Revenues for the Leasing Group were also favorably impacted for the year ended December 31, 2023 by the acquisition of RSI.
Leasing and management operating profit for the year ended December 31, 2023 increased by 16.9% compared to the prior year period primarily due to improved lease rates, net additions to the lease fleet, and higher average utilization, partially offset by higher maintenance costs and increased depreciation. Leasing Group operating profit increased by 1.2% for the year ended December 31, 2023 compared to the prior year period as a result of the factors described above, partially offset by lower lease portfolio sales volume in the current year period.

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
Information regarding the Leasing Group’s lease fleet is as follows:

	December 31,
	2023	2022
Number of railcars:
Wholly-owned (1)	85,735	84,750
Partially-owned	23,560	23,690
	109,295	108,440
Investor-owned	33,005	33,235
	142,300	141,675
Company-owned railcars (2):
Average age in years	13.0	12.3
Average remaining lease term in years	2.9	3.0
Fleet utilization	97.5%	97.9%
(1) Includes 2,495 railcars and 2,810 railcars under leased-in arrangements as of December 31, 2023 and 2022, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Year Ended December 31,		Percent Change
	2023	2022
	($ in millions)
Revenues:
Rail products (1)	$2,363.7	$1,819.0	29.9%
Maintenance services	251.3	203.8	23.3%
Other	88.0	51.9	69.6%
Total revenues	$2,703.0	$2,074.7	30.3%

Operating costs:
Cost of revenues	$2,543.7	$1,988.0	28.0%
Selling, engineering, and administrative expenses	35.9	34.2	5.0%
Gains on dispositions of property	(6.0)	(6.6)	*
Operating profit	$129.4	$59.1	119.0%
Operating profit margin	4.8%	2.8%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $170.6 million, representing 1,775 railcars, for the year ended December 31, 2023. Includes sustainable railcar conversion revenues of $163.7 million, representing 1,725 railcars, for the year ended December 31, 2022.
Revenues for the Rail Products Group increased for the year ended December 31, 2023 by 30.3% when compared to the prior year period. Revenues in our rail products business increased for the year ended December 31, 2023 as a result of higher deliveries and favorable pricing, partially offset by the mix of railcars sold. Revenues in our maintenance services business increased for the year ended December 31, 2023 as a result of higher volumes and favorable pricing, partially offset by the mix of repairs. Increases in other revenues were driven by the growth of our parts business as a result of the acquisition of Holden America.
Cost of revenues for the Rail Products Group increased for the year ended December 31, 2023 by 28.0% when compared to the prior year period. In our rail products business, the increase in cost of revenues for the year ended December 31, 2023 was driven by higher deliveries, the impact of foreign currency fluctuations, and labor inefficiencies associated with onboarding of new employees. Additionally, cost of revenues was unfavorably impacted by operational inefficiencies associated with production line changeovers and supply chain disruptions, including the U.S.-Mexico border closures and continued border congestion. In our maintenance services business, cost of revenues increased for the year ended December 31, 2023 as a result of a higher volume of general repairs and the mix of repairs; and continues to be impacted by labor shortages leading to operating inefficiencies.
Operating profit for the year ended December 31, 2023 was favorably impacted by higher deliveries and favorable pricing, partially offset by the mix of railcars sold, the impact of foreign currency fluctuations, supply chain disruptions, and operational and labor inefficiencies. Additionally, operating profit was favorably impacted by gains of $6.3 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of December 31, 2023, our backlog related to sustainable railcar conversions totaled $81.9 million, representing 1,015 railcars.

	December 31,		Percent Change
	2023	2022
	(in millions)
External customers	$2,896.5	$3,444.1
Leasing Group	304.4	458.9
Total	$3,200.9	$3,903.0	(18.0)%

	Year Ended December 31,		Percent Change
	2023	2022
Beginning balance	32,270	13,980
Orders received (1)	11,500	31,905	(64.0)%
Deliveries	(17,355)	(13,315)	30.3%
Other adjustments (2)	(525)	(300)
Ending balance	25,890	32,270	(19.8)%
Average selling price in ending backlog	$123,635	$120,948	2.2%
(1) Orders received for the year ended December 31, 2022 include 15,000 railcars valued at approximately $1.8 billion associated with a long-term railcar supply agreement with GATX.
(2) The adjustment for the year ended December 31, 2023 includes 160 railcars valued at $19.2 million that were placed with a different customer and are also included in orders received in the table above, resulting in no net effect on ending backlog, as well as 365 railcars valued at $33.4 million that were removed from the new railcar backlog by mutual agreement with customers. The adjustment for the year ended December 31, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars for the year ended December 31, 2023 decreased by 18.0% when compared to the prior year. The ending backlog as of December 31, 2022 included approximately $1.8 billion associated with a long-term railcar supply agreement with GATX. Approximately 53% of our railcar backlog value is expected to be delivered during 2024, with the remainder to be delivered thereafter into 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may choose to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Year Ended December 31,
	2023	2022
	($ in millions)
Revenues:
New railcars	$461.7	$624.9
Sustainable railcar conversions	$45.5	$118.6
Other maintenance services	$82.5	$123.7

Deferred profit	$36.1	$65.2

Number of new railcars (in units)	3,425	4,735
Number of sustainable railcar conversions (in units)	445	1,155
Corporate and other

	Year Ended December 31,		Percent Change
	2023	2022
	(in millions)
Operating costs:
Selling, engineering, and administrative expenses	$109.4	$97.2	12.6%
Gains on dispositions of property	(1.1)	(16.4)	*
Operating loss	$(108.3)	$(80.8)	34.0%
* Not meaningful
Selling, engineering, and administrative expenses for the year ended December 31, 2023 increased 12.6%, compared to the prior year period primarily from higher employee-related costs, as well as the change in estimated fair value of additional contingent consideration associated with an acquisition. Compared to the current year period, total operating costs in the prior year period were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of December 31, 2023, we have total committed liquidity of $906.3 million. Our total available liquidity includes: $105.7 million of unrestricted cash and cash equivalents; $582.6 million unused and available under our revolving credit facility; and $218.0 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Our material cash requirements from known contractual or other obligations primarily include principal and interest payments on debt, payments on operating leases, and purchase obligations as part of the normal course of business. See Note 9 of the Consolidated Financial Statements for information regarding scheduled maturities of our debt. We intend to use cash from operations and our available liquidity to repay our Senior Notes due 2024. Interest payable associated with our debt due in the next twelve months is approximately $251.6 million, with $508.6 million due thereafter. See Note 1 and Note 6 of the Consolidated Financial Statements for further information on operating leases. Other contractual obligations are enforceable and legally binding and primarily consist of raw materials and components, equipment, and third-party services for which purchase orders have been issued. These contractual obligations due in the next twelve months are approximately $618.8 million, with $15.6 million due thereafter.
Liquidity Highlights
Revolving Credit Facility – In March 2023, we amended our revolving credit facility to increase the total facility commitment from $450.0 million to $600.0 million, increase the maximum leverage ratio to provide additional flexibility, modify the limitations on restricted payments, and allow up to $100.0 million of annual dividends on the Company's common stock. See Note 9 of the Consolidated Financial Statements for additional information regarding this amendment.
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
Other Equipment Financing – In December 2023, we received proceeds of $52.3 million related to an equipment financing transaction for certain railcars in our lease fleet.
Dividend Payments – In December 2023, our Board of Directors declared an increase of approximately 8% to our quarterly dividend from $0.26 per share to $0.28 per share. We paid $86.0 million in dividends to our common stockholders during the year ended December 31, 2023.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under this share repurchase program during the year ended December 31, 2023.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in millions)
Net cash flows from continuing operations:
Operating activities	$309.0	$9.2
Investing activities	(363.0)	(258.0)
Financing activities	8.2	265.4
Net cash flows from discontinued operations	(13.4)	(24.7)
Net decrease in cash, cash equivalents, and restricted cash	$(59.2)	$(8.1)
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2023 was $309.0 million compared to $9.2 million net cash provided by operating activities from continuing operations for the year ended December 31, 2022. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(77.5)	$(299.3)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	56.9	38.3
Changes in operating assets and liabilities	$(20.6)	$(261.0)
The changes in our operating assets and liabilities resulted in a net use of $20.6 million for the year ended December 31, 2023, as compared to a net use of $261.0 million for the year ended December 31, 2022. The change in operating assets and liabilities for the current year period reflects working capital levels that are consistent with the current business environment. Operating assets in the prior year period were impacted by higher inventory balances in anticipation of higher railcar deliveries in future periods.
Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2023 was $363.0 million compared to $258.0 million of net cash used in investing activities from continuing operations for the year ended December 31, 2022. Significant investing activities are as follows:
•We had a net investment in the lease fleet of $287.0 million during the year ended December 31, 2023, compared to $178.1 million during the year ended December 31, 2022. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the year ended December 31, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $62.6 million. During the year ended December 31, 2022, we acquired a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators, as well as a company that manufactures multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The total net cash outlay for these two acquisitions was $80.4 million. See Note 2 of the Consolidated Financial Statements for additional information on these acquisitions.
•We made equity investments totaling $1.1 million and $15.5 million during the years ended December 31, 2023 and 2022, respectively, primarily related to our investments in Signal Rail Holdings LLC ("Signal Rail"). See Note 5 of the Consolidated Financial Statements.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2023 was $8.2 million compared to $265.4 million of net cash provided by financing activities for the same period in 2022. Significant financing activities are as follows:
•During the year ended December 31, 2023, we had total borrowings of $1,652.7 million and total repayments of $1,518.9 million, for net proceeds of $133.8 million, primarily from debt proceeds for general corporate purposes and to support our investment in the lease fleet. During the year ended December 31, 2022, we had total borrowings of $2,000.6 million and total repayments of $1,578.5 million, for net proceeds of $422.1 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes.
•We paid $86.0 million and $76.9 million in dividends to our common stockholders during the years ended December 31, 2023 and 2022, respectively.
•We repurchased common stock totaling $51.8 million during the year ended December 31, 2022. The prior year period excludes $25.0 million representing the final settlement of an accelerated share repurchase agreement (the "ASR"), which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021. There were no shares repurchased during the year ended December 31, 2023.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In March 2023, we amended our revolving credit facility to increase the maximum leverage ratio to provide additional flexibility. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at December 31, 2023
Maximum leverage (1)	No greater than 3.75 to 1.00	2.13
Minimum interest coverage (2)	No less than 2.25 to 1.00	10.92
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2023.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2023.
As of December 31, 2023, we were in compliance with all such financial covenants. Please refer to Note 9 of the Consolidated Financial Statements for a description of our current debt obligations.

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
The Senior Notes due 2024 indenture agreement includes customary provisions for the release of the guarantees by the Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Guarantor Subsidiaries as guarantor under our revolving credit facility. See Note 9 of the Consolidated Financial Statements. The Senior Notes due 2024 are not guaranteed by any of our remaining 100%-owned subsidiaries or partially-owned subsidiaries (“Non-Guarantor Subsidiaries”).
As of December 31, 2023, assets held by the Non-Guarantor Subsidiaries included $122.4 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $7,157.8 million of equipment securing certain non-recourse debt, and $590.0 million of assets located in foreign locations.
The following tables include the summarized financial information for Parent and Guarantor Subsidiaries (together the obligor group) on a combined basis after elimination of intercompany transactions within the obligor group (in millions). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries (the non-obligor group) have been excluded.

Year Ended December 31, 2023
Summarized Statement of Operations:
Revenues (1)	$2,071.0
Cost of revenues (2)	$1,925.1
Income (loss) from continuing operations	$(30.7)
Net income (loss) (3)	$(44.1)

December 31, 2023
Summarized Balance Sheet:
Assets:
Receivables, net of allowance (4)	$308.4
Inventories	$628.5
Property, plant, and equipment, net	$531.2
Goodwill and other assets	$399.1

Liabilities:
Accounts payable and accrued liabilities (5)	$480.7
Debt	$846.9
Deferred income taxes	$923.6
Other liabilities	$150.9
Noncontrolling interest	$238.4
(1) There were no net sales from the obligor group to Non-Guarantor Subsidiaries during the year ended December 31, 2023.
(2) Cost of revenues includes $485.6 million of purchases from Non-Guarantor Subsidiaries during the year ended December 31, 2023.
(3) Net income (loss) for the year ended December 31, 2023 includes $13.4 million of net loss related to discontinued operations.
(4) Receivables, net of allowance includes $87.7 million of receivables from Non-Guarantor Subsidiaries as of December 31, 2023.
(5) Accounts payable includes $109.8 million of payables to Non-Guarantor Subsidiaries as of December 31, 2023.

Capital Expenditures
Capital expenditures for 2023 were $710.1 million with $668.8 million utilized for net lease fleet additions, which includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases. Proceeds from lease portfolio sales totaled $381.8 million, resulting in a net investment in our lease fleet of $287.0 million.
For the full year 2024, we anticipate a net investment in our lease fleet of between $300 million and $400 million. Capital expenditures related to manufacturing and other activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $50 million and $60 million for the full year 2024.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investments in partially-owned subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2023, we had letters of credit issued under our revolving credit facility in an aggregate amount of $17.4 million, the majority of which are expected to expire in October 2024. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 9 of the Consolidated Financial Statements for further information about our corporate revolving credit facility.
Employee Retirement Plans
As disclosed in Note 11 of the Consolidated Financial Statements, as of December 31, 2023, the benefit obligation associated with our nonqualified retirement plan totaled $11.1 million. We sponsor a 401(k) plan that covers substantially all domestic employees and includes a Company matching contribution of up to 6% each of eligible compensation, subject to a two-year cliff vesting period, as well as the Trinity Industries, Inc. Deferred Compensation Plan. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2024 are expected to be $10.6 million, compared to $10.1 million contributed during 2023.
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

Deferred Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by Accounting Standards Codification ("ASC") 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted laws and tax rates for the appropriate tax jurisdictions. The effect of a change in enacted laws or tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,102.7 million as of December 31, 2023, which includes valuation allowances of $21.6 million.

For further information regarding income taxes, see Note 10 of the Consolidated Financial Statements.

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

As of December 31, 2023, our net property, plant, and equipment totaled $7.0 billion, the net book value of our finite-lived intangible assets totaled $95.5 million, and our right-of-use assets totaled $100.6 million.

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
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions. We did not identify any impairment indicators during the year ended December 31, 2023.

Goodwill and Indefinite-lived Intangible Assets
Description of Estimate
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. Goodwill totaled $221.5 million as of December 31, 2023.

Indefinite-lived intangible assets are not subject to amortization but are required to be evaluated for impairment at least annually. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. Indefinite-lived intangible assets, which are comprised of trade names of recently acquired businesses, totaled $11.2 million as of December 31, 2023.

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
Potential Impact if Results Differ
We believe that the assumptions used in our impairment analysis are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units or the fair value of each individual indefinite-lived intangible asset will prove to be accurate predictions of the future. Additionally, variations in any of these assumptions may result in different calculations in fair value that could result in an impairment charge.

Based on our annual goodwill impairment test performed at the reporting unit level as of October 1, 2023, we concluded that there was no impairment of goodwill and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. An increase or decrease in the discount rate or a reduction to the terminal growth rate of 100 basis points would not have resulted in an impairment of goodwill for any of our reporting units.

Based on our annual impairment test of indefinite-lived intangible assets as of October 1, 2023, we concluded that there was no impairment of our indefinite-lived intangible assets.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments in and other contractual arrangements with third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings, RIV 2013, and Trinity Global Ventures Limited. At December 31, 2023, the carrying value of our investments in these entities totaled $126.2 million.

We have determined that we are not the primary beneficiary for Signal Rail or certain other entities in which we have an equity interest. At December 31, 2023, the carrying value of these investments totaled $24.9 million.

For further information regarding our partially-owned subsidiaries and other investments in unconsolidated affiliates, see Note 5 of the Consolidated Financial Statements.

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

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2023, the range of reasonably possible losses for such matters is $8.7 million to $19.6 million.

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
Pre-Tax Return on Equity
Pre-Tax Return on Equity (“Pre-Tax ROE”) is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of the provision or benefit for income taxes, net income or loss attributable to noncontrolling interest, and certain other adjustments, described in the footnotes to the table below, which include certain selling, engineering, and administrative expenses; gains on dispositions of other property; restructuring activities, net; the controlling interest portion of loss on extinguishment of debt; interest expense, net; and pension plan settlement; and (ii) the denominator is calculated as average stockholders’ equity (which excludes noncontrolling interest), adjusted to exclude accumulated other comprehensive income or loss. In the following table, the numerator and denominator of our Pre-Tax ROE calculation are reconciled to income from continuing operations and total stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Pre-Tax ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time. Pre-Tax ROE is used in consideration of the Company’s expected tax position in the near-term.

	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Numerator:
Income from continuing operations	$140.0	$98.9	$39.3
Provision (benefit) for income taxes	9.0	27.6	15.9
Income from continuing operations before income taxes	149.0	126.5	55.2
Net (income) loss attributable to noncontrolling interest	(20.6)	(12.8)	0.2
Adjustments:
Selling, engineering, and administrative expenses (1)	4.0	—	—
Gains on dispositions of property – other (2)	(6.3)	(7.5)	(7.8)
Restructuring activities, net	(2.2)	1.0	(3.7)
Loss on extinguishment of debt – controlling interest (3)	—	—	4.6
Interest expense, net (4)	(1.5)	(1.4)	—
Pension plan settlement	—	—	(0.6)
Adjusted Profit Before Tax	$122.4	$105.8	$47.9

Denominator:
Total stockholders' equity	$1,275.5	$1,269.6	$1,296.8
Noncontrolling interest	(238.4)	(257.2)	(267.0)
Accumulated other comprehensive (income) loss	(11.0)	(19.7)	17.0
Adjusted Stockholders' Equity	$1,026.1	$992.7	$1,046.8

Average total stockholders' equity	$1,272.6	$1,283.2	$1,656.4
Return on Equity (5)	11.0%	7.7%	2.4%
Average Adjusted Stockholders' Equity	$1,009.4	$1,019.8	$1,408.3
Pre-Tax Return on Equity (6)	12.1%	10.4%	3.4%
(1) Represents the change in estimated fair value of additional contingent consideration associated with an acquisition.
(2) Represents insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
(3) Excludes $7.1 million of loss on extinguishment of debt associated with the noncontrolling interest recorded in the second quarter of 2021.
(4) Represents interest income accretion related to a seller-financing agreement associated with the sale of certain non-operating assets.
(5) Return on Equity is calculated as income from continuing operations divided by average total stockholders' equity.
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
Adjusted Free Cash Flow is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus cash proceeds from lease portfolio sales, less capital expenditures for manufacturing, dividends paid, and Equity CapEx for leased railcars. Equity CapEx for leased railcars is defined as capital expenditures for our lease fleet, adjusted to exclude net proceeds from (repayments of) recourse and non-recourse debt.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net cash provided by operating activities – continuing operations (1)	$309.0	$9.2	$615.6
Proceeds from lease portfolio sales	381.8	750.7	454.3
Capital expenditures – manufacturing and other	(41.3)	(38.0)	(23.6)
Dividends paid to common stockholders	(86.0)	(76.9)	(88.5)
Equity CapEx for leased railcars	(535.0)	(506.7)	(418.9)
Adjusted Free Cash Flow After Investments and Dividends	$28.5	$138.3	$538.9

Capital expenditures – lease fleet	$668.8	$928.8	$547.2
Less:
Payments to retire debt	(1,518.9)	(1,578.5)	(2,315.8)
Proceeds from issuance of debt	1,652.7	2,000.6	2,444.1
Net proceeds from (repayments of) debt	133.8	422.1	128.3
Equity CapEx for leased railcars	$535.0	$506.7	$418.9
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We manage interest rate exposure by limiting variable rate exposures to a percentage of total debt and by entering into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps and interest rate caps. Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 26.6% of our total debt as of December 31, 2023. If interest rates average one percentage point more in fiscal year 2024 than they did during 2023, our interest expense would increase by $8.7 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2022, we estimated that if interest rates averaged one percentage point more in fiscal year 2023 than they did during 2022, our interest expense would have increased by $12.3 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2023 and 2022. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $110.9 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $115.7 million.
We use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2023, a hypothetical 10% change in foreign currency exchange rates on our forward contracts and options would not have a material impact on the Consolidated Financial Statements.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2023 was $55.5 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Recognition of deferred tax assets and liabilities

Description of the Matter
As more fully described in Note 10 to the consolidated financial statements, at December 31, 2023, the Company had gross deferred tax assets related to deductible temporary differences of $180.0 million, offset by a valuation allowance of $21.6 million, and deferred tax liabilities of $1,261.1 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the recognition of deferred tax assets and liabilities, including controls over the completeness and accuracy of permanent and temporary differences, the valuation of deferred income tax assets and liabilities and changes in tax laws and regulations that may impact the Company’s deferred income tax provision.
Among other audit procedures performed, we (i) obtained an understanding of the Company’s overall tax structure, including any changes in the Company’s tax structure that occurred during the year as well as any changes in tax law that could impact the recognition of deferred tax assets and liabilities; (ii) utilized tax resources with appropriate knowledge of jurisdictional laws and regulations; (iii) tested the completeness and accuracy of deferred tax assets and liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities; and (iv) tested the completeness and accuracy of the underlying data. In addition, we assessed the reasonableness of the Company’s deferred income tax provision based on interpretation of tax law in each jurisdiction in which the Company operates.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1958.
Dallas, Texas
February 22, 2024

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Revenues:
Manufacturing	$2,113.3	$1,207.5	$781.4
Leasing	870.0	769.8	734.6
	2,983.3	1,977.3	1,516.0
Operating costs:
Cost of revenues:
Manufacturing	1,988.0	1,186.6	769.9
Leasing	468.2	423.0	391.6
	2,456.2	1,609.6	1,161.5
Selling, engineering, and administrative expenses:
Manufacturing	35.9	34.2	32.5
Leasing	56.6	54.0	50.6
Other	109.4	97.2	96.5
	201.9	185.4	179.6
Gains on dispositions of property:
Lease portfolio sales	82.8	127.5	54.1
Other	6.8	25.2	24.1
	89.6	152.7	78.2
Restructuring activities, net	(2.2)	1.0	(3.7)
Total operating profit	417.0	334.0	256.8
Other (income) expense:
Interest expense, net	265.5	207.6	191.4
Loss on extinguishment of debt	—	1.5	11.7
Pension plan settlement	—	—	(0.6)
Other, net	2.5	(1.6)	(0.9)
	268.0	207.5	201.6
Income from continuing operations before income taxes	149.0	126.5	55.2
Provision (benefit) for income taxes:
Current	50.5	12.9	2.8
Deferred	(41.5)	14.7	13.1
	9.0	27.6	15.9
Income from continuing operations	140.0	98.9	39.3
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(3.6), $(1.1), and $3.5	(13.4)	(20.3)	11.1
Gain (loss) on sale of discontinued operations, net of provision (benefit) for income taxes of $—, $(1.4), and $51.9	—	(5.7)	131.4
Net income	126.6	72.9	181.8
Net income (loss) attributable to noncontrolling interest	20.6	12.8	(0.2)
Net income attributable to Trinity Industries, Inc.	$106.0	$60.1	$182.0

Basic earnings per common share:
Income from continuing operations	$1.47	$1.05	$0.39
Income (loss) from discontinued operations	(0.16)	(0.32)	1.40
Basic net income attributable to Trinity Industries Inc.	$1.31	$0.73	$1.79
Diluted earnings per common share:
Income from continuing operations	$1.43	$1.02	$0.38
Income (loss) from discontinued operations	(0.16)	(0.31)	1.37
Diluted net income attributable to Trinity Industries Inc.	$1.27	$0.71	$1.75
Weighted average number of shares outstanding:
Basic	81.2	81.9	101.5
Diluted	83.4	84.2	103.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$126.6	$72.9	$181.8
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains arising during the period, net of tax expense of $3.3, $9.2, and $2.8	10.6	29.3	9.2
Reclassification adjustments for (gains) losses included in net income, net of tax benefit of $7.4, $0.8, and $1.2	(26.1)	3.5	5.4
Defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(0.1), $0.5, and $0.1	(0.3)	2.1	0.3
Amortization of net actuarial losses, net of tax benefit of $—, $0.1, and $0.1	0.1	0.2	0.2
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, and $—	—	1.3	—
	(15.7)	36.4	15.1
Comprehensive income	110.9	109.3	196.9
Less: comprehensive income attributable to noncontrolling interest	13.6	12.5	1.0
Comprehensive income attributable to Trinity Industries, Inc.	$97.3	$96.8	$195.9
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Cash and cash equivalents	$105.7	$79.6
Receivables, net of allowance of $15.9 and $16.0	363.5	323.5
Income tax receivable	5.2	7.8
Inventories:
Raw materials and supplies	419.4	423.6
Work in process	142.4	164.2
Finished goods	122.5	41.6
	684.3	629.4
Restricted cash, including partially-owned subsidiaries of $30.6 and $74.4	129.4	214.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,922.5 and $1,917.6	9,539.6	9,272.6
Less accumulated depreciation, including partially-owned subsidiaries of $644.7 and $599.0	(2,534.8)	(2,385.8)
	7,004.8	6,886.8
Goodwill	221.5	195.9
Other assets	392.1	386.6
Total assets	$8,906.5	$8,724.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$305.3	$287.5
Accrued liabilities	302.3	261.0
Debt:
Recourse	794.6	624.1
Non-recourse:
Wholly-owned subsidiaries	3,819.2	3,800.7
Partially-owned subsidiaries	1,140.4	1,182.8
	5,754.2	5,607.6
Deferred income taxes	1,103.5	1,134.7
Other liabilities	165.7	163.9
Total liabilities	7,631.0	7,454.7

Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2023 and 2022 – 400.0; shares issued and outstanding at December 31, 2023 – 81.8; at December 31, 2022 – 81.1	0.8	0.8
Capital in excess of par value	15.4	—
Retained earnings	1,010.5	992.6
Accumulated other comprehensive income	11.0	19.7
Treasury stock – shares at December 31, 2023 – 0.0; at December 31, 2022 – 0.0	(0.6)	(0.7)
	1,037.1	1,012.4
Noncontrolling interest	238.4	257.2
Total stockholders' equity	1,275.5	1,269.6
Total liabilities and stockholders' equity	$8,906.5	$8,724.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating activities:
Net income	$126.6	$72.9	$181.8
(Income) loss from discontinued operations, net of income taxes	13.4	20.3	(11.1)
(Gain) loss on sale of discontinued operations, net of income taxes	—	5.7	(131.4)
Adjustments to reconcile net income to net cash provided by operating activities − continuing operations:
Depreciation and amortization	293.2	276.4	265.7
Stock-based compensation expense	22.7	22.5	20.7
Provision (benefit) for deferred income taxes	(41.5)	14.7	13.1
Net gains on lease portfolio sales	(82.8)	(126.2)	(54.1)
Gains on dispositions of property and other assets	(0.5)	(18.0)	(20.0)
Gains on insurance recoveries from property damage	(6.3)	(7.5)	(7.8)
Non-cash impact of restructuring activities	(2.2)	—	—
Non-cash interest expense	12.7	13.2	13.7
Loss on extinguishment of debt	—	1.5	11.7
Other	(5.7)	(5.3)	(3.1)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(22.0)	(92.0)	(64.3)
(Increase) decrease in income tax receivable	—	(2.4)	440.4
(Increase) decrease in inventories	(54.9)	(193.4)	(147.7)
(Increase) decrease in other assets	(0.6)	(11.5)	11.4
Increase (decrease) in accounts payable	2.2	78.4	59.2
Increase (decrease) in accrued liabilities	53.2	(37.2)	36.5
Increase (decrease) in other liabilities	1.5	(2.9)	0.9
Net cash provided by operating activities – continuing operations	309.0	9.2	615.6
Net cash used in operating activities – discontinued operations	(13.4)	(22.0)	(3.8)
Net cash provided by (used in) operating activities	295.6	(12.8)	611.8
Investing activities:
Proceeds from dispositions of property and other assets	19.9	44.0	40.5
Proceeds from lease portfolio sales	381.8	750.7	454.3
Capital expenditures – lease fleet	(668.8)	(928.8)	(547.2)
Capital expenditures – manufacturing and other	(41.3)	(38.0)	(23.6)
Acquisitions, net of cash acquired	(62.2)	(80.4)	(16.6)
Proceeds from insurance recoveries	5.1	10.0	9.5
Equity investments	(1.1)	(15.5)	0.1
Other	3.6	—	—
Net cash used in investing activities – continuing operations	(363.0)	(258.0)	(83.0)
Proceeds (payments) related to sale of discontinued operations	—	(2.7)	364.7
Net cash used in investing activities – discontinued operations	—	—	(5.4)
Net cash provided by (used in) investing activities	(363.0)	(260.7)	276.3
Financing activities:
Payments to retire debt	(1,518.9)	(1,578.5)	(2,315.8)
Proceeds from issuance of debt	1,652.7	2,000.6	2,444.1
Shares repurchased	—	(51.8)	(833.4)
Dividends paid to common shareholders	(86.0)	(76.9)	(88.5)
Purchase of shares to satisfy employee tax on vested stock	(7.2)	(5.7)	(9.3)
Distributions to noncontrolling interest	(32.4)	(22.3)	(11.2)
Net cash provided by (used in) financing activities	8.2	265.4	(814.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59.2)	(8.1)	74.0
Cash, cash equivalents, and restricted cash at beginning of period	294.3	302.4	228.4
Cash, cash equivalents, and restricted cash at end of period	$235.1	$294.3	$302.4

Supplemental disclosure of cash flow information:
Interest paid	$246.2	$190.5	$178.4
Income tax (payments), net of refunds	$(42.4)	$(19.3)	$435.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2020	111.2	$1.1	$—	$1,769.4	$(30.9)	(0.1)	$(0.8)	$1,738.8	$277.2	$2,016.0
Net income (loss)	—	—	—	182.0	—	—	—	182.0	(0.2)	181.8
Other comprehensive income	—	—	—	—	13.9	—	—	13.9	1.2	15.1
Cash dividends declared on common stock (1)	—	—	—	(84.3)	—	—	—	(84.3)	—	(84.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	20.7	—	—	—	—	20.7	—	20.7
Settlement of share-based awards, net	1.2	—	4.3	(0.5)	—	(0.5)	(13.5)	(9.7)	—	(9.7)
Shares repurchased	—	—	—	—	—	(25.2)	(706.6)	(706.6)	—	(706.6)
Accelerated share repurchase agreement	—	—	(25.0)	—	—	(3.3)	(100.0)	(125.0)	—	(125.0)
Retirement of treasury stock	(29.1)	(0.3)	—	(820.0)	—	29.1	820.3	—	—	—
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income	—	—	—	60.1	—	—	—	60.1	12.8	72.9
Other comprehensive income (loss)	—	—	—	—	36.7	—	—	36.7	(0.3)	36.4
Cash dividends declared on common stock (1)	—	—	—	(78.9)	—	—	—	(78.9)	—	(78.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(22.3)	(22.3)
Stock-based compensation expense	—	—	22.5	—	—	—	—	22.5	—	22.5
Settlement of share-based awards, net	0.9	—	1.1	—	—	(0.3)	(7.1)	(6.0)	—	(6.0)
Shares repurchased	—	—	—	—	—	(2.0)	(51.8)	(51.8)	—	(51.8)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(3.1)	—	(48.6)	(35.2)	—	3.1	83.8	—	—	—
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	106.0	—	—	—	106.0	20.6	126.6
Other comprehensive loss	—	—	—	—	(8.7)	—	—	(8.7)	(7.0)	(15.7)
Cash dividends declared on common stock (1)	—	—	—	(88.1)	—	—	—	(88.1)	—	(88.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(32.4)	(32.4)
Stock-based compensation expense	—	—	22.7	—	—	—	—	22.7	—	22.7
Settlement of share-based awards, net	1.0	—	0.7	—	—	(0.3)	(7.9)	(7.2)	—	(7.2)
Retirement of treasury stock	(0.3)	—	(8.0)	—	—	0.3	8.0	—	—	—
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
(1) Dividends of $1.06, $0.95, and $0.86 per common share for the years ended December 31, 2023, 2022, and 2021, respectively.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") include the accounts of our wholly-owned subsidiaries and our partially-owned subsidiaries, TRIP Rail Holdings LLC ("TRIP Holdings"), RIV 2013 Rail Holdings LLC ("RIV 2013"), and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2023 presentation.
Sale of Highway Products Business
In the fourth quarter of 2021, the Company completed the sale of Trinity Highway Products, LLC (“THP”), a wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of THP, to Rush Hour Intermediate II, LLC ("Rush Hour"), an entity owned by an affiliated investment fund of Monomoy Capital Partners, for an aggregate purchase price of $375.0 million. A final working capital adjustment was recorded in 2022.
We concluded that the sale of THP represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2023 Annual Report on Form 10-K. Results of prior periods have been recast to reflect these changes and present results on a comparable basis. See Note 2 for further information related to the sale of THP.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. For all contracts with customers, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we are the principal in our contracts with customers and report revenues on a gross basis as we control the product or service before it is transferred to a customer. We act as an agent for a small number of service contracts and report those revenues on a net basis as we do not control the services before they are provided to the customer. Payments for our products and services are generally due within normal commercial terms. The following is a description of the principal activities from which we generate our revenue, separated by reportable segments. See Note 4 for a further discussion regarding our reportable segments.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of December 31, 2023 and 2022.
We report all sales of railcars from the lease fleet and selling profit or loss associated with sales-type leases as a net gain or loss from the disposal of a long-term asset in accordance with Accounting Standards Codification ("ASC") 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
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
Revenue is recognized over time as repair and maintenance projects and sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $21.4 million and $2.9 million as of December 31, 2023 and 2022, respectively, related to unbilled revenues recognized on repair and maintenance services and sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2023 and the percentage of the outstanding performance obligations as of December 31, 2023 expected to be delivered during 2024:

	Unsatisfied performance obligations at December 31, 2023
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Rail Products Group:
New railcars:
External customers	$2,896.5
Leasing Group	304.4
	$3,200.9	53.4%
Sustainable railcar conversions	$81.9	100.0%
Maintenance services	$6.6	100.0%

Railcar Leasing and Management Services Group	$65.0	27.0%
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

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to thirteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2023, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations
Operating lease expense	$19.5	$18.2	$15.2
Short-term lease expense	$—	$0.4	$0.2

Consolidated Statements of Cash Flows
Cash flows from operating activities	$19.5	$18.2	$15.2
Right-of-use assets recognized in exchange for new lease liabilities	$24.1	$28.8	$23.0

		December 31, 2023	December 31, 2022
Consolidated Balance Sheets
Right-of-use assets (1)		$100.6	$93.1
Lease liabilities (2)		$118.2	$114.8
Weighted average remaining lease term		9.3 years	9.9 years
Weighted average discount rate		3.6%	2.8%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Leasing Group	Non-Leasing Group	Total
2024	$10.1	$10.0	$20.1
2025	8.8	9.0	17.8
2026	8.0	8.3	16.3
2027	7.0	8.1	15.1
2028	4.3	7.3	11.6
Thereafter	6.7	51.4	58.1
Total operating lease payments	$44.9	$94.1	$139.0
Less: Present value adjustment			(20.8)
Total operating lease liabilities			$118.2

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of December 31, 2023, non-Leasing Group operating leases were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases in our Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Operating lease revenues	$731.5	$679.4	$652.5
Variable operating lease revenues	$68.7	$60.3	$54.2
Interest income on sales-type lease receivables	$0.7	$0.7	$—
Profit recognized at sales-type lease commencement (1)	$—	$1.3	$—
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2024	$682.3
2025	556.5
2026	435.3
2027	318.4
2028	184.9
Thereafter	320.0
Total	$2,497.4
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

2024	$1.1
2025	1.1
2026	1.1
2027	1.1
2028	1.1
Thereafter	9.0
Total	14.5
Less: Unearned interest income	(4.3)
Net investment in sales-type leases (1)	$10.2
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the year ended December 31, 2023, we recognized approximately $3.1 million of credit loss expense and approximately $0.6 million of recoveries and other adjustments, and wrote off $0.3 million related to our trade receivables that are in scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $10.6 million at December 31, 2022 to $12.8 million at December 31, 2023. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The costs of ordinary maintenance and repair are charged to operating costs. The estimated useful lives are as follows:

Buildings and improvements	5 – 30 years
Leasehold improvements	Generally over the term of the lease
Machinery and equipment	Generally 3 – 15 years
Information systems hardware and software	3 – 5 years
Railcars in our lease fleet	Generally 35 – 40 years
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. We did not identify any indicators of impairment during the years ended December 31, 2023, 2022, or 2021.
Assets Held for Sale
We classify our facilities as assets held for sale at the time management commits to a plan to sell the facility, and the sale is expected to be completed within one year. Assets held for sale are recorded at fair value, less any costs to sell, and are no longer subject to depreciation. As of December 31, 2023 and 2022, assets held for sale totaling $2.1 million and $6.6 million, respectively, are included in the other assets line of our Consolidated Balance Sheets.

Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Indefinite-lived intangible assets are not subject to amortization but are required to be evaluated for impairment at least annually. We have historically performed our annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31 of each year. During 2023, we voluntarily changed the date of our annual impairment tests from December 31 to October 1. This voluntary change in accounting is preferable under the circumstances as it better aligns with our annual forecasting and strategic planning process, which is a key component of the annual impairment test models. Further, the change will provide management with additional time to perform and complete its annual impairment assessment. This voluntary change did not result in a delay, acceleration, or avoidance of an impairment charge. The change in measurement date has been applied prospectively as of October 1, 2023 as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in prior periods without the benefit of hindsight. As such, the annual impairment tests of goodwill and indefinite-lived intangible assets for the year ended December 31, 2023 were performed as of October 1, 2023.
The quantitative goodwill impairment test is a two-step process, with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of Level 3 inputs, related to revenue and operating profit results, discount rates, terminal growth rates, and exit multiples. As of October 1, 2023 and December 31, 2022, we completed our annual impairment tests of goodwill at the reporting unit level and determined that no impairment charges were necessary.
If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. As of December 31, 2023 and 2022, indefinite-lived intangible assets, which are comprised of trade names of recently acquired businesses, totaled $11.2 million and $4.4 million. As of October 1, 2023 and December 31, 2022, we completed our evaluations of each indefinite-lived intangible asset and determined that no impairment charges were necessary.
The net book value of our finite-lived intangible assets totaled $95.5 million and $74.6 million as of December 31, 2023 and 2022, respectively, which are amortized over their estimated useful lives, ranging from one year to fifteen years. We evaluate the carrying value of our finite-lived intangible assets for potential impairment when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We did not identify any impairment indicators during the years ended December 31, 2023, 2022, or 2021.
See Note 2 and Note 8 for further information regarding the changes in the carrying amounts of our goodwill and intangible assets related to acquisition activity for the years ended December 31, 2023 and 2022.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for our non-recourse debt and lease obligations. As such, they are restricted in use.
Investments in Affiliates
We continuously evaluate our investments in and other contractual arrangements with third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings, RIV 2013, and Trinity Global Ventures. At December 31, 2023, the carrying value of our investments in these entities totaled $126.2 million. See Note 5 for further information regarding investments in which we have a controlling interest.
Insurance
We are effectively self-insured for workers' compensation and employee health care claims. A third-party administrator is used to process claims. We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends. As of December 31, 2023, our liabilities associated with workers' compensation and group medical insurance were $35.0 million and $4.5 million, respectively, and are included in the accrued liabilities line of our Consolidated Balance Sheets.

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance	$3.3	$3.1	$11.3
Warranty costs incurred	(2.5)	(2.7)	(7.4)
Warranty originations and revisions	3.3	3.2	0.1
Warranty expirations	(0.8)	(0.3)	(0.9)
Ending balance	$3.3	$3.3	$3.1
Foreign Currency Transactions
The functional currency of our Mexico operations is the United States dollar. Certain transactions in Mexico occur in currencies other than the United States dollar. The remeasurement impact of foreign currency fluctuations on these transactions is recorded in other, net (income) expense in our Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
Adopted in 2023
ASU 2022-04 – In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose information about the key terms of these programs, outstanding amounts as of the end of the reporting period, a description of where in the financial statements outstanding amounts are presented, and a rollforward of these obligations.
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

Amounts due to our participating suppliers in the SCF program are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows. The following is a summary of our outstanding obligations confirmed as valid under the supplier finance program for the year ended December 31, 2023:

Year Ended
December 31, 2023
(in millions)
Confirmed obligations outstanding at December 31, 2022	$22.8
Invoices confirmed	91.3
Confirmed invoices paid	(95.8)
Confirmed obligations outstanding at December 31, 2023	$18.3
Not Yet Adopted
ASU 2023-07 – In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures," which improves disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM, and interim period disclosure of all current ASC 280, Segment Reporting, annual disclosures about a reportable segment's profit or loss and assets. ASU 2023-07 is effective for public companies during annual reporting periods beginning after December 15, 2023 and during interim reporting periods beginning after December 15, 2024 and is to be adopted on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact ASU 2023-07 will have on our segment reporting disclosures.
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which enhances transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires, on an annual basis, a tabular disclosure using specific categories in the rate reconciliation and providing additional information for reconciling items that meet a quantitative threshold, as well as the disaggregation of income taxes paid by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies during annual reporting periods beginning after December 15, 2024 on a prospective basis, with an option for retrospective application. Early adoption is permitted. We are currently evaluating the impact ASU-2023-09 will have on our income tax disclosures.
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
Acquisitions
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
Based on our preliminary purchase price allocation recorded during the first quarter of 2023, we recorded identifiable intangible assets of $37.4 million, goodwill of $26.3 million, and certain other assets, net of liabilities, totaling $8.4 million. The identifiable intangible assets, with the exception of the trade name, which is considered an indefinite-lived intangible asset, are being amortized over their estimated useful lives, ranging from 5 years to 15 years. During 2023, we made immaterial purchase price allocation adjustments to certain assets, which included a final working capital adjustment. Additionally, during the fourth quarter of 2023, we completed the sale of an intermodal transportation services business, which was a wholly-owned subsidiary of RSI, for a sales price of approximately $4.4 million. The disposal group included identifiable intangible assets of $1.6 million, goodwill of $1.2 million, and certain other assets, net of liabilities, totaling $1.6 million, resulting in final goodwill attributable to the RSI acquisition of $25.6 million as of December 31, 2023.
Acquisition of Holden America
On December 30, 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The aggregate purchase price, when combined with the potential additional future consideration described below, resulted in total consideration of $87.1 million. This transaction was recorded as a business combination within the Rail Products Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. Based on our preliminary purchase price allocation recorded during the year ended December 31, 2022, we recorded identifiable intangible assets of $45.9 million, goodwill of $36.4 million, and certain other immaterial assets and liabilities. The identifiable intangible assets, with the exception of the trade name, which is considered an indefinite-lived intangible asset, are being amortized over their estimated useful lives, ranging from 1 year to 15 years. During 2023, we made immaterial adjustments to certain assets and liabilities to finalize our purchase price allocation.
The purchase agreement included minimum additional consideration of $10.0 million, which is payable in installments of $5.0 million per year for the next two years. The purchase agreement also contained a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an initial estimated fair value of $15.7 million as of December 31, 2022 and is remeasured at each reporting period using Level 3 inputs. As of December 31, 2023, the estimated fair value of the additional consideration was $20.0 million. The change in fair value is included in selling, engineering, and administrative expenses in our Consolidated Statements of Operations for the year ended December 31, 2023.
Other Acquisitions
In June 2022, the Leasing Group acquired a portfolio of railcars for $132.1 million in cash. This transaction was recorded as an asset acquisition within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. As a result of the purchase transaction, the Leasing Group acquired approximately 3,800 railcars, substantially all of which are currently under lease to third parties. We recorded acquired railcars of $125.0 million, lease-related intangible assets of $7.8 million, and certain other immaterial assets and liabilities in our Consolidated Balance Sheets as of the purchase date.
In May 2022, we completed the acquisition of a company that owns and operates an end-to-end rail logistics software platform providing a real-time data universe to freight rail shippers and operators. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. The acquisition did not have a significant impact on our Consolidated Financial Statements. Based on our purchase price allocation, we recorded intellectual property of $5.2 million, which will be amortized over five years, goodwill of $5.3 million, and certain other immaterial assets and liabilities.
See Note 8 for further information regarding goodwill and intangible assets recorded as a result of these acquisitions.

Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of our highway products business, THP. The sale closed on December 31, 2021, and we received net proceeds of approximately $364.7 million, after certain adjustments and closing costs. We concluded that the sale of THP represented a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, we have presented the operating results and cash flows of THP as discontinued operations for all periods in this 2023 Annual Report on Form 10-K.
In connection with the sale, the Company agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations below include certain legal expenses that were directly attributable to the highway products business. Expenses related to these retained obligations incurred during the years ended December 31, 2023 and 2022 were, and similar expenses that may be incurred in the future will likewise be, reported in discontinued operations. See Note 15 for further information regarding obligations retained in connection with the THP sale.
The following is a summary of operating results related to the THP business included in income (loss) from discontinued operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues	$—	$—	$296.5
Cost of revenues	—	—	216.6
Selling, engineering, and administrative expenses	17.0	21.4	65.3
Income (loss) from discontinued operations before income taxes	(17.0)	(21.4)	14.6
Provision (benefit) for income taxes	(3.6)	(1.1)	2.7
Income (loss) from discontinued operations, net of income taxes	$(13.4)	$(20.3)	$11.9
Additionally, during the year ended December 31, 2022, we recorded a loss on sale of discontinued operations of $5.8 million ($4.4 million, net of income taxes), which included a $2.7 million payment to Rush Hour representing a final working capital adjustment, as well as additional transaction costs incurred during the period. During the year ended December 31, 2021, we recorded a gain on sale of discontinued operations of $183.3 million ($131.4 million, net of income taxes).
Other discontinued operations
In addition to the THP activities disclosed above, results include certain amounts related to businesses previously disposed, including $1.3 million of loss on sale of discontinued operations, net of income taxes for the year ended December 31, 2022, and a loss of $0.8 million included in income (loss) from discontinued operations, net of income taxes for the year ended December 31, 2021.
Note 3. Derivative Instruments and Fair Value Measurements
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for by recording the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss ("AOCI") as a separate component of stockholders' equity. These accumulated gains or losses are reclassified into earnings in the periods during which the hedged transactions affect earnings. Derivative instruments that are not designated as hedges are accounted for by recording the realized and unrealized gains or losses on the derivative instrument in other, net (income) expense in our Consolidated Statements of Operations. We continuously monitor our derivative positions and the credit ratings of our counterparties and do not anticipate losses due to non-performance. See Note 9 for a description of our debt instruments.

Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2023
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.2	$—
TRIP Holdings warehouse loan (2)	$788.5	3.60%	$—	$—	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.4	$0.6
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.2)	$—
Open hedges:
2017 promissory notes – interest rate swap	$408.1	2.31%	$13.1	$(12.5)	$—
TRL-2023 term loan (3)	$267.6	3.79%	$(2.5)	$2.7	$—
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

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months
	2023	2022	2021
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.2	$0.2	$0.2	$0.2
TRIP Holdings warehouse loan	$0.1	$1.2	$1.8	$—
TRIP Master Funding secured railcar equipment notes	$—	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.7	$0.4	$—	$0.7
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(11.7)	$4.0	$12.3	$(11.7)
TRL-2023 term loan	$(2.2)	$—	$—	$(2.7)
(1) Based on the fair value of open hedges as of December 31, 2023.

Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of eighteen months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at December 31, 2023		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCI – loss/(income)	Year Ended December 31,			Expected effect during next twelve months (1)
Instrument				2023	2022	2021
	(in millions)
Forward contracts	$125.3	$5.8	$(6.5)	$(7.1)	$(1.4)	$(7.7)	$(5.8)
Options	$16.4	$1.0	$(0.4)	$1.4	$—	$—	$(0.4)
(1) Based on the fair value of open hedges as of December 31, 2023.

Derivatives Not Designated as Hedging Instruments

			Asset/ (Liability) at December 31, 2023	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Year Ended December 31,
				2023	2022	2021
	($ in millions)
Interest rate derivatives (1):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$6.6	$(5.4)	$(1.6)	$—
TILC – interest rate cap	$800.0	2.50%	$(6.6)	$5.4	$1.6	$—
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2023	December 31, 2022
	(in millions)
Assets:
Cash equivalents	$78.7	$29.8
Restricted cash	129.4	214.7
Total assets	$208.1	$244.5

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

	Level 2
	December 31, 2023	December 31, 2022
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$13.1	$19.7
Foreign currency forward contracts	5.8	2.0
Foreign currency options	1.0	—
Derivatives not designated as hedging instruments:
TILC warehouse facility – interest rate cap	6.6	21.6
Total assets	$26.5	$43.3

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$2.5	$—
Derivatives not designated as hedging instruments:
TILC – interest rate cap	6.6	21.6
Total liabilities	$9.1	$21.6
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2023 and 2022, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy, except as described in Note 2.
See Note 2 for more information regarding non-recurring fair value measurements involving Level 3 inputs resulting from acquisition activity. See Note 9 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.
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
Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment. Our CODM regularly reviews the operating results of our reportable segments in order to assess performance and allocate resources. Our CODM does not consider restructuring activities when evaluating segment operating results; therefore, restructuring activities are not allocated to segment profit or loss.

Sales and related net profits ("deferred profit") from the Rail Products Group to the Leasing Group are recorded in the Rail Products Group and eliminated in consolidation and are reflected in "Eliminations − Lease subsidiary" in the tables below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars. Lease portfolio sales are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2023
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$870.0	$2,113.3	$—	$—	$—	$2,983.3
Intersegment revenue	0.9	589.7	—	(589.7)	(0.9)	—
Total revenues	$870.9	$2,703.0	$—	$(589.7)	$(0.9)	$2,983.3

Depreciation & amortization	$244.6	$43.7	$4.9	$—	$—	$293.2
Capital expenditures	$671.5	$37.1	$1.5	$—	$—	$710.1

	Year Ended December 31, 2022
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$769.8	$1,207.5	$—	$—	$—	$1,977.3
Intersegment revenue	0.8	867.2	—	(867.2)	(0.8)	—
Total revenues	$770.6	$2,074.7	$—	$(867.2)	$(0.8)	$1,977.3

Depreciation & amortization	$236.4	$34.8	$5.2	$—	$—	$276.4
Capital expenditures	$928.8	$35.7	$2.3	$—	$—	$966.8

	Year Ended December 31, 2021
	Railcar Leasing and Management Services Group	Rail Products Group	Corporate and other	Eliminations – Lease Subsidiary	Eliminations – Other	Consolidated Total
External revenue	$734.6	$781.4	$—	$—	$—	$1,516.0
Intersegment revenue	0.7	483.4	—	(478.5)	(5.6)	—
Total revenues	$735.3	$1,264.8	$—	$(478.5)	$(5.6)	$1,516.0

Depreciation & amortization	$226.0	$33.6	$6.1	$—	$—	$265.7
Capital expenditures	$547.2	$21.3	$2.3	$—	$—	$570.8

The reconciliation of segment operating profit to consolidated net income is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating profit:
Railcar Leasing and Management Services Group	$428.5	$423.3	$350.9
Rail Products Group	129.4	59.1	4.7
Segment Totals	557.9	482.4	355.6
Corporate and other	(108.3)	(80.8)	(84.1)
Restructuring activities, net	2.2	(1.0)	3.7
Eliminations – Lease Subsidiary	(36.1)	(65.2)	(17.2)
Eliminations – Other	1.3	(1.4)	(1.2)
Consolidated operating profit	417.0	334.0	256.8
Other (income) expense	268.0	207.5	201.6
Provision (benefit) for income taxes	9.0	27.6	15.9
Income (loss) from discontinued operations, net of income taxes	(13.4)	(20.3)	11.1
Gain (loss) on sale of discontinued operations, net of income taxes	—	(5.7)	131.4
Net income	$126.6	$72.9	$181.8
Total assets for these segments is shown in the table below.

	December 31, 2023	December 31, 2022
	(in millions)
Railcar Leasing and Management Services Group	$7,895.7	$7,779.9
Rail Products Group	1,474.7	1,440.5
Segment Totals	9,370.4	9,220.4
Corporate and other	286.3	267.2
Eliminations – Lease Subsidiary	(750.2)	(763.3)
Total assets	$8,906.5	$8,724.3
Corporate and other assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2023, 2022, and 2021 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2023 and 2022 were $590.0 million and $571.7 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2023 and 2022 were $96.1 million and $96.3 million, respectively.
One customer in the Rail Products Group comprised approximately 13%, 17%, and 22% of our consolidated revenues during the years ended December 31, 2023, 2022, and 2021, respectively.
Effective January 1, 2024, the Company modified its organizational structure to better leverage our maintenance services capabilities to support lease fleet optimization and to grow our services and parts businesses. The new structure will result in a change to our reportable segments beginning in 2024. In connection with this organizational update, we will align the maintenance services business, which is currently reported in the Rail Products Group, to be presented within our leasing business. This change aligns with the way in which our CODM will assess performance and allocate resources. Consequently, beginning January 1, 2024, we will report our operating results in two reportable segments: (1) Railcar Leasing and Services Group, formerly the Railcar Leasing and Management Services Group, and (2) Rail Products Group. These changes will have no impact to our previously reported consolidated results of operations, financial position, or cash flows. All prior period segment results will be recast to reflect these changes and present results on a comparable basis in future filings, beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

Note 5. Partially-Owned Subsidiaries
Investments in Leasing Subsidiaries
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
At December 31, 2023, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $124.0 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
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
See Note 9 for additional information regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Other Investment in Consolidated Affiliate
In February 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At December 31, 2023, the carrying value of our investment in Trinity Global Ventures totaled $2.2 million, which is eliminated in consolidation.
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

Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2023, the carrying value of TILC’s equity investment in Signal Rail was $20.2 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.
Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, and administrative services, as well as other railcar logistics products and services. Selected consolidated financial information for the Leasing Group is as follows:

	December 31, 2023
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$6.7	$—	$6.7	$—	$6.7
Accounts receivable	141.8	15.9	157.7		157.7
Property, plant, and equipment, net	5,940.7	1,473.2	7,413.9	(750.2)	6,663.7
Restricted cash	98.8	30.6	129.4	—	129.4
Other assets	186.2	1.8	188.0	—	188.0
Total assets	$6,374.2	$1,521.5	$7,895.7	$(750.2)	$7,145.5

Accounts payable and accrued liabilities	$131.8	$33.1	$164.9	$—	$164.9
Debt, net	3,819.2	1,140.4	4,959.6	—	4,959.6
Deferred income taxes	1,130.2	1.1	1,131.3	(171.9)	959.4
Other liabilities	40.2	—	40.2	—	40.2
Total liabilities	5,121.4	1,174.6	6,296.0	(171.9)	6,124.1
Noncontrolling interest	—	236.3	236.3	—	236.3
Total Equity	$1,252.8	$110.6	$1,363.4	$(578.3)	$785.1

	December 31, 2022
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Total Leasing Group	Eliminations – Lease Subsidiary (1)	Adjusted Total Leasing Group
	(in millions)
Cash and cash equivalents	$2.6	$—	$2.6	$—	$2.6
Accounts receivable	89.9	10.8	100.7	—	100.7
Property, plant, and equipment, net	5,788.1	1,521.3	7,309.4	(763.3)	6,546.1
Restricted cash	140.3	74.4	214.7	—	214.7
Other assets	150.3	2.2	152.5	—	152.5
Total assets	$6,171.2	$1,608.7	$7,779.9	$(763.3)	$7,016.6

Accounts payable and accrued liabilities	$109.7	$44.1	$153.8	$—	$153.8
Debt, net	3,800.7	1,182.8	4,983.5	—	4,983.5
Deferred income taxes	1,152.3	1.1	1,153.4	(173.1)	980.3
Other liabilities	38.8	—	38.8	—	38.8
Total liabilities	5,101.5	1,228.0	6,329.5	(173.1)	6,156.4
Noncontrolling interest	—	257.2	257.2	—	257.2
Total Equity	$1,069.7	$123.5	$1,193.2	$(590.2)	$603.0
(1) Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation. Net deferred profit and the related deferred tax impact are included as adjustments to the property, plant, and equipment, net and deferred income taxes line items, respectively, in the Eliminations – Lease Subsidiary column above to reflect the net book value of the railcars purchased by the Leasing Group from the Rail Products Group based on manufacturing cost. See Note 5 and Note 9 for a further discussion regarding our investment in our partially-owned leasing subsidiaries and the related indebtedness.

	Year Ended December 31,			Percent Change
	2023	2022	2021	2023 versus 2022	2022 versus 2021
	($ in millions)
Revenues:
Leasing and management	$870.9	$770.6	$735.3	13.0%	4.8%

Operating profit (1):
Leasing and management	$345.7	$295.8	$296.8	16.9%	(0.3)%
Lease portfolio sales (2)	82.8	127.5	54.1	*	*
Total operating profit	$428.5	$423.3	$350.9	1.2%	20.6%
Total operating profit margin	49.2%	54.9%	47.7%

Leasing and management operating profit margin	39.7%	38.4%	40.4%

Selected expense information:
Depreciation and amortization (3)	$244.6	$236.4	$226.0	3.5%	4.6%
Maintenance and compliance	$138.9	$113.4	$95.0	22.5%	19.4%
Rent and ad valorem taxes	$15.9	$19.3	$18.4	(17.6)%	4.9%
Selling, engineering, and administrative expenses	$56.6	$54.0	$50.6	4.8%	6.7%
Interest (4)	$227.2	$186.7	$181.6	21.7%	2.8%
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
(3) Depreciation and amortization expense includes $5.6 million, $12.1 million, and $8.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program.
(4) Interest expense for the year ended December 31, 2022 includes $1.5 million of loss on extinguishment of debt associated with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement. Interest expense for the year ended December 31, 2021 includes $11.7 million of loss on extinguishment of debt associated with the refinancing of our partially-owned subsidiaries' debt.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2023	2022	2021
	($ in millions)
Lease portfolio sales	$381.8	$750.7	$460.7
Operating profit on lease portfolio sales (1)	$82.8	$126.2	$54.1
Operating profit margin on lease portfolio sales	21.7%	16.8%	11.7%
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

	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$674.8	$551.4	$432.1	$317.5	$184.7	$320.0	$2,480.5
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2023 consisted primarily of non-recourse debt. As of December 31, 2023, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,553.4 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2023 was $374.2 million. See Note 9 for more information regarding the Leasing Group's debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of December 31, 2023, TRIP Holdings held equipment with a net book value of $1,044.9 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of December 31, 2023, TRP-2021 equipment with a net book value of $428.3 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.0	$7.2	$6.9	$6.5	$4.3	$6.7	$39.6
Future contractual minimum rental revenues	$7.5	$5.1	$3.2	$0.9	$0.2	$—	$16.9
Operating lease obligations totaling $0.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. The Leasing Group also has future amounts due for operating lease obligations related to rail terminal warehouse, office spaces, and equipment leases of approximately $5.3 million, which is excluded from the table above.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2023	December 31, 2022
	(in millions)
Manufacturing/Maintenance/Corporate:
Land	$16.1	$15.7
Buildings and improvements	380.1	384.6
Machinery and other	391.6	405.5
Construction in progress	10.7	18.1
	798.5	823.9
Less: accumulated depreciation	(457.4)	(483.2)
	341.1	340.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	26.8	21.7
Equipment on lease	7,539.0	7,247.3
	7,565.8	7,269.0
Less: accumulated depreciation	(1,625.1)	(1,480.9)
	5,940.7	5,788.1
Partially-owned subsidiaries:
Equipment on lease	2,236.6	2,230.4
Less: accumulated depreciation	(763.4)	(709.1)
	1,473.2	1,521.3

Deferred profit on railcars sold to the Leasing Group	(1,061.3)	(1,050.7)
Less: accumulated amortization	311.1	287.4
	(750.2)	(763.3)
	$7,004.8	$6,886.8
We lease certain equipment and facilities under operating leases. See Note 1 for future operating lease obligations on non-Leasing Group leases. See Note 1 and Note 6 for information related to the lease agreements, future operating lease obligations, and future minimum rental revenues associated with the Leasing Group.
See Note 1 for more information regarding assets classified as held for sale as of December 31, 2023 and 2022.

Note 8. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by reportable segment are as follows:

	Railcar Leasing and Management Services Group	Rail Products Group	Total
	(in millions)
As of December 31, 2022	$7.1	$188.8	$195.9
Acquisitions and purchase price allocation adjustments (Note 2)	26.8	—	26.8
Divestitures (Note 2)	(1.2)	—	(1.2)
As of December 31, 2023	$32.7	$188.8	$221.5
Intangible Assets
A summary of our intangible assets, which are included in other assets in our Consolidated Balance Sheets, is as follows:

		December 31, 2023			December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Indefinite-lived intangible assets:
Trade names	*	$11.2	$—	$11.2	$4.4	$—	$4.4
Finite-lived intangible assets:
Customer relationships & backlog	14.3	53.6	(5.8)	47.8	35.4	—	35.4
Patents, developed technology, and other	9.3	36.6	(9.4)	27.2	25.9	(5.4)	20.5
Lease-related intangibles	10.8	35.9	(15.4)	20.5	31.6	(12.9)	18.7
Total finite-lived intangible assets		126.1	(30.6)	95.5	92.9	(18.3)	74.6
Total intangible assets		$137.3	$(30.6)	$106.7	$97.3	$(18.3)	$79.0
*Not subject to amortization
During the years ended December 31, 2023, 2022, and 2021, amortization expense related to our finite-lived intangible assets totaled $13.0 million, $5.5 million, and $4.6 million, respectively, which is included in cost of revenues in our Consolidated Statements of Operations. As of December 31, 2023, expected amortization expense related to our finite-lived intangible assets for the next five years is as follows:

Expected Amortization Expense
(in millions)
2024	$10.4
2025	$9.8
2026	$9.7
2027	$9.1
2028	$6.6

Note 9. Debt
The carrying amounts and estimated fair values of our debt are as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—	$225.0	$225.0
Senior notes due 2024, net of unamortized discount of $0.1 and $0.1	399.9	394.5	399.9	387.5
Senior notes due 2028	400.0	417.6	—	—
	799.9	812.1	624.9	612.5
Less: unamortized debt issuance costs	(5.3)		(0.8)
Total recourse debt	794.6		624.1

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2009 secured railcar equipment notes	99.7	100.3	115.8	116.6
2010 secured railcar equipment notes	181.2	176.5	204.1	197.1
2017 promissory notes, net of unamortized discount of $3.5 and $5.6	673.7	673.7	716.0	716.0
2018 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	378.0	355.2	398.9	360.9
2019 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.2	748.5	709.4	786.0	716.9
2020 secured railcar equipments notes, net of unamortized discount of $— and $—	311.3	277.9	330.4	284.6
2021 secured railcar equipment notes, net of unamortized discount of $— and $—	295.3	256.9	307.7	253.9
2022 secured railcar equipment notes, net of unamortized discount of $— and $—	232.7	220.2	241.1	239.7
TRL-2023 term loan	334.5	334.5	—	—
TILC warehouse facility	529.3	529.3	721.8	721.8
Other equipment financing	52.3	52.3	—	—
	3,836.5	3,686.2	3,821.8	3,607.5
Less: unamortized debt issuance costs	(17.3)		(21.1)
	3,819.2		3,800.7
Partially-owned subsidiaries:
TRP-2021 secured railcar equipment notes, net of unamortized discount of $— and $—	335.1	296.3	347.0	291.8
Triumph Rail secured railcar equipment notes, net of unamortized discount of $0.1 and $0.2	501.7	447.6	523.0	451.4
Tribute Rail secured railcar equipment notes, net of unamortized discount of $— and $0.1	311.0	300.1	322.6	281.1
	1,147.8	1,044.0	1,192.6	1,024.3
Less: unamortized debt issuance costs	(7.4)		(9.8)
	1,140.4		1,182.8
Total non–recourse debt	4,959.6		4,983.5
Total debt	$5,754.2	$5,542.3	$5,607.6	$5,244.3

The estimated fair values of our 7.75% senior notes due 2028 ("Senior Notes due 2028") and our 4.55% senior notes due 2024 ("Senior Notes due 2024") are based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of December 31, 2023, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the fair value approximates the carrying value.
Corporate – Recourse
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
During the year ended December 31, 2023, we had total borrowings of $515.0 million and total repayments of $740.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $17.4 million, leaving $582.6 million available for borrowing as of December 31, 2023. The majority of our outstanding letters of credit as of December 31, 2023 are scheduled to expire in October 2024. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.75%, for an all-in interest rate of 7.17% as of December 31, 2023. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of December 31, 2023).
The revolving credit facility places certain restrictions on the Company and its subsidiaries, including, but not limited to, the ability to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem, or repurchase certain debt; make loans and investments; sell assets; incur liens on assets; enter into transactions with affiliates; and consolidate, merge, or liquidate. Additionally, the revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2023, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
Senior Notes Due 2024 – In September 2014, we issued $400.0 million aggregate principal amount of 4.55% senior notes due October 2024. Interest on the Senior Notes due 2024 is payable semiannually commencing April 1, 2015. The Senior Notes due 2024 rank senior to existing and future subordinated debt and rank equal to existing and future senior indebtedness, including our revolving credit facility. The Senior Notes due 2024 are subordinated to all our existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes due 2024 contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. Our Senior Notes due 2024 are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under our revolving credit facility. See "Liquidity and Capital Resources" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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
Wholly-owned leasing subsidiaries
TRL VII – In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (the “2009 Notes”), of which $99.7 million was outstanding as of December 31, 2023. The 2009 Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (the “TRL-2010 Notes"), of which $181.2 million was outstanding as of December 31, 2023. The TRL-2010 Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL-2010 and Wilmington Trust Company, as indenture trustee. The TRL-2010 Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The TRL-2010 Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.
TILC Warehouse Loan Facility – TILC has a $1.0 billion warehouse loan facility, which was established to finance railcars owned by TILC. During the year ended December 31, 2023, we had total borrowings of $354.1 million and total repayments of $546.6 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $470.7 million, $218.0 million was available as of December 31, 2023 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.85%, for an all-in interest rate of 7.31% at December 31, 2023.

TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "Original 2017 Promissory Notes") due May 15, 2024. In November 2018, the Original 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). As of December 31, 2023, $677.2 million of the 2017 Promissory Notes was outstanding. In February 2023, we amended the Amended and Restated Loan Agreement and the TRL-2017 interest rate swap agreements to transition the benchmark rate from LIBOR to one-month term SOFR plus a benchmark adjustment. The Company elected to apply the optional accounting expedient under ASC 848, Reference Rate Reform, for hedging relationships affected by reference rate reform. The 2017 Promissory Notes bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 6.98% as of December 31, 2023, and are payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017.
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
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $95.6 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2018.
TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC, a Delaware limited liability company ("TRL-2019") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Notes"). The TRL-2019 Notes were issued pursuant to a Master Indenture, dated as of April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee. The TRL-2019 Notes, of which $425.3 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Notes"). The TRL-2019-2 Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019-2 Notes were issued pursuant to a Master Indenture, dated April 10, 2019 between TRL-2019 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2019-2 Supplement dated as of October 17, 2019. The TRL-2019 Class A-1 Notes, of which $43.7 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.

TRL-2020 – In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Notes were issued pursuant to a Master Indenture, dated November 19, 2020 between TRL-2020 and U.S. Bank National Association, as indenture trustee, as supplemented by a Series 2020-2 Supplement dated November 19, 2020. The TRL-2020 Class A-1 Notes, of which $50.5 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. The TRL-2020 Notes are obligations of TRL-2020 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2020.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes, of which $275.5 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 2.26%. The TRL-2021 Class B Notes, of which $19.8 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes, of which $232.7 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2022.
TRL-2023 Term Loan – In June 2023, TRL-2023 entered into a $340.0 million term loan agreement. The TRL-2023 term loan was established to finance railcars and related operating leases thereon purchased by TRL-2023 from TILC and TILC's warehouse loan facility. The TRL-2023 term loan bears interest at a variable rate of daily simple SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.80%, for an all-in interest rate of 7.23% as of December 31, 2023. The TRL-2023 term loan has a stated maturity date of June 12, 2028. We incurred $2.2 million in debt issuance costs, which will be amortized to interest expense over the term of the TRL-2023 term loan. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2023. Net proceeds received from the transaction were used to repay approximately $300.1 million of borrowings under TILC's warehouse loan facility and for general corporate purposes.
Other equipment financing – In December 2023, TILC sold to a third party, and subsequently leased back, certain railcars for total proceeds of $52.3 million. The transaction did not qualify as a sale-leaseback and is being accounted for as a financing transaction. Accordingly, no gain or loss was recorded in connection with this transaction, and the sold assets remain within property, plant, and equipment, net in our Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives for the duration of the lease. A financing liability equal to the amount of consideration received from the buyer-lessor was recorded within debt in our Consolidated Balance Sheets. A portion of the future lease payments that we make to the buyer-lessor will reduce the financing liability and the remainder will be recorded as interest expense. As of December 31, 2023, the carrying value of the financing liability was $52.3 million.

Partially-owned leasing subsidiaries
Triumph Rail – In June 2021, Triumph Rail issued an aggregate principal amount of (i) $535.0 million of its Series 2021-2 Class A Green Secured Railcar Equipment Notes (the “Triumph Class A Notes”) and (ii) $25.4 million of its Series 2021-2 Class B Green Secured Railcar Equipment Notes (the “Triumph Class B Notes”) (the Triumph Class A Notes and the Triumph Class B Notes are, collectively, the “Triumph Notes”). The Triumph Class A Notes, of which $476.4 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 2.15%. The Triumph Class B Notes, of which $25.4 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.08%. The Triumph Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The Triumph Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Triumph Rail's portfolio of railcars and operating leases thereon, its cash reserves, and other assets owned by Triumph Rail.
Tribute Rail – In May 2022, Tribute Rail issued an aggregate principal amount of (i) $290.0 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the “Class A Notes”) and (ii) $37.0 million of its Series 2022-1 Class B Green Secured Railcar Equipment Notes (the “Class B Notes”) (the Class A Notes and the Class B Notes are, collectively, the “Tribute Rail Notes”). The Class A Notes, of which $274.0 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 4.76%. The Class B Notes, of which $37.0 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 5.75%. The Tribute Rail Notes are payable monthly and have a stated final maturity date of May 17, 2052. The Tribute Rail Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Tribute Rail's portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by Tribute Rail.
TRP-2021 – In June 2021, TRP-2021 issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes, of which $314.1 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 2.07%. The TRP-2021 Class B Notes, of which $21.0 million was outstanding as of December 31, 2023, bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The TRP-2021 Notes are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013, and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and other assets owned by TRP-2021.
In connection with the refinancings of Triumph Rail and TRP-2021, during the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $11.7 million, which included a $3.3 million early redemption premium and a write-off of $8.4 million in unamortized debt issuance costs. Additionally, during the year ended December 31, 2022, we recognized a loss on extinguishment of debt of $1.5 million, which related to the write-off of unamortized debt issuance costs in connection with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement. These charges are reflected in the loss on extinguishment of debt line of our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.
Triumph Rail and Tribute Rail are wholly-owned subsidiaries of TRIP Holdings, and TRP-2021 is a wholly-owned subsidiary of RIV 2013. TRIP Holdings and RIV 2013 are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. Our combined weighted average ownership interest in TRIP Holdings and RIV 2013 is 38%. See Note 5 for further information.

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
The remaining principal payments under existing debt agreements as of December 31, 2023 based on the anticipated repayment dates are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Recourse:
Senior notes due 2024	$400.0	$—	$—	$—	$—	$—	$400.0
Senior notes due 2028	—	—	—	—	400.0	—	400.0
Non-recourse – leasing (Note 6):
2009 secured railcar equipment notes	14.2	19.4	18.2	17.2	19.4	11.3	99.7
2010 secured railcar equipment notes	30.8	20.4	25.5	28.3	24.0	52.2	181.2
2017 promissory notes	44.4	632.8	—	—	—	—	677.2
2018 secured railcar equipment notes	18.9	14.8	14.4	18.1	311.9	—	378.1
2019 secured railcar equipment notes	36.5	35.0	677.1	—	—	—	748.6
2020 secured railcar equipment notes	14.1	11.1	13.9	272.2	—	—	311.3
2021 secured railcar equipment notes	13.3	12.6	14.0	14.0	241.4	—	295.3
2022 secured railcar equipment notes	9.0	6.7	8.1	8.2	8.2	192.5	232.7
TRL-2023 term loan	11.0	11.0	11.1	11.1	290.3	—	334.5
TILC warehouse facility	17.2	22.9	—	—	—	—	40.1
Facility termination payments – TILC warehouse facility	—	489.2	—	—	—	—	489.2
Other equipment financing	2.3	2.4	2.5	2.7	2.9	39.5	52.3
TRP-2021 secured railcar equipment notes	15.5	15.8	17.2	286.6	—	—	335.1
Triumph Rail secured railcar equipment notes	32.3	29.1	23.3	417.1	—	—	501.8
Tribute Rail secured railcar equipment notes	13.7	14.9	282.4	—	—	—	311.0
Total principal payments	$673.2	$1,338.1	$1,107.7	$1,075.5	$1,298.1	$295.5	$5,788.1

Note 10. Income Taxes
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current:
Federal:
Effect of CARES Act	$—	$(0.5)	$2.1
Other	38.7	2.1	(3.0)
	38.7	1.6	(0.9)
State	1.3	3.5	(0.6)
Foreign	10.5	7.8	4.3
Total current	50.5	12.9	2.8
Deferred:
Federal:
Effect of CARES Act	—	—	0.4
Other	(20.7)	14.5	10.4
	(20.7)	14.5	10.8
State	(8.1)	0.4	2.4
Foreign	(12.7)	(0.2)	(0.1)
Total deferred	(41.5)	14.7	13.1
Provision (benefit)	$9.0	$27.6	$15.9
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Foreign branch taxes	1.8	2.1	3.0
State taxes	2.2	1.7	3.0
Executive compensation limitations	1.3	1.3	1.8
Noncontrolling interest in partially-owned subsidiaries	(1.8)	(2.1)	—
Equity compensation	(0.5)	(1.1)	(4.0)
Changes in valuation allowance and reserves	(2.2)	(0.9)	(4.3)
Changes in state laws and apportionment	(7.1)	(0.5)	0.3
Release of residual taxes from OCI	(8.1)	—	—
Effect of CARES Act	—	(0.5)	4.5
Foreign rate differential	—	—	1.4
Nondeductible excise tax	—	—	1.3
Nondeductible compensation	—	—	1.2
Other, net	(0.6)	0.8	(0.4)
Effective rate	6.0%	21.8%	28.8%
The effective tax rate is based upon the U.S. statutory rate of 21.0% for the years ended December 31, 2023, 2022, and 2021. For the year ended December 31, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the release of residual taxes out of AOCI; the re-measurement of our net deferred state income tax liabilities due to apportionment and state law changes, reducing our net deferred tax liability; changes in our valuation allowances; state income taxes; and foreign income taxes.

During the year ended December 31, 2023, one of our partially-owned subsidiaries released residual tax effects that had previously been recorded in AOCI. This deferred tax benefit was originally recorded before the partially-owned subsidiary was treated as a flow-through entity, remaining in AOCI until the underlying book-to-tax difference no longer existed, which occurred during the year ended December 31, 2023. As a result, we recorded an $11.9 million income tax benefit in our Consolidated Statements of Operations during the year ended December 31, 2023.
We remeasure our state deferred tax liability on a regular basis to reflect changes in our overall state tax footprint based upon current apportionment information. We also adjust our deferred balances based upon changes in tax laws and rates during the period in which those laws and rates are enacted, as well as adjusting for acquisition and disposition activity of businesses. As a result of our changes in apportionment, tax law changes, and business additions this year, we recorded a non-cash, deferred tax benefit of $10.6 million during the year ended December 31, 2023.
The tax provision for the year ended December 31, 2023 also reflects a $3.2 million tax benefit related to the net impact of an adjustment to valuation allowances, primarily for deferred tax assets in Mexico, state tax loss carryforwards, and federal tax credits.
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
For the year ended December 31, 2021, the difference between the U.S. statutory rate and effective tax rate is primarily due to an adjustment to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") carryback benefit previously recognized, state taxes, and foreign taxes, partially offset by excess tax benefits associated with equity-based compensation. See Note 5 for a further explanation of activities with respect to our partially-owned subsidiaries.
Due to the enactment of the CARES Act, Trinity filed a carryback claim for the 2018-2020 tax losses to the 2013-2015 tax years, allowing the recovery of taxes previously paid, resulting in a tax benefit of $0.5 million and a tax expense of $2.5 million for the years ended December 31, 2022 and 2021, respectively.
Income (loss) from continuing operations before income taxes for the years ended December 31, 2023, 2022, and 2021 was $137.2 million, $127.1 million, and $44.6 million, respectively, for U.S. operations, and $11.8 million, $(0.6) million, and $10.6 million, respectively, for foreign operations.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$1,100.6	$1,072.6
Partially-owned subsidiaries basis difference	129.9	134.3
Right-of-use assets	22.3	20.9
Equity items	3.5	4.8
Accrued liabilities and other	4.8	3.0
Total deferred tax liabilities	1,261.1	1,235.6
Deferred tax assets:
Workers compensation, pensions, and other benefits	30.0	27.4
Interest expense	85.0	31.3
Warranties and reserves	1.5	2.8
Tax loss carryforwards and credits	31.2	40.4
Inventory	5.9	3.6
Lease liabilities	26.4	25.8
Total deferred tax assets	180.0	131.3
Net deferred tax liabilities before valuation allowances	1,081.1	1,104.3
Valuation allowances	21.6	29.5
Net deferred tax liabilities before reserve for uncertain tax positions	1,102.7	1,133.8
Deferred tax assets included in reserve for uncertain tax positions	(0.7)	(0.7)
Net deferred tax liability	$1,102.0	$1,133.1
At December 31, 2023, we had $20.0 million of tax-effected state loss carryforwards and $11.2 million of net federal and state credits remaining. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
Our federal tax return years through 2021 are effectively settled. We have state tax returns that are under audit in the normal course of business, and our Mexican subsidiaries' tax returns statutes of limitations remain open for auditing 2018 forward. We believe we are appropriately reserved for any potential matters.
Unrecognized tax benefits
The change in unrecognized tax benefits was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance	$3.8	$2.3	$2.3
Additions for tax positions related to the current year	—	1.1	—
Additions for tax positions of prior years	—	1.7	—
Reductions for tax positions of prior years	(2.8)	—	—
Settlements	—	—	—
Expiration of statute of limitations	—	(1.3)	—
Ending balance	$1.0	$3.8	$2.3
The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2023 and 2022, that would affect our effective tax rate if recognized, was $2.6 million and $2.5 million, respectively. The additions for tax positions in the current year and prior years are due to foreign positions of an acquired subsidiary that was recorded as part of our purchase accounting. The expiration of statute of limitations relates to a state tax position for which the statute of limitations has lapsed.

The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2023 and 2022 was $2.3 million and $2.2 million, respectively. Income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021 included an increase of $0.1 million, a decrease of $0.8 million, and an increase of $0.1 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
Note 11. Employee Retirement Plans
We sponsor a defined contribution plan (the "401(k) plan") that provides retirement income for eligible employees. Additionally, we sponsor a Supplemental Executive Retirement Plan ("SERP"), which is our only remaining defined benefit plan and is frozen to new participants. The annual measurement date of the benefit obligations and funded status is December 31.
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Defined contribution expense	$10.1	$9.1	$8.6
Net periodic benefit cost – Supplemental Executive Retirement Plan (1)	$0.7	$0.7	$0.7
(1) The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Obligations and funded status
At December 31, 2023 and 2022, the projected benefit obligations and net funded status of our SERP were $11.1 million and $11.2 million, respectively, which are included in accrued liabilities in our Consolidated Balance Sheets.
Amounts recognized in other comprehensive income
Amounts recognized in other comprehensive income related to actuarial gains and the amortization of actuarial gains or losses during the years ended December 31, 2023, 2022, and 2021 were not significant in relation to the Consolidated Financial Statements. At December 31, 2023, AOCI included unrecognized actuarial losses related to our SERP of $2.6 million ($1.4 million net of related income taxes). Actuarial losses included in AOCI and expected to be recognized in net periodic pension cost for the year ended December 31, 2024 are $0.1 million ($0.1 million, net of related income taxes).
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
During the year ended December 31, 2023, we reverted the remaining surplus pension assets of $0.4 million to the Company and incurred an excise tax of approximately $0.1 million. Following the completion of this transaction, there are no longer any pension assets reported in our Consolidated Balance Sheets.

Funding of Defined Contribution Plans
The Company's 401(k) plan utilizes a qualified automatic contribution arrangement safe harbor plan structure. The matching structure provides for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2024 are expected to be $10.6 million, compared to $10.1 million contributed during 2023.
Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the years ended December 31, 2023 and 2022 are as follows:

	Currency translation adjustments	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2021	$(1.3)	$(12.2)	$(3.5)	$(17.0)
Other comprehensive income, net of tax, before reclassifications	—	29.3	2.1	31.4
Amounts reclassified from AOCI, net of tax benefit of $—, $0.8, $0.1, and $0.9	—	3.5	0.2	3.7
Amounts reclassified to discontinued operations, net of tax	1.3	—	—	1.3
Less: noncontrolling interest	—	0.3	—	0.3
Other comprehensive income	1.3	33.1	2.3	36.7
Balances at December 31, 2022	—	20.9	(1.2)	19.7
Other comprehensive income (loss), net of tax, before reclassifications	—	10.6	(0.3)	10.3
Amounts reclassified from AOCI, net of tax benefit (expense) of $—, $7.4, $—, and $7.4	—	(26.1)	0.1	(26.0)
Less: noncontrolling interest	—	7.0	—	7.0
Other comprehensive income	—	(8.5)	(0.2)	(8.7)
Balances at December 31, 2023	$—	$12.4	$(1.4)	$11.0
In May 2013, one of our partially-owned leasing subsidiaries, TRIP Holdings, was converted to a partnership for income tax purposes. At the time of the conversion, TRIP Holdings had deferred tax assets associated with certain terminated interest rate hedges that were initially recognized as a component of AOCI. As TRIP Holdings was no longer a taxable entity following the conversion, these deferred tax assets were removed during the year ended December 31, 2013, with a corresponding charge to income tax expense in the Consolidated Statements of Operations, leaving residual tax effects in AOCI. These residual tax effects are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Pursuant to our election of the portfolio approach, we released the residual tax effects when all of the interest rate swap balances were fully amortized, which occurred during the first quarter of 2023. Consequently, during the year ended December 31, 2023, we recorded an income tax benefit of $13.2 million to TRIP Holdings, reflecting the reclassification of the residual tax effects previously recorded in AOCI. The controlling interest portion of this income tax benefit was $4.4 million.
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

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
Share Repurchase Authorization
In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. There were no shares repurchased under this share repurchase program during the years ended December 31, 2023 and 2022.
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
During the years ended December 31, 2022 and 2021, share repurchases totaled 2.8 million and 28.5 million shares, respectively, at a cost of approximately $76.8 million and $806.6 million, respectively. Share repurchases during the year ended December 31, 2021 included 16.9 million shares, at a cost of approximately $472.5 million, from privately negotiated transactions with ValueAct Capital Master Fund, L.P ("ValueAct"). The repurchases from ValueAct were approved by our Board of Directors separately from, and did not reduce the authorized amount remaining under, any of our share repurchase programs.
Stock-Based Compensation
Stock Award Plans
Our Fifth Amended and Restated Trinity Industries, Inc. Stock Option and Incentive Plan (the "Plan”) provides for awarding 22,050,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2023, a total of 3,221,792 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable over a three-year period.

Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as stock-based compensation and is recognized over the applicable vesting periods based on the grant date fair-value of those awards. Stock-based compensation expense totaled $22.7 million, $22.5 million, and $20.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The income tax benefit related to stock-based compensation expense was $2.8 million, $2.6 million, and $10.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2022	300,000	$5.26
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Options outstanding and exercisable at December 31, 2023	300,000	$5.26	6.1	$1.5
At December 31, 2023, there was no unrecognized compensation expense related to stock options. The weighted average exercise price of stock options outstanding as of December 31, 2023 was $21.61.
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

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Award
Restricted stock units outstanding at December 31, 2022	1,740,166	$23.20
Granted	636,258	$21.63
Vested	(645,604)	$23.09
Forfeited	(84,249)	$24.05
Restricted stock units outstanding at December 31, 2023	1,646,571	$22.60
At December 31, 2023, unrecognized compensation expense related to RSUs totaled $17.2 million, which will be recognized over a weighted average period of 1.6 years. The total grant-date fair value of RSUs vested and released during the years ended December 31, 2023, 2022, and 2021 was $14.9 million, $14.2 million, and $21.1 million, respectively. The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $21.63, $25.65, and $28.41 per share, respectively.

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

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award
Performance units outstanding at December 31, 2022	921,391	$25.56
Granted	284,061	$27.72
Performance adjustment (1)	(27,299)	$20.05
Vested (2)	(412,827)	$24.71
Forfeited	(18,112)	$28.23
Performance units outstanding at December 31, 2023	747,214	$29.41
(1) For the 2020-2022 performance period, performance adjustment includes 221,509 performance units for return on equity, for which actual performance was below the minimum established threshold and thus resulted in no payout, and is net of 194,210 additional performance units for relative total shareholder return, for which actual performance resulted in a payout of 200% of target.
(2) Includes 194,210 performance units for the 2020-2022 performance period for relative total shareholder return that were paid out at 200% of target based on actual performance achieved.
At December 31, 2023, unrecognized compensation expense related to performance units totaled $7.8 million, which will be recognized over a weighted average period of 1.4 years. The total grant-date fair value of performance units vested and released during the years ended December 31, 2023, 2022, 2021 was $10.2 million, $4.7 million, and $7.2 million, respectively. The weighted average grant-date fair value of performance units granted during the years ended December 31, 2023, 2022, and 2021 was $27.72, $29.80, and $30.85 per share, respectively.
Restricted Stock Awards
Expense related to restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Certain RSAs vest in their entirety upon an employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Award
Restricted stock awards outstanding at December 31, 2022	655,050	$21.07
Granted	22,937	$21.32
Vested	(94,630)	$20.91
Forfeited	(31,117)	$25.93
Restricted stock awards outstanding at December 31, 2023 (1)	552,240	$20.84
(1) The balance of RSAs outstanding at December 31, 2023 includes approximately 0.2 million RSAs for Arcosa Inc. ("Arcosa") employees that were converted under the shareholder method at the time of the Arcosa spin-off. These RSAs will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
At December 31, 2023, unrecognized compensation expense related to RSAs totaled $2.0 million, which will be recognized over a weighted average period of 3.9 years. The total grant-date fair value of RSAs vested and released during the years ended December 31, 2023, 2022, and 2021 was $2.0 million, $1.7 million, and $4.1 million, respectively. The weighted average grant-date fair value of RSAs granted during the years ended December 31, 2023, 2022, and 2021 was $21.32, $25.43, and $28.48 per share, respectively.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Income from continuing operations	$140.0	$98.9	$39.3
Less: Net (income) loss attributable to noncontrolling interest	(20.6)	(12.8)	0.2
Net income from continuing operations attributable to Trinity Industries, Inc.	119.4	86.1	39.5
Income (loss) from discontinued operations, net of income taxes	(13.4)	(20.3)	11.1
Gain (loss) on sale of discontinued operations, net of income taxes	—	(5.7)	131.4
Net income (loss) from discontinued operations attributable to Trinity Industries, Inc.	(13.4)	(26.0)	142.5
Net income attributable to Trinity Industries, Inc.	$106.0	$60.1	$182.0

Basic weighted average shares outstanding	81.2	81.9	101.5
Effect of dilutive securities	2.2	2.3	2.3
Diluted weighted average shares outstanding	83.4	84.2	103.8

Basic earnings per common share:
Income from continuing operations	$1.47	$1.05	$0.39
Income (loss) from discontinued operations	(0.16)	(0.32)	1.40
Basic net income attributable to Trinity Industries Inc.	$1.31	$0.73	$1.79
Diluted earnings per common share:
Income from continuing operations	$1.43	$1.02	$0.38
Income (loss) from discontinued operations	(0.16)	(0.31)	1.37
Diluted net income attributable to Trinity Industries Inc.	$1.27	$0.71	$1.75

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1	0.1
Antidilutive stock options	—	—	—

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
State actions
Mr. Harman also has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter. On February 7, 2024, the trial court granted the Company's motion for summary judgment and ordered that the trial dates and hearing dates in this matter be removed from the court's docket.
In a similar Tennessee state qui tam action filed by Mr. Harman (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee), Mr. Harman alleged the Company violated the Tennessee False Claims Act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The State of Tennessee Attorney General filed a Notice of Election to Decline Intervention in this matter. On January 10, 2022, the trial court granted Trinity’s Motion to Dismiss Harman’s Second Amended Complaint and entered an order dismissing Mr. Harman’s complaint with prejudice. On February 7, 2022, Mr. Harman filed a Notice of Appeal of the trial court's order dismissing the case. On June 13, 2023, the Tennessee Court of Appeals affirmed the trial court's decision dismissing Mr. Harman's Second Amended Complaint with prejudice. On August 14, 2023, Mr. Harman filed an Application for Permission to Appeal in the Tennessee Supreme Court. On December 19, 2023, the Tennessee Supreme Court denied Mr. Harman's Application. The denial of Mr. Harman's Application ended this action.

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
The Company believes that the claims in these matters are without merit and intends to vigorously defend against all allegations. Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in the state qui tam actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions, as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.

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
As previously reported, the parties reached an agreement to settle all claims in this case without any admission of liability or fault. Defendants have denied and continue to deny specifically each and all of the claims and contentions alleged in this case. The Company’s settlement with the class avoids the uncertainty and expense of continued litigation. Pursuant to the settlement, the Company will pay for the past replacement of certain ET Plus systems, for locating and replacing certain existing undamaged ET Plus systems, and for attorneys’ fees and costs. In accordance with ASC 450, Contingencies, the Company recorded a pre-tax charge of $23.9 million ($18.3 million, net of income taxes) during the year ended December 31, 2021, which was included in income from discontinued operations, net of income taxes, in our Consolidated Statements of Operations, based on the Company’s assessment that a settlement was probable and the estimated costs to resolve this action. To date, the Company has funded $18.1 million in connection with the settlement and refined certain estimates, resulting in a remaining liability of $7.2 million as of December 31, 2023.
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
East Palestine, OH Train Derailment
On February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. In March 2023, the State of Ohio and the United States Environmental Protection Agency filed lawsuits against Norfolk Southern Railway Company and Norfolk Southern Corporation (“Norfolk Southern”), which were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled The State of Ohio, ex rel., Dave Yost, Ohio Attorney General, and the United States of America, Plaintiffs v. Norfolk Southern Railway Company and Norfolk Southern Corporation, Defendants, Civil Action No. 4:23-cv-00517. In this action, on June 30, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, General American Marks Company, SMBC Rail Services LLC, Dow Chemical Incorporated, and Union Tank Car Company. Norfolk Southern asserts third-party claims against TILC for recovery of response costs, contribution, and declaratory relief under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); negligence; and equitable contribution. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation. On September 15, 2023, TILC filed a motion to dismiss Norfolk Southern’s third-party complaint, which remains pending.

In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242. In this action, on July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, and General American Marks Company. Norfolk Southern asserts third-party claims against TILC for negligence, joint and several liability, and contribution. On August 14, 2023, plaintiffs filed a First Amended Master Consolidated Class Action Complaint and Jury Demand (“First Amended Complaint”) asserting direct claims for negligence, gross negligence, and medical monitoring against Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC. On September 15, 2023, TILC filed a motion to dismiss Norfolk Southern’s third-party complaint, and on September 26, 2023, TILC filed a motion to dismiss plaintiffs’ First Amended Complaint. Both motions remain pending. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation.
On December 8, 2023, a lawsuit was filed against the Company titled Ambridge Area School District et al. v. Norfolk Southern Corporation et al., Case No. 2:23-cv-01530-CB, in the United States District Court for the Western District of Pennsylvania. Plaintiffs in this putative class action lawsuit assert claims against Norfolk Southern Corporation, Norfolk Southern Railway Company, Oxy Vinyls, LP, GATX Corporation, General American Marks Company, and TILC for negligence, negligence per se, strict liability, public and private nuisance, future health monitoring, trespass, and punitive damages. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation.
The Company believes it has substantial defenses and intends to vigorously defend itself against all allegations in the third-party and direct claims asserted against TILC. The Company or its subsidiaries could be named in similar litigation involving other plaintiffs, but the ultimate number of claims and the jurisdiction(s) in which such claims, if any, may be filed may vary. We do not believe at this time that a loss is probable in these matters, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements. The Company maintains liability insurance coverage and commercial indemnity agreements to protect the Company’s assets from losses arising from these types of litigation claims.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $8.7 million to $19.6 million, which includes our rights to indemnity and recourse to third parties of approximately $0.1 million, which is recorded in other assets in our Consolidated Balance Sheets as of December 31, 2023. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At December 31, 2023, total accruals of $10.9 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $0.8 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Georgia tornado
On March 26, 2021, a tornado damaged the Company’s rail maintenance facility in Cartersville, Georgia. We incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations in the second quarter of 2021. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received total advanced payments from insurance of approximately $33.0 million, which includes $8.1 million for reimbursement of cleanup and damage remediation expenditures. As of December 31, 2023, we have utilized $23.7 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
During the year ended December 31, 2023, we recorded gains of $6.3 million for property damage insurance recoveries in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations. As of December 31, 2023, we have a remaining insurance receivable of $2.1 million.
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
Internal Control over Financial Reporting.
During the three months ended December 31, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2024

Item 9B. Other Information.
During the three months ended December 31, 2023, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 – Election of Directors” in the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2024 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2024 Proxy Statement. There were no delinquent Section 16(a) reports.
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
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Executive Compensation” and "Director Compensation" in the Company's 2024 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company's 2024 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation – Human Resources Committee Report” in the Company's 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2024 Proxy Statement under the caption “Security Ownership – Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2023.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock units	1,646,571	(1)	$—
Performance units	747,214	(1)	$—
	2,693,785			3,221,792
Equity compensation plans not approved by security holders	—	(2)		—
Total	2,693,785			3,221,792
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual board and committee retainer fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2023, there were 90,018 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. Information about the Deferred Compensation Plan is incorporated herein by reference from the Company's 2024 Proxy Statement, under the caption “Executive Compensation – Compensation Discussion and Analysis – Components of Compensation – Post-employment Benefits.” At December 31, 2023, there were 26,278 stock units credited to the accounts of participants under the Deferred Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2024 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance – Independence of Directors” in the Company's 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2023 and 2022” in the Company's 2024 Proxy Statement.

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

(3.2)
Amended and Restated By-Laws of Trinity Industries, Inc., effective September 6, 2023 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

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
(4.3)
Indenture, dated as of June 30, 2023, by and among Trinity Industries, Inc., the guarantors thereto and Truist Bank, as trustee, governing the 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).

(4.3.1)	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).
(4.4)
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

NO.	DESCRIPTION
(10.4.4)
Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.5)	Fifth Amended and Restated Trinity Industries, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 11, 2023).*
(10.5.1)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.7.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*
(10.5.2)
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

(10.5.5)	Form of Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 9, 2019).*
(10.5.6)	Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 9, 2019).*
(10.5.7)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.8)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.9)	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).*
(10.5.10)
Form of Restricted Stock Unit Agreement for grants issued commencing 2022 (incorporated by reference to Exhibit 10.5.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2022).*

(10.5.11)
Form of Performance-Based Restricted Stock Unit Agreement for grants issued commencing 2023 (incorporated by reference to Exhibit 10.5.12 to our Annual Report on Form 10-K for the annual period ended December 31, 2022).*

(10.6)
Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

(10.6.1)
Form of Transition Compensation Plan and Agreement entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2018).*

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

(10.9.1)
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 22, 2022, by and among Trinity Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2022).

(10.9.2)
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 6, 2023, by and among Trinity Industries, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 9, 2023).

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

(10.10.2)
Second Amendment to the Fifth Amended and Restated Warehouse Loan Agreement dated as of December 15, 2022, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse, AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2022).

(10.10.3)
Third Amendment and Waiver to the Fifth Amended and Restated Warehouse Loan Agreement dated as of March 7, 2023, by and among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, Atlas Securities Products Holdings, L.P., as agent, Wilmington Trust Company, as collateral agent and depositary, and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).

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

(10.14.1)
Amendment No. 3 to Amended and Restated Term Loan Agreement dated as of February 15, 2023, among Trinity Rail Leasing 2017 LLC; Crédit Agricole Corporate and Investment Bank, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank National Association, as Custodian and Depositary; and U.S. Bank Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).

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

(10.21.1)
Series 2022-1 Supplement dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 3, 2022).

(10.22)
Master Indenture dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 31, 2022).

(10.22.1)
Series 2022-1 Supplement dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 31, 2022).

(10.23)
Term Loan Agreement dated as of June 12, 2023, among Trinity Rail Leasing 2023 LLC; Wells Fargo Bank, National Association, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank Trust Company, National Association, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 12, 2023).

(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(22.1)	Subsidiary guarantors and issuers of guaranteed securities (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 110 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(97)	Trinity Industries, Inc. Officer Compensation Recovery Policy (filed herewith).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
14.Registration Statement (Form S-8, No. 333-203876),
15.Registration Statement (Form S-8, No. 333-215067),
16.Registration Statement (Form S-8, No. 333-230537), and
17.Registration Statement (Form S-8, No. 333-263977
of our reports dated February 22, 2024, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. for the year ended December 31, 2023.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2024

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 22, 2024	Dated: February 22, 2024

/s/ William P. Ainsworth	Principal Financial Officer:
William P. Ainsworth
Director	/s/ Eric R. Marchetto
Dated: February 22, 2024	Eric R. Marchetto
Executive Vice President and Chief Financial Officer
/s/ Robert C. Biesterfeld Jr.	Dated: February 22, 2024
Robert C. Biesterfeld Jr.
Director	Principal Accounting Officer:
Dated: February 22, 2024
/s/ Steven L. McDowell
/s/ John J. Diez	Steven L. McDowell
John J. Diez	Vice President and Chief Accounting Officer
Director	Dated: February 22, 2024
Dated: February 22, 2024

/s/ Veena M. Lakkundi
Veena M. Lakkundi
Director
Dated: February 22, 2024

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 22, 2024

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 22, 2024