Form 10-Q
period 2024-06-30
TRINITY INDUSTRIES INC
filed 2024-08-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
Yes ☐ No ☑
At July 25, 2024, the number of shares of common stock, $0.01 par value, outstanding was 82,446,816.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Manufacturing	$560.9	$454.6	$1,086.2	$863.6
Leasing & Services	280.5	267.8	564.8	500.5
	841.4	722.4	1,651.0	1,364.1
Operating costs:
Cost of revenues:
Manufacturing	505.8	434.1	982.1	826.0
Leasing & Services	156.6	167.1	325.2	313.7
	662.4	601.2	1,307.3	1,139.7
Selling, engineering, and administrative expenses:
Manufacturing	7.8	7.5	15.5	14.5
Leasing & Services	20.0	15.2	38.1	32.1
Corporate & other	33.5	31.6	60.0	57.6
	61.3	54.3	113.6	104.2
Gains on dispositions of property:
Lease portfolio sales	22.7	29.8	24.8	43.3
Other	1.5	0.6	2.2	2.4
	24.2	30.4	27.0	45.7
Restructuring activities, net	—	(1.8)	—	(2.2)
Total operating profit	141.9	99.1	257.1	168.1
Other (income) expense:
Interest expense, net	70.1	66.9	139.2	129.0
Other, net	(3.4)	1.3	—	2.9
	66.7	68.2	139.2	131.9
Income from continuing operations before income taxes	75.2	30.9	117.9	36.2
Provision (benefit) for income taxes:
Current	13.8	3.1	26.9	4.0
Deferred	3.3	4.3	1.2	(8.1)
	17.1	7.4	28.1	(4.1)
Income from continuing operations	58.1	23.5	89.8	40.3
Loss from discontinued operations, net of benefit for income taxes of $0.5, $0.7, $1.8, and $1.5	(1.7)	(2.3)	(6.0)	(5.4)
Net income	56.4	21.2	83.8	34.9
Net income attributable to noncontrolling interest	2.0	4.2	5.7	13.5
Net income attributable to Trinity Industries, Inc.	$54.4	$17.0	$78.1	$21.4

Basic earnings per common share:
Income from continuing operations	$0.68	$0.24	$1.03	$0.33
Loss from discontinued operations	(0.02)	(0.03)	(0.07)	(0.07)
Basic net income attributable to Trinity Industries, Inc.	$0.66	$0.21	$0.96	$0.26
Diluted earnings per common share:
Income from continuing operations	$0.67	$0.23	$1.01	$0.32
Loss from discontinued operations	(0.02)	(0.03)	(0.07)	(0.06)
Diluted net income attributable to Trinity Industries, Inc.	$0.65	$0.20	$0.94	$0.26
Weighted average number of shares outstanding:
Basic	82.4	81.2	81.7	81.0
Diluted	84.1	83.4	83.4	83.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$56.4	$21.2	$83.8	$34.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $1.7, $(2.7), $(1.7), and $(2.8)	(5.5)	8.9	5.9	9.4
Reclassification adjustments for gains included in net income, net of tax (expense) benefit of $(1.7), $(1.1), $(2.9), and $9.9	(5.4)	(3.9)	(9.3)	(18.8)
	(10.9)	5.0	(3.4)	(9.4)
Comprehensive income	45.5	26.2	80.4	25.5
Less: comprehensive income attributable to noncontrolling interest	2.1	4.3	5.9	6.2
Comprehensive income attributable to Trinity Industries, Inc.	$43.4	$21.9	$74.5	$19.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$257.1	$105.7
Receivables, net of allowance	397.5	363.5
Income tax receivable	4.6	5.2
Inventories:
Raw materials and supplies	391.5	419.4
Work in process	136.2	142.4
Finished goods	89.2	122.5
	616.9	684.3
Restricted cash, including partially-owned subsidiaries of $29.8 and $30.6	107.1	129.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,924.6 and $1,922.5	9,593.0	9,539.6
Less accumulated depreciation, including partially-owned subsidiaries of $669.0 and $644.7	(2,650.7)	(2,534.8)
	6,942.3	7,004.8
Goodwill	221.5	221.5
Other assets	410.8	392.1
Total assets	$8,957.8	$8,906.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$315.4	$305.3
Accrued liabilities	353.9	302.3
Debt:
Recourse	597.5	794.6
Non-recourse:
Wholly-owned subsidiaries	4,019.6	3,819.2
Partially-owned subsidiaries	1,110.3	1,140.4
	5,727.4	5,754.2
Deferred income taxes	1,104.2	1,103.5
Other liabilities	152.9	165.7
Total liabilities	7,653.8	7,631.0
Commitments and contingencies (Note 14)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	15.9	15.4
Retained earnings	1,042.0	1,010.5
Accumulated other comprehensive income	7.4	11.0
Treasury stock	(0.6)	(0.6)
Trinity stockholders' equity	1,065.5	1,037.1
Noncontrolling interest	238.5	238.4
Total stockholders' equity	1,304.0	1,275.5
Total liabilities and stockholders' equity	$8,957.8	$8,906.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Operating activities:
Net income	$83.8	$34.9
Loss from discontinued operations, net of income taxes	6.0	5.4
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	147.2	146.8
Stock-based compensation expense	10.6	12.7
Provision (benefit) for deferred income taxes	1.2	(8.1)
Net gains on lease portfolio sales	(24.8)	(43.3)
Gains on dispositions of property and other assets	(2.2)	(1.2)
Gains on insurance recoveries from property damage	—	(1.2)
Non-cash impact of restructuring activities	—	(2.2)
Non-cash interest expense	6.7	5.7
Loss on extinguishment of debt	1.5	—
Other	0.2	(3.0)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(32.8)	(84.4)
(Increase) decrease in inventories	67.4	7.2
(Increase) decrease in other assets	2.5	3.5
Increase (decrease) in accounts payable	10.1	27.6
Increase (decrease) in accrued liabilities	21.1	38.0
Increase (decrease) in other liabilities	1.2	1.9
Net cash provided by operating activities – continuing operations	299.7	140.3
Net cash used in operating activities – discontinued operations	(6.0)	(5.4)
Net cash provided by operating activities	293.7	134.9
Investing activities:
Proceeds from dispositions of property and other assets	8.0	8.4
Proceeds from lease portfolio sales	186.7	185.7
Capital expenditures – lease fleet	(232.7)	(399.7)
Capital expenditures – operating and administrative	(15.9)	(20.8)
Acquisitions, net of cash acquired	—	(65.8)
Proceeds from insurance recoveries	—	1.2
Equity investments	(2.0)	(1.1)
Net cash used in investing activities	(55.9)	(292.1)
Financing activities:
Payments to retire debt	(1,759.9)	(1,035.3)
Proceeds from issuance of debt	1,722.2	1,253.9
Payments to settle contingent consideration liability	(8.0)	—
Shares repurchased	(0.9)	—
Dividends paid to common shareholders	(47.2)	(43.3)
Purchase of shares to satisfy employee tax on vested stock	(9.1)	(6.8)
Distributions to noncontrolling interest	(5.8)	(9.0)
Net cash provided by (used in) financing activities	(108.7)	159.5
Net increase in cash, cash equivalents, and restricted cash	129.1	2.3
Cash, cash equivalents, and restricted cash at beginning of period	235.1	294.3
Cash, cash equivalents, and restricted cash at end of period	$364.2	$296.6
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	23.7	—	—	—	23.7	3.7	27.4
Other comprehensive income	—	—	—	—	7.4	—	—	7.4	0.1	7.5
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Settlement of share-based awards, net	—	—	0.1	—	—	—	(0.4)	(0.3)	—	(0.3)
Balances at March 31, 2024	81.8	$0.8	$20.2	$1,010.9	$18.4	—	$(1.0)	$1,049.3	$239.2	$1,288.5
Net income	—	—	—	54.4	—	—	—	54.4	2.0	56.4
Other comprehensive income (loss)	—	—	—	—	(11.0)	—	—	(11.0)	0.1	(10.9)
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Stock-based compensation expense	—	—	5.9	—	—	—	—	5.9	—	5.9
Settlement of share-based awards, net	0.9	—	0.2	—	—	(0.3)	(9.1)	(8.9)	—	(8.9)
Shares repurchased	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Retirement of treasury stock	(0.3)	—	(10.4)	—	—	0.3	10.4	—	—	—
Balances at June 30, 2024	82.4	$0.8	$15.9	$1,042.0	$7.4	—	$(0.6)	$1,065.5	$238.5	$1,304.0
(1) Dividends of $0.28 per common share for all periods presented in 2024.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	4.4	—	—	—	4.4	9.3	13.7
Other comprehensive loss	—	—	—	—	(7.0)	—	—	(7.0)	(7.4)	(14.4)
Cash dividends declared on common stock (1)	—	—	—	(21.4)	—	—	—	(21.4)	—	(21.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Settlement of share-based awards, net	—	—	0.4	—	—	—	(0.8)	(0.4)	—	(0.4)
Balances at March 31, 2023	81.1	$0.8	$6.6	$975.6	$12.7	—	$(1.5)	$994.2	$256.2	$1,250.4
Net income	—	—	—	17.0	—	—	—	17.0	4.2	21.2
Other comprehensive income	—	—	—	—	4.9	—	—	4.9	0.1	5.0
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.1)	(6.1)
Stock-based compensation expense	—	—	6.5	—	—	—	—	6.5	—	6.5
Settlement of share-based awards, net	1.0	—	—	—	—	(0.3)	(6.4)	(6.4)	—	(6.4)
Retirement of treasury stock	(0.3)	—	(7.2)	—	—	0.3	7.2	—	—	—
Balances at June 30, 2023	81.8	$0.8	$5.9	$971.0	$17.6	—	$(0.7)	$994.6	$254.4	$1,249.0
(1) Dividends of $0.26 per common share for for all periods presented in 2023.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”), RIV 2013 Rail Holdings LLC ("RIV 2013"), and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2024 presentation.
Due to seasonal and other factors, the results of operations for the six months ended June 30, 2024 may not be indicative of expected results of operations for the year ending December 31, 2024. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023.
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
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. For all contracts with customers, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we are the principal in our contracts with customers and report revenues on a gross basis as we control the product or service before it is transferred to a customer. We act as an agent for a small number of service contracts and report those revenues on a net basis as we do not control the services before they are provided to the customer. Payments for our products and services are generally due within normal commercial terms. The following is a description of principal activities from which we generate our revenue, separated by reportable segments. See Note 4 for a further discussion regarding our reportable segments.
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

Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of June 30, 2024 and 2023.
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
Within our maintenance services business, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $12.9 million and $8.8 million as of June 30, 2024 and December 31, 2023, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
In connection with an acquisition that occurred during the first quarter of 2023, we evaluated whether we are acting as a principal or an agent for certain logistics services provided to a small number of customers. During the fourth quarter of 2023, we concluded that we act as an agent in these transactions as we do not control the services before they are provided to the customer, and as a result, revenues that were previously recognized on a gross basis should be recognized on a net basis. We elected to effect this accounting change on a prospective basis as it was not quantitatively or qualitatively material to our consolidated financial statements, and beginning in the fourth quarter of 2023, revenues associated with these services are now recognized on a net basis. The accounting change had no effect on the Company's previously reported operating profit, net income, earnings per share, Consolidated Balance Sheets, or Consolidated Statements of Cash Flows.
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
Revenue is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $3.2 million and $12.6 million as of June 30, 2024 and December 31, 2023, respectively, which primarily relate to unbilled revenues recognized on sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2024 and the percentage of the outstanding performance obligations as of June 30, 2024 expected to be delivered during the remainder of 2024:

	Unsatisfied performance obligations at June 30, 2024
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Rail Products Group:
New railcars:
External customers	$2,281.1
Leasing Group	402.1
	$2,683.2	36.0%
Sustainable railcar conversions	$19.6	84.7%

Railcar Leasing and Services Group:
Leasing and management	$64.5	15.0%
Maintenance services	$8.3	100.0%
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

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to thirteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of June 30, 2024, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations
Operating lease expense	$5.3	$4.4	$10.6	$8.7

Consolidated Statements of Cash Flows
Cash flows from operating activities			$10.6	$8.7
Right-of-use assets recognized in exchange for new lease liabilities			$2.6	$6.4

			June 30, 2024	December 31, 2023
Consolidated Balance Sheets
Right-of-use assets (1)			$98.7	$100.6
Lease liabilities (2)			$115.0	$118.2
Weighted average remaining lease term			8.9 years	9.3 years
Weighted average discount rate (3)			3.7%	3.6%
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
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Railcars in our Lease Fleet	Operating and Administrative	Total
Remaining six months of 2024	$4.4	$6.1	$10.5
2025	8.3	11.0	19.3
2026	7.7	9.9	17.6
2027	7.2	9.1	16.3
2028	5.1	7.7	12.8
Thereafter	6.8	51.4	58.2
Total operating lease payments	$39.5	$95.2	$134.7
Less: Present value adjustment			(19.7)
Total operating lease liabilities			$115.0

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of June 30, 2024, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating lease revenues	$196.0	$181.9	$387.8	$358.6
Variable operating lease revenues	$20.8	$18.1	$34.5	$32.7
Interest income on sales-type lease receivables	$0.1	$0.2	$0.3	$0.4
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2024	$362.9
2025	623.5
2026	503.0
2027	377.9
2028	236.1
Thereafter	345.9
Total	$2,449.3
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining six months of 2024	$0.6
2025	1.1
2026	1.1
2027	1.1
2028	1.1
Thereafter	9.0
Total	14.0
Less: Unearned interest income	(4.0)
Net investment in sales-type leases (1)	$10.0
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the six months ended June 30, 2024, we recognized approximately $2.3 million of credit loss expense and wrote off $1.0 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $12.8 million at December 31, 2023 to $14.1 million at June 30, 2024. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Amounts due to our participating suppliers in the SCF program totaled $18.6 million and $18.3 million as of June 30, 2024 and December 31, 2023, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.
Goodwill
Goodwill by segment is as follows:

	June 30, 2024	December 31, 2023
Railcar Leasing and Services Group	$50.6	$50.6
Rail Products Group	170.9	170.9
	$221.5	$221.5

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$2.8	$3.9	$3.3	$3.3
Warranty costs incurred	(0.2)	(0.5)	(0.4)	(0.5)
Warranty originations and revisions	0.4	2.0	0.2	3.0
Warranty expirations	(0.2)	(0.2)	(0.3)	(0.6)
Ending balance	$2.8	$5.2	$2.8	$5.2
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
The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an estimated fair value of $20.0 million as of December 31, 2023 and is remeasured at each reporting period using Level 3 inputs. During the six months ended June 30, 2024, the first installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities. As of June 30, 2024, the estimated fair value of the remaining additional consideration was $10.0 million.
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
Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify Rush Hour for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three and six months ended June 30, 2024, we recorded expenses related to these obligations of $2.2 million ($1.7 million, net of income taxes) and $7.8 million ($6.0 million, net of income taxes), respectively. For the three and six months ended June 30, 2023, we recorded expenses related to these obligations of $3.0 million ($2.3 million, net of income taxes) and $6.9 million ($5.4 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2024
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.2	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.3	$0.4
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.1)	$—
Open hedges:
2017 promissory notes – interest rate swap	$394.7	2.31%	$12.7	$(12.3)	$—
TRL-2023 term loan	$263.2	3.79%	$2.9	$(2.8)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2024	2023	2024	2023
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.1	$0.1	$0.1	$0.1	$0.2
TRIP Holdings warehouse loan	$—	$—	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.1	$0.2	$0.3	$0.4	$0.7
2017 promissory notes – interest rate cap	$—	$—	$—	$—	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(3.0)	$(2.9)	$(6.1)	$(5.4)	$(12.2)
TRL-2023 term loan	$(1.1)	$(0.2)	$(2.1)	$(0.2)	$(2.9)
(1) Based on the fair value of open hedges as of June 30, 2024.

Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of eighteen months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at June 30, 2024		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
Instrument				2024	2023	2024	2023
	(in millions)
Forward contracts	$128.3	$(4.5)	$3.3	$(3.1)	$(2.2)	$(4.6)	$(3.9)	$3.0
Options (2)	$—	$—	$0.1	$(0.1)	$—	$0.2	$—	$0.1
(1) Based on the fair value of open hedges as of June 30, 2024.
(2) The foreign currency options matured in June 2024.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at June 30, 2024	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended June 30,		Six Months Ended June 30,
				2024	2023	2024	2023
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$35.5	$(4.4)	$—	$(3.7)	$—
TILC – interest rate cap (2)	$680.0	2.50%	$(35.5)	$4.4	$—	$6.8	$—
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$0.9	$(4.3)	$1.9	$(5.2)
TILC – interest rate cap	$800.0	2.50%	$—	$(0.9)	$4.3	$(1.9)	$5.2
(1) Comprised of back-to-back interest rate caps entered into with the same counterparty in connection with our risk management objectives.
(2) The amount recorded to other, net (income) expense in our Consolidated Statements of Operations for the six months ended June 30, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility. See Note 8 for further information.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash equivalents	$124.2	$78.7
Restricted cash	107.1	129.4
Total assets	$231.3	$208.1
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

	Level 2
	June 30, 2024	December 31, 2023
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$15.6	$13.1
Foreign currency forward contracts	—	5.8
Foreign currency options	—	1.0
Derivatives not designated as hedging instruments:
TILC warehouse facility – interest rate caps	35.5	6.6
Total assets	$51.1	$26.5

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$—	$2.5
Foreign currency foreign contracts	4.5	—
Derivatives not designated as hedging instruments:
TILC – interest rate caps	35.5	6.6
Total liabilities	$40.0	$9.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2024 and December 31, 2023, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy, except as described in Note 2.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$280.5	$560.9	$—	$841.4
Intersegment revenue	0.9	73.3	(74.2)	—
Total revenues	$281.4	$634.2	$(74.2)	$841.4

	Three Months Ended June 30, 2023
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$267.8	$454.6	$—	$722.4
Intersegment revenue	0.5	200.8	(201.3)	—
Total revenues	$268.3	$655.4	$(201.3)	$722.4

	Six Months Ended June 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$564.8	$1,086.2	$—	$1,651.0
Intersegment revenue	1.8	215.4	(217.2)	—
Total revenues	$566.6	$1,301.6	$(217.2)	$1,651.0

	Six Months Ended June 30, 2023
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$500.5	$863.6	$—	$1,364.1
Intersegment revenue	0.7	379.4	(380.1)	—
Total revenues	$501.2	$1,243.0	$(380.1)	$1,364.1
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$128.0	$116.1	$228.3	$200.7
Rail Products Group	50.4	24.3	94.2	48.4
Segment Totals	178.4	140.4	322.5	249.1
Corporate and other	(33.3)	(31.6)	(59.8)	(57.6)
Restructuring activities, net	—	1.8	—	2.2
Eliminations	(3.2)	(11.5)	(5.6)	(25.6)
Consolidated operating profit	141.9	99.1	257.1	168.1
Other (income) expense	66.7	68.2	139.2	131.9
Provision (benefit) for income taxes	17.1	7.4	28.1	(4.1)
Loss from discontinued operations, net of income taxes	(1.7)	(2.3)	(6.0)	(5.4)
Net income	$56.4	$21.2	$83.8	$34.9
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
At June 30, 2024, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $123.9 million. Our weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party, investor-owned funds. The investment in our partially-owned leasing subsidiaries is eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has wholly-owned subsidiaries known as Triumph Rail LLC ("Triumph Rail") and Tribute Rail LLC ("Tribute Rail"). RIV 2013 has a wholly-owned subsidiary known as TRP 2021 LLC ("TRP-2021"). TILC is the contractual servicer for Triumph Rail, Tribute Rail, and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in each of TRIP Holdings and RIV 2013 results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets primarily represents the non-Trinity equity interest in these partially-owned subsidiaries.
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
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At June 30, 2024, the carrying value of our investment in Trinity Global Ventures totaled $2.6 million, which is eliminated in consolidation.
Investment in Unconsolidated Affiliate
In 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, entered into a railcar investment vehicle program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 87.3% by Wafra Funds and 12.7% by TILC. TILC services all railcars owned by Signal Rail.
In May 2024, TILC and certain of its subsidiaries sold a portfolio comprised of 1,315 railcars and related leases to Signal Rail for an aggregate sales price of approximately $142.8 million. During the three and six months ended June 30, 2024, TILC recognized a gain of approximately $18.8 million on the sale and approximately $1.4 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. In connection with the sale, TILC contributed $2.0 million of cash to Signal Rail, resulting in a change to TILC's weighted average equity ownership in Signal Rail to 12.7%. Signal Rail financed the May 2024 purchase primarily through an asset-backed securitization. To date, TILC has sold 7,775 railcars and related leases to Signal Rail for an aggregate sales price of $741.4 million.
Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 12.7% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 12.7% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At June 30, 2024, the carrying value of TILC’s equity investment in Signal Rail was $21.8 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Services Group
The Railcar Leasing and Services Group owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; railcar maintenance and modification services; and other railcar logistics products and services. Information related to the Leasing Group is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$221.9	$203.8	8.9%	$430.9	$398.5	8.1%
Maintenance services (1)	49.0	45.1	8.6%	114.2	74.5	53.3%
Digital and logistics services	10.5	19.4	(45.9)%	21.5	28.2	(23.8)%
Total revenues	$281.4	$268.3	4.9%	$566.6	$501.2	13.0%

Cost of revenues (2)	$157.4	$167.6	(6.1)%	327.0	314.4	4.0%
Selling, engineering, and administrative expenses	20.0	15.2	31.6%	38.1	32.1	18.7%
Gains on dispositions of property:
Lease portfolio sales	22.7	29.8	*	24.8	43.3	*
Other	1.3	0.8	*	2.0	2.7	*
Total operating profit	$128.0	$116.1	10.2%	$228.3	$200.7	13.8%
Total operating profit margin	45.5%	43.3%		40.3%	40.0%
Total operating profit margin, excluding lease portfolio sales	37.4%	32.2%		35.9%	31.4%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$60.1	$59.2	1.5%	$120.0	$120.8	(0.7)%
Maintenance and compliance expense (5)	$35.0	$32.8	6.7%	$65.4	$67.6	(3.3)%
Other fleet operating costs (6)	$8.1	$8.2	(1.2)%	$15.8	$17.4	(9.2)%
Interest expense (7)	$60.4	$57.0	6.0%	$117.8	$111.8	5.4%
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
(4) Depreciation and amortization expense includes $0.8 million and $5.5 million for the three and six months ended June 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in depreciation and amortization expense, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.

Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Lease portfolio sales	$162.5	$129.0	$186.7	$185.7
Operating profit on lease portfolio sales	$22.7	$29.8	$24.8	$43.3
Operating profit margin on lease portfolio sales	14.0%	23.1%	13.3%	23.3%
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

	Remaining six months of 2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$357.1	$613.8	$495.8	$375.6	$235.4	$344.2	$2,421.9
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2024 consisted primarily of non-recourse debt. As of June 30, 2024, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,592.5 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2024 was $291.7 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of June 30, 2024, TRIP Holdings held equipment with a net book value of $1,026.2 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of June 30, 2024, TRP-2021 equipment with a net book value of $420.6 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining six months of 2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future operating lease obligations	$4.4	$8.3	$7.7	$7.2	$5.1	$6.8	$39.5
Future contractual minimum rental revenues	$5.8	$9.7	$7.2	$2.3	$0.7	$1.7	$27.4
Operating lease obligations totaling $0.7 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2024	December 31, 2023
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries:
Equipment on lease	$7,570.9	$7,536.7
Less: accumulated depreciation	(1,686.7)	(1,604.9)
	5,884.2	5,931.8
Partially-owned subsidiaries:
Equipment on lease	2,239.0	2,236.6
Less: accumulated depreciation	(792.2)	(763.4)
	1,446.8	1,473.2

Deferred profit on railcar products sold (1)	(1,054.0)	(1,061.3)
Less: accumulated amortization	324.1	311.1
	(729.9)	(750.2)
Total railcars in our lease fleet	6,601.1	6,654.8

Operating and administrative assets:
Land	16.3	16.1
Buildings and improvements	383.7	380.4
Machinery and other	422.6	419.8
Construction in progress	14.5	11.3
	837.1	827.6
Less: accumulated depreciation	(495.9)	(477.6)
Total operating and administrative assets	341.2	350.0
Total property, plant, and equipment, net	$6,942.3	$7,004.8
(1) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 8. Debt
The carrying amounts of our debt are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2024, net of unamortized discount of $— and $0.1	—	399.9
Senior notes due 2028, inclusive of unamortized premium of $4.9 and $—	604.9	400.0
	604.9	799.9
Less: unamortized debt issuance costs	(7.4)	(5.3)
Total recourse debt	597.5	794.6

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.2	2,516.6	2,246.7
2017 promissory notes, net of unamortized discount of $2.5 and $3.5	652.5	673.7
TRL-2023 term loan	329.0	334.5
TILC warehouse facility	488.2	529.3
Other equipment financing	51.2	52.3
	4,037.5	3,836.5
Less: unamortized debt issuance costs	(17.9)	(17.3)
	4,019.6	3,819.2
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	1,116.5	1,147.8
Less: unamortized debt issuance costs	(6.2)	(7.4)
	1,110.3	1,140.4
Total non-recourse debt	5,129.9	4,959.6
Total debt	$5,727.4	$5,754.2
Estimated Fair Value of Debt – The estimated fair values of our 7.75% senior notes due 2028 ("Senior Notes due 2028") and our 4.55% senior notes due 2024 ("Senior Notes due 2024") are based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of June 30, 2024, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The estimated fair values of our debt are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Level 2	$620.1	$812.1
Level 3	$3,465.9	$3,192.7
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the six months ended June 30, 2024, we had total borrowings of $190.0 million and total repayments of $190.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $5.2 million, leaving $594.8 million available for borrowing as of June 30, 2024. The majority of our outstanding letters of credit as of June 30, 2024 are scheduled to expire in November 2024. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.75%, for an all-in interest rate of 7.19% as of June 30, 2024. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of June 30, 2024).

The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2024, we were in compliance with all such financial covenants.
Senior Notes due 2028 – In June 2023, we issued $400.0 million aggregate principal amount of 7.75% senior notes due July 2028. In June 2024, we issued an additional $200.0 million aggregate principal amount of 7.75% senior notes due July 2028 (the "Additional Senior Notes"), which increased the aggregate principal amount from $400.0 million to $600.0 million. The Additional Senior Notes were issued at a price of 102.5% of the principal amount. Proceeds received from the issuance totaled approximately $209.0 million and included the premium described above and interest deemed to have accrued from January 15, 2024 through June 4, 2024. The Additional Senior Notes have identical terms and conditions (other than the original issue date, issue price, the first interest payment date and the first date from which interest will accrue) as the original issuance. Interest on the Additional Senior Notes is payable semiannually commencing July 15, 2024. We incurred $3.0 million in debt issuance costs from the issuance of the Additional Senior Notes, which will be amortized to interest expense over the term of the Senior Notes due 2028. Net proceeds received from the issuance, together with cash on hand, were used to repay $400.0 million of our Senior Notes due 2024, as described below, and to pay related fees, costs, premiums, and expenses in connection with the issuance.
Redemption of Senior Notes due 2024 – In June 2024, we redeemed in full $400.0 million aggregate principal amount of our 4.55% senior notes due 2024. Additionally, in connection with the redemption of the Senior Notes due 2024, during the three and six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $0.1 million, which related to the write-off of unamortized discount and debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the three and six months ended June 30, 2024. As a result of the redemption of the Senior Notes due 2024, we are no longer required to report supplemental guarantor financial information in this Quarterly Report on Form 10-Q.
TILC Warehouse Loan Facility – TILC has historically maintained a warehouse loan facility to finance railcars owned by TILC. In March 2024, we entered into a new warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility. We incurred $3.6 million in debt issuance costs, which are recorded in other assets in our Consolidated Balance Sheets as of June 30, 2024, and are being amortized to interest expense over the facility term. During the six months ended June 30, 2024, we had total borrowings of $905.6 million and total repayments of $946.7 million under the current and prior TILC warehouse loan facilities. Of the remaining unused facility amount of $311.8 million, $133.3 million was available as of June 30, 2024 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 7.08% at June 30, 2024.
TRL-2024 Secured Railcar Equipment Notes – In May 2024, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2024 Notes"). The TRL-2024 Notes bear interest at a fixed rate of 5.78%, are payable monthly, and have a stated final maturity date of May 19, 2054. We incurred $4.2 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2024 Notes. The TRL-2024 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2024 Notes were used to repay approximately $218.9 million of borrowings under TILC's warehouse loan facility; to redeem the outstanding debt of Trinity Rail Leasing VII LLC, as described below; and for general corporate purposes.
Redemption of TRL-VII Secured Railcar Equipment Notes – In May 2024, with the net proceeds of the TRL-2024 Notes, we redeemed in full Trinity Rail Leasing VII LLC's Series 2009-1 Secured Railcar Equipment Notes (the "TRL VII Notes"), of which $94.1 million was outstanding at the redemption date. The all-in interest rate for the TRL VII Notes was 6.66% per annum. In connection with the redemption of the TRL VII Notes, during the three and six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $1.4 million, which included a $0.6 million early redemption premium and a write-off of $0.8 million in unamortized debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the three and six months ended June 30, 2024.

Each of our secured railcar equipment notes, including the TRL-2024 Notes, generally has an anticipated repayment date and a stated final maturity date. While the stated final maturity date of these notes is in 2054, the cash flows from the encumbered assets of TRL-2021 will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the notes will be repaid well in advance of their stated final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. If these notes are not repaid by the anticipated repayment date, the respective interest rate on these notes would increase from the fixed rate stated above.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 9 of our 2023 Annual Report on Form 10-K.
Note 9. Income Taxes
The effective tax rates from continuing operations for the three and six months ended June 30, 2024 were expenses of 22.7% and 23.8%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by the benefit of noncontrolling interest, for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws enacted in the second quarter.
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
Pursuant to the acquisition of a subsidiary during the six months ended June 30, 2023, we re-measured our existing deferred tax assets and liabilities, taking into account the expected change to state tax apportionment. This resulted in an increase to our net deferred tax liability of $3.2 million in the period, which was recorded through deferred income tax expense.
The tax provision for the six months ended June 30, 2023 also reflects a $4.0 million tax benefit related to the net impact of an adjustment to valuation allowances, primarily for deferred tax assets in Mexico, state tax loss carryforwards, and federal tax credits.
The total income tax receivable position as of June 30, 2024 was $4.6 million primarily for state tax overpayments. Our income tax payable for federal, state, and foreign income taxes is $7.6 million as of June 30, 2024.
Deferred income taxes related to railcars in our lease fleet were $1.1 billion as of both June 30, 2024 and December 31, 2023.
Our federal tax return years through 2020 are closed under statute and the years 2021-2023 remain open. We have state tax returns that are under audit in the normal course of business, and the statutes of limitations for our Mexican subsidiaries' tax returns remain open for audit for 2018 and forward. We believe we are appropriately reserved for any potential matters.
During the three months ended June 30, 2024, Canada enacted a 15% minimum tax on all companies that operate in its jurisdiction, consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two"). We do not expect that Canada’s enactment of Pillar Two will have a material impact to our income tax expense. Pillar Two legislation has not been enacted in the other jurisdictions in which we operate, and we will continue to monitor our potential exposure as more jurisdictions adopt these provisions.

Note 10. Employee Retirement Plans
Amounts related to our employee retirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Defined contribution expense	$2.9	$2.6	$5.9	$5.0
Note 11. Accumulated Other Comprehensive Income
Changes in AOCI for the six months ended June 30, 2024 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2023	$12.4	$(1.4)	$11.0
Other comprehensive income, net of tax, before reclassifications	5.9	—	5.9
Amounts reclassified from AOCI, net of tax expense of $2.9, $—, and $2.9	(9.3)	—	(9.3)
Less: noncontrolling interest	(0.2)	—	(0.2)
Other comprehensive loss	(3.6)	—	(3.6)
Balances at June 30, 2024	$8.8	$(1.4)	$7.4
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

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the three and six months ended June 30, 2024, share repurchases totaled 33,900 shares, at a cost of approximately $0.9 million, resulting in a remaining authorization to repurchase up to $249.1 million of its common stock under the share repurchase program as of June 30, 2024. There were no shares repurchased during the three and six months ended June 30, 2023.
Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.9 million and $10.6 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense totaled approximately $6.5 million and $12.7 million for the three and six months ended June 30, 2023, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period. Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2024:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	430,185	$30.54
Restricted stock awards	15,903	$30.75
Performance units	241,212	$29.56
The fair value of RSUs granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the six months ended June 30, 2024 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield. For the performance units granted during the six months ended June 30, 2024 for which the payout is based on return on equity, the fair value is based on the Company's closing stock price on the date of grant, adjusted to exclude the cumulative value of dividends over the three-year vesting period as these units do not earn dividend equivalents.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Income from continuing operations	$58.1	$23.5	$89.8	$40.3
Less: Net income attributable to noncontrolling interest	(2.0)	(4.2)	(5.7)	(13.5)
Net income from continuing operations attributable to Trinity Industries, Inc.	56.1	19.3	84.1	26.8
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(1.7)	(2.3)	(6.0)	(5.4)
Net income attributable to Trinity Industries, Inc.	$54.4	$17.0	$78.1	$21.4

Basic weighted average shares outstanding	82.4	81.2	81.7	81.0
Effect of dilutive securities	1.7	2.2	1.7	2.5
Diluted weighted average shares outstanding	84.1	83.4	83.4	83.5

Basic earnings per common share:
Income from continuing operations	$0.68	$0.24	$1.03	$0.33
Loss from discontinued operations	(0.02)	(0.03)	(0.07)	(0.07)
Basic net income attributable to Trinity Industries, Inc.	$0.66	$0.21	$0.96	$0.26
Diluted earnings per common share:
Income from continuing operations	$0.67	$0.23	$1.01	$0.32
Loss from discontinued operations	(0.02)	(0.03)	(0.07)	(0.06)
Diluted net income attributable to Trinity Industries, Inc.	$0.65	$0.20	$0.94	$0.26

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.2	0.1	0.2	0.1
Antidilutive stock options	—	—	—	—

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
State actions
Mr. Harman has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter. On February 7, 2024, the trial court granted the Company's motion for summary judgment and ordered that the trial dates and hearing dates in this matter be removed from the court's docket. On July 11, 2024, the trial court denied the Commonwealth of Virginia’s motion for reconsideration of the order granting the Company’s motion for summary judgment.
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
The Company believes that it has substantial defenses in these matters and intends to vigorously defend against all allegations. Based on information currently available to the Company and previously disclosed, we currently do not believe that a loss is probable in the state qui tam actions described under "State actions," therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions, as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.
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
In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242 ("Consolidated Class Action"). In this action, on July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, and General American Marks Company. Norfolk Southern asserts third-party claims against TILC for negligence, joint and several liability, and contribution. On August 14, 2023, plaintiffs filed a First Amended Master Consolidated Class Action Complaint and Jury Demand (“First Amended Complaint”) asserting direct claims for negligence, gross negligence, and medical monitoring against Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC ("Railcar Defendants"). TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation. On September 15, 2023, TILC filed a motion to dismiss Norfolk Southern’s third-party complaint, and on September 26, 2023, TILC filed a motion to dismiss plaintiffs’ First Amended Complaint. On March 13, 2024, the trial court granted in part and denied in part TILC’s motion to dismiss Norfolk Southern’s third-party complaint and TILC’s motion to dismiss plaintiffs’ First Amended Complaint. On April 9, 2024, plaintiffs and Norfolk Southern announced a settlement in principle of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Norfolk Southern preserved its third-party claims against the Railcar Defendants. The proposed settlement is subject to the court’s approval. On May 22, 2024, the parties filed a joint motion to dismiss with prejudice Norfolk Southern’s third-party claims against TILC (the “Dismissal Motion”). On June 3, 2024, the court entered an order granting the Dismissal Motion (the “Dismissal Order”). The Dismissal Order dismisses, with prejudice, all of Norfolk Southern’s claims against TILC, including claims for negligence and contribution.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.5 million to $19.0 million. This range includes any amounts related to the Highway Products litigation matters described above in the section titled “Highway products litigation." At June 30, 2024, total accruals of $8.5 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia Fire
On January 16, 2024, a fire damaged a portion of the Company's facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume limited operations, and we expect to return to normal production levels in the second half of 2024. We believe our insurance coverage is sufficient to cover property damage costs related to the event. To date, we have received advanced payments from insurance of approximately $1.5 million for cleanup and damage remediation activities. Additionally, at March 31, 2024, we recorded an insurance receivable of approximately $1.0 million for property damage recoveries that we have concluded are probable of collection, which remains outstanding at June 30, 2024.
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
U.S.-Mexico Border Disruption
In late 2023, the U.S. Customs and Border Protection Agency suspended cross-border rail traffic in Eagle Pass, Texas, the primary border crossing used for railcar deliveries from our manufacturing facilities in Mexico, which negatively impacted our railcar deliveries in the second half of 2023. We have not experienced a border closure at Eagle Pass thus far in 2024, and all railcar shipments that were delayed at the end of 2023 were delivered during the first half of 2024; however, there remains a risk of instability at the border, and there can be no assurance that similar border closings or congestion will not occur in the future. We actively monitor rail and truck traffic at the U.S.-Mexico border and remain in close contact with all stakeholders, including the relevant government agencies, and continue to evaluate available alternatives for rail and truck transportation between Mexico and the United States. Any future rail and truck congestion at the border could negatively impact our deliveries and supply chain.
Supply Chain Disruptions
As a result of disruptions in the global supply chain, we have, from time to time, experienced shortages of materials used to manufacture or repair certain railcar types, as well as disruptions in the transportation network. Such challenges could negatively impact our operations or our ability to timely deliver railcars to our customers. We actively monitor our supply chain and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.

Foreign Currency Fluctuations
We are exposed to the impact of foreign currency fluctuations in our Mexico operations resulting from certain expenditures that are denominated in the Mexican peso. The strengthening of the Mexican peso relative to the U.S. dollar unfavorably impacted the operating results in our Rail Products Group in 2023. We maintain a hedging program and have taken other actions to mitigate the foreign currency impact of a portion of our peso-denominated expenditures. We regularly evaluate and update our strategies to mitigate the negative effects on margins and operating profits that may arise due to foreign currency fluctuations.
Input and Labor Costs
We periodically experience increases in the costs of steel, components, and certain other inputs that represent a substantial portion of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of the volatility of certain input costs on our operating profit. Further, the cost and volume of lease fleet maintenance and compliance events have increased, and we expect elevated levels of these activities to continue in the near term. Finally, increases in labor costs have negatively impacted our operations. We continually assess the impact of input and labor costs on our operational efficiency, margins, and overall profitability.

Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2024 were $1,651.0 million, representing an increase of 21.0%, compared to the six months ended June 30, 2023. Our operating profit for the six months ended June 30, 2024 was $257.1 million compared to $168.1 million for the six months ended June 30, 2023.
•The Leasing Group's lease fleet of 109,365 company-owned railcars was 96.9% utilized as of June 30, 2024, compared to a lease fleet utilization of 97.9% on 109,060 company-owned railcars as of June 30, 2023. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the six months ended June 30, 2024, we made a net fleet investment of approximately $46.0 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at June 30, 2024 was $2.7 billion, compared to $3.6 billion at June 30, 2023. The Rail Products Group received orders for 4,375 railcars and delivered 9,450 railcars in the six months ended June 30, 2024, in comparison to orders for 7,460 railcars and deliveries of 9,030 railcars in the six months ended June 30, 2023.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
(1) Dividend yield is calculated as dividends paid for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the six months ended June 30, 2024 and 2023.

Capital Structure Updates
TILC Warehouse Loan Facility – In March 2024, we entered into a new Trinity Industries Leasing Company ("TILC") warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility.
TRL-2024 Secured Railcar Equipment Notes – In May 2024, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 5.78%, are payable monthly, and have a stated final maturity date of 2054. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility; to redeem the outstanding debt of Trinity Rail Leasing VII LLC's Series 2009-1 Secured Railcar Equipment Notes (the "TRL VII Notes"), of which $94.1 million was outstanding at the redemption date; and for general corporate purposes. The all-in interest rate for the TRL VII Notes was 6.66% per annum.
Senior Notes due 2028 – In June 2024, we issued an additional $200.0 million aggregate principal amount of 7.75% senior notes due July 2028 (the "Additional Senior Notes"), which increased the aggregate principal amount from $400.0 million to $600.0 million. Interest on the Additional Senior Notes is payable semiannually commencing July 15, 2024. Net proceeds received from the issuance, together with cash on hand, were used to repay $400.0 million of our 4.55% senior notes due 2024 ("Senior Notes due 2024"), and to pay related fees, costs, premiums, and expenses in connection with the issuance.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$841.4	$722.4	$1,651.0	$1,364.1
Cost of revenues	662.4	601.2	1,307.3	1,139.7
Selling, engineering, and administrative expenses	61.3	54.3	113.6	104.2
Gains on dispositions of property	24.2	30.4	27.0	45.7
Restructuring activities, net	—	(1.8)	—	(2.2)
Total operating profit	141.9	99.1	257.1	168.1
Interest expense, net	70.1	66.9	139.2	129.0
Other, net	(3.4)	1.3	—	2.9
Income from continuing operations before income taxes	75.2	30.9	117.9	36.2
Provision (benefit) for income taxes	17.1	7.4	28.1	(4.1)
Income from continuing operations	$58.1	$23.5	$89.8	$40.3

Revenues
The tables below present revenues by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$280.5	$0.9	$281.4	4.9%
Rail Products Group	560.9	73.3	634.2	(3.2)%
Segment Totals	841.4	74.2	915.6	(0.9)%
Eliminations	—	(74.2)	(74.2)
Consolidated Total	$841.4	$—	$841.4	16.5%

	Three Months Ended June 30, 2023
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$267.8	$0.5	$268.3
Rail Products Group	454.6	200.8	655.4
Segment Totals	722.4	201.3	923.7
Eliminations	—	(201.3)	(201.3)
Consolidated Total	$722.4	$—	$722.4

	Six Months Ended June 30, 2024
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$564.8	$1.8	$566.6	13.0%
Rail Products Group	1,086.2	215.4	1,301.6	4.7%
Segment Totals	1,651.0	217.2	1,868.2	7.1%
Eliminations	—	(217.2)	(217.2)
Consolidated Total	$1,651.0	$—	$1,651.0	21.0%

	Six Months Ended June 30, 2023
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$500.5	$0.7	$501.2
Rail Products Group	863.6	379.4	1,243.0
Segment Totals	1,364.1	380.1	1,744.2
Eliminations	—	(380.1)	(380.1)
Consolidated Total	$1,364.1	$—	$1,364.1

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Railcar Leasing and Services Group (1)	$153.4	$152.2	$338.3	$300.5
Rail Products Group	583.8	631.1	1,207.4	1,194.6
Segment Totals	737.2	783.3	1,545.7	1,495.1
Corporate and other	33.3	31.6	59.8	57.6
Restructuring activities, net	—	(1.8)	—	(2.2)
Eliminations	(71.0)	(189.8)	(211.6)	(354.5)
Consolidated Total	$699.5	$623.3	$1,393.9	$1,196.0
(1) Includes gains on lease portfolio sales of $22.7 million and $29.8 million for the three months ended June 30, 2024 and 2023, respectively. Includes gains on lease portfolio sales of $24.8 million and $43.3 million for the six months ended June 30, 2024 and 2023, respectively.
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Railcar Leasing and Services Group	$128.0	$116.1	$228.3	$200.7
Rail Products Group	50.4	24.3	94.2	48.4
Segment Totals	178.4	140.4	322.5	249.1
Corporate and other	(33.3)	(31.6)	(59.8)	(57.6)
Restructuring activities, net	—	1.8	—	2.2
Eliminations	(3.2)	(11.5)	(5.6)	(25.6)
Consolidated Total	$141.9	$99.1	$257.1	$168.1
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2024 were $841.4 million, representing an increase of $119.0 million, or 16.5%, over the prior year period. Our revenues for the six months ended June 30, 2024 were $1,651.0 million, representing an increase of $286.9 million, or 21.0%, over the prior year period. These increases in revenues were primarily due to higher external deliveries in the Rail Products Group and improved lease rates and net additions to the lease fleet in the Leasing Group. For the six months ended June 30, 2024, revenues were favorably impacted by a higher volume of external repairs in the Leasing Group.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2024 was $662.4 million, representing an increase of $61.2 million, or 10.2%, over the prior year period primarily due to higher external deliveries in the Rail Products Group. Our cost of revenues for the six months ended June 30, 2024 was $1,307.3 million, representing an increase of $167.6 million, or 14.7%, over the prior year period primarily due to higher external deliveries and the impact of foreign currency fluctuations in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended June 30, 2024 were $61.3 million, representing an increase of $7.0 million, or 12.9%, when compared to the prior year period. Selling, engineering, and administrative expenses for the six months ended June 30, 2024 were $113.6 million, representing an increase of $9.4 million, or 9.0%, when compared to the prior year period. These increases were primarily due to higher employee-related costs, including increased incentive-based compensation, and continued investments in technology. Selling, engineering, and administrative expenses in the prior year periods include additional contingent consideration associated with an acquisition.

Gains on dispositions of property – Gains on dispositions of property decreased by $6.2 million and $18.7 million for the three and six months ended June 30, 2024, respectively, when compared to the prior year periods. These decreases were primarily due to lower lease portfolio sales in the current year periods. Additionally, we recorded gains of $1.2 million during the six months ended June 30, 2023 related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia.
Operating profit – Operating profit for the three months ended June 30, 2024 totaled $141.9 million, representing an increase of $42.8 million, or 43.2%, from the prior year period. Operating profit for the six months ended June 30, 2024 totaled $257.1 million, representing an increase of $89.0 million, or 52.9%, from the prior year period. These increases were primarily due to higher external deliveries and improved efficiencies in the Rail Products Group and improved lease rates in the Leasing Group, partially offset by lower lease portfolio sales in the current year periods. Operating profit for the six months ended June 30, 2024 was favorably impacted by a higher volume of external repairs in our maintenance services business.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended June 30, 2024 totaled $70.1 million, compared to $66.9 million for the three months ended June 30, 2023. Interest expense, net for the six months ended June 30, 2024 totaled $139.2 million, compared to $129.0 million for the six months ended June 30, 2023. These increases were primarily driven by higher interest rates and higher average debt in 2024, as well as a $1.5 million loss on extinguishment of debt for the three and six months ended June 30, 2024.
Other, net – Other, net for the three months ended June 30, 2024 resulted in income of $3.4 million, compared to expense of $1.3 million for the three months ended June 30, 2023. There was no other, net (income) expense for the six months ended June 30, 2024, compared to expense of $2.9 million for the six months ended June 30, 2023. The changes in other, net (income) expense are primarily due the remeasurement impact of foreign currency fluctuations related to the Mexican peso. Additionally, other, net for the six months ended June 30, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility.
Income taxes – The effective tax rates from continuing operations for the three and six months ended June 30, 2024 were expenses of 22.7% and 23.8%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by the benefit of noncontrolling interest, for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws enacted in the second quarter.
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

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$221.9	$203.8	8.9%	$430.9	$398.5	8.1%
Maintenance services (1)	49.0	45.1	8.6%	114.2	74.5	53.3%
Digital and logistics services	10.5	19.4	(45.9)%	21.5	28.2	(23.8)%
Total revenues	$281.4	$268.3	4.9%	$566.6	$501.2	13.0%

Cost of revenues (2)	$157.4	$167.6	(6.1)%	327.0	314.4	4.0%
Selling, engineering, and administrative expenses	20.0	15.2	31.6%	38.1	32.1	18.7%
Gains on dispositions of property:
Lease portfolio sales	22.7	29.8	*	24.8	43.3	*
Other	1.3	0.8	*	2.0	2.7	*
Total operating profit	$128.0	$116.1	10.2%	$228.3	$200.7	13.8%
Total operating profit margin	45.5%	43.3%		40.3%	40.0%
Total operating profit margin, excluding lease portfolio sales	37.4%	32.2%		35.9%	31.4%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$60.1	$59.2	1.5%	$120.0	$120.8	(0.7)%
Maintenance and compliance expense (5)	$35.0	$32.8	6.7%	$65.4	$67.6	(3.3)%
Other fleet operating costs (6)	$8.1	$8.2	(1.2)%	$15.8	$17.4	(9.2)%
Interest expense (7)	$60.4	$57.0	6.0%	$117.8	$111.8	5.4%
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
(4) Depreciation and amortization expense includes $0.8 million and $5.5 million for the three and six months ended June 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in depreciation and amortization expense, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Lease portfolio sales	$162.5	$129.0	$186.7	$185.7
Operating profit on lease portfolio sales	$22.7	$29.8	$24.8	$43.3
Operating profit margin on lease portfolio sales	14.0%	23.1%	13.3%	23.3%

Total revenues for the Railcar Leasing and Services Group increased by 4.9% and 13.0% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. Leasing and management revenues for the three and six months ended June 30, 2024 were favorably impacted primarily by improved lease rates and net additions to the lease fleet, which resulted in higher revenues when compared to the three and six months ended June 30, 2023. Digital and logistics services revenues for the three and six months ended June 30, 2024 decreased when compared to the prior year periods primarily due to a change in revenue recognition from gross basis to net basis based on our conclusion that we are acting as an agent for certain services provided to a small number of customers.
Our maintenance services business is primarily dedicated to servicing our lease fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. We also perform maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet. Revenues in our maintenance services business increased for the three months ended June 30, 2024 as a result of the mix of external repairs. Revenues in our maintenance services business increased for the six months ended June 30, 2024 as a result of a higher volume of repairs completed for third parties, including our investor-owned fleet, as well as favorable pricing.
Cost of revenues for the Railcar Leasing and Services Group decreased by 6.1% and increased by 4.0% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. In our maintenance services business, cost of revenues decreased for the three months ended June 30, 2024 as a result of the mix of external repairs, as well as a government incentive related to our investment at a rail maintenance facility. In our maintenance services business, cost of revenues increased for the six months ended June 30, 2024 as a result of the volume of external repairs. Cost of revenues for the three and six months ended June 30, 2024 was also impacted by the gross basis to net basis change described above.
Leasing Group operating profit increased by 10.2% and 13.8% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods primarily due to improved lease rates and net additions to the lease fleet, partially offset by lower lease portfolio sales in the current year periods. For the six months ended June 30, 2024, operating profit was further increased by a higher volume of external repairs in the maintenance services business. Additionally, operating profit was favorably impacted by gains of $1.2 million during the six months ended June 30, 2023 related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2024	June 30, 2023
Number of railcars:
Wholly-owned (1)	85,825	85,390
Partially-owned	23,540	23,670
	109,365	109,060
Investor-owned	34,305	33,205
	143,670	142,265
Company-owned railcars (2):
Average age in years	13.5	12.6
Average remaining lease term in years	2.8	3.1
Fleet utilization	96.9%	97.9%
(1) Includes 2,490 railcars under leased-in arrangements as of both June 30, 2024 and 2023.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$605.6	$626.0	(3.3)%	$1,244.8	$1,184.4	5.1%
Parts & components	28.6	29.4	(2.7)%	56.8	58.6	(3.1)%
Total revenues	$634.2	$655.4	(3.2)%	$1,301.6	$1,243.0	4.7%

Operating costs:
Cost of revenues	576.0	623.4	(7.6)%	1,191.9	1,179.8	1.0%
Selling, engineering, and administrative expenses	7.8	7.5	4.0%	15.5	14.5	6.9%
Losses on dispositions of property	—	(0.2)	*	—	(0.3)	*
Operating profit	$50.4	$24.3	107.4%	$94.2	$48.4	94.6%
Operating profit margin	7.9%	3.7%		7.2%	3.9%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $14.4 million, representing 195 railcars, for the three months ended June 30, 2024 and sustainable railcar conversion revenues of $64.6 million, representing 870 railcars, for the six months ended June 30, 2024. Includes sustainable railcar conversion revenues of $6.4 million, representing 45 railcars, for the three months ended June 30, 2023 and sustainable railcar conversion revenues of $60.3 million, representing 635 railcars, for the six months ended June 30, 2023.
Revenues for the Rail Products Group decreased for the three months ended June 30, 2024 by 3.2% when compared to the prior year period primarily as a result of lower deliveries and the mix of railcars sold. Revenues for the Rail Products Group increased for the six months ended June 30, 2024 by 4.7% when compared to the prior year period primarily as a result of higher deliveries.
Cost of revenues for the Rail Products Group decreased for the three months ended June 30, 2024 by 7.6% when compared to the prior year period primarily due to improved labor efficiencies, operational efficiencies associated with reduced production line changeovers and fewer supply chain disruptions, as well as lower deliveries when compared to the prior year period. Cost of revenues for the Rail Products Group for the six months ended June 30, 2024 was relatively flat when compared to the prior year period primarily driven by higher deliveries and the impact of foreign currency fluctuations, partially offset by improved labor efficiencies and operational efficiencies associated with reduced production line changeovers and fewer supply chain disruptions when compared to the prior year period.
Operating profit for the Rail Products Group increased for the three months ended June 30, 2024 by 107.4% when compared to the prior year period primarily due to improved labor and operational efficiencies, partially offset by lower deliveries. Operating profit for the Rail Products Group increased for the six months ended June 30, 2024 by 94.6% when compared to the prior year period primarily due to improved labor and operational efficiencies and higher deliveries.
Information related to our Rail Products Group backlog of new railcars is set forth below. In addition to the amounts below, as of June 30, 2024, our backlog related to sustainable railcar conversions totaled $19.6 million, representing 250 railcars.

	June 30,
	2024	2023	Percent
	(in millions)		Change
External customers	$2,281.1	$3,221.5
Leasing Group	402.1	383.9
Total	$2,683.2	$3,605.4	(25.6)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	Percent
	(in units, $ in whole dollars)				Change
Beginning balance	23,075	30,915	25,890	32,270
Orders received	2,495	4,770	4,375	7,460	(41.4)%
Deliveries	(4,755)	(4,985)	(9,450)	(9,030)	4.7%
Other adjustments (1)	—	(160)	—	(160)
Ending balance	20,815	30,540	20,815	30,540	(31.8)%
Average selling price in ending backlog			$128,907	$118,055	9.2%
(1) The adjustment for the three and six months ended June 30, 2023 includes 160 railcars valued at $19.2 million that were placed with a different customer and are also included in orders received in the table above, resulting in no net effect on ending backlog.
Total backlog dollars decreased by 25.6% when compared to the prior year period. We expect to deliver approximately 36.0% of our railcar backlog value during the remaining six months of 2024 and 27.9% during 2025, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Revenues:
New railcars	$64.5	$190.4	$199.7	$324.7
Sustainable railcar conversions	$—	$4.1	$0.4	$43.1
Parts & components	$8.8	$6.3	$15.3	$11.6

Deferred profit	$3.5	$11.2	$5.6	$25.9

Number of new railcars (in units)	505	1,475	1,600	2,495
Number of sustainable railcar conversions (in units)	—	35	5	425
Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent	2024	2023	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$33.5	$31.6	6.0%	$60.0	$57.6	4.2%
Gains on dispositions of property	(0.2)	—	*	(0.2)	—	*
Operating loss	$(33.3)	$(31.6)	5.4%	$(59.8)	$(57.6)	3.8%
*Not meaningful
Selling, engineering, and administrative expenses for the three and six months ended June 30, 2024 were relatively flat when compared to the prior year periods. Total operating costs during the three and six months ended June 30, 2024 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of June 30, 2024, we have total committed liquidity of $985.2 million. Our total available liquidity includes: $257.1 million of unrestricted cash and cash equivalents; $594.8 million unused and available under our revolving credit facility; and $133.3 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TILC Warehouse Loan Facility – In March 2024, we entered into a new TILC warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility.
TRL-2024 Secured Railcar Equipment Notes – In May 2024, TRL-2021 issued $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes. These notes bear interest at a fixed rate of 5.78% and have a stated final maturity date of 2054. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility, to redeem the outstanding debt of the TRL VII Notes, and for general corporate purposes.
Redemption of TRL-VII Secured Railcar Equipment Notes – In May 2024, we redeemed in full the TRL VII Notes, of which $94.1 million was outstanding at the redemption date. The all-in interest rate for the TRL VII Notes was 6.66% per annum.
Senior Notes due 2028 – In June 2024, we issued an additional $200.0 million aggregate principal amount of 7.75% senior notes due July 2028, which increased the aggregate principal amount from $400.0 million to $600.0 million. Interest on the Additional Senior Notes is payable semiannually commencing July 15, 2024. Net proceeds received from the issuance, together with cash on hand, were used to repay our Senior Notes due 2024, and to pay related fees, costs, premiums, and expenses in connection with the issuance.
Redemption of Senior Notes due 2024 – In June 2024, we redeemed in full $400.0 million aggregate principal amount of our 4.55% senior notes due 2024.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Dividend Payments – We paid $47.2 million in dividends to our common stockholders during the six months ended June 30, 2024.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the three and six months ended June 30, 2024, share repurchases totaled 33,900 shares, at a cost of approximately $0.9 million, resulting in a remaining authorization to repurchase up to $249.1 million of its common stock under the share repurchase program as of June 30, 2024.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash flows from continuing operations:
Operating activities	$299.7	$140.3
Investing activities	(55.9)	(292.1)
Financing activities	(108.7)	159.5
Net cash flows from discontinued operations	(6.0)	(5.4)
Net increase in cash, cash equivalents, and restricted cash	$129.1	$2.3
Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2024 was $299.7 million compared to net cash provided by operating activities from continuing operations of $140.3 million for the six months ended June 30, 2023. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2024	2023
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$37.1	$(73.7)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	32.4	67.5
Changes in operating assets and liabilities	$69.5	$(6.2)
The changes in our operating assets and liabilities resulted in a net source of $69.5 million for the six months ended June 30, 2024, as compared to a net use of $6.2 million for the six months ended June 30, 2023. The change in operating assets for the current year period was impacted primarily by lower inventory balances associated with railcar deliveries.
Investing Activities. Net cash used in investing activities from continuing operations for the six months ended June 30, 2024 was $55.9 million compared to $292.1 million of net cash used in investing activities from continuing operations for the six months ended June 30, 2023. Significant investing activities are as follows:
•We made a net fleet investment of $46.0 million during the six months ended June 30, 2024, compared to $214.0 million in the prior year period primarily due to the timing of lease portfolio sales relative to fleet additions. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the six months ended June 30, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $66.2 million. We had no acquisitions during the six months ended June 30, 2024.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2024 was $108.7 million compared to $159.5 million of net cash provided by financing activities for the six months ended June 30, 2023. Significant financing activities are as follows:
•During the six months ended June 30, 2024, we had total repayments of $1,759.9 million and total borrowings of $1,722.2 million, for net repayments of $37.7 million, primarily from the redemption of the Senior Notes due 2024 and the TRL VII Notes, partially offset by debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the six months ended June 30, 2023, we had total borrowings of $1,253.9 million and total repayments of $1,035.3 million, for net proceeds of $218.6 million, primarily from debt proceeds for general corporate purposes and to support our investment in the lease fleet.
•We paid $47.2 million and $43.3 million in dividends to our common stockholders during the six months ended June 30, 2024 and 2023, respectively.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at June 30, 2024
Maximum leverage (1)	No greater than 3.75 to 1.00	1.13
Minimum interest coverage (2)	No less than 2.25 to 1.00	13.22
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2024.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2024.
As of June 30, 2024, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2024, we anticipate a net fleet investment of between $300 million and $400 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $50 million and $60 million for the full year 2024.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about our investments in partially-owned subsidiaries.
Off Balance Sheet Arrangements
As of June 30, 2024, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $5.2 million, the majority of which are expected to expire in November 2024. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million. This letter of credit obligation replaces a required cash liquidity reserve to support the TILC warehouse loan facility and renews by its terms each year.
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
Cash Flow from Operations with Net Gains on Lease Portfolio Sales
Cash flow from operations with net gains on lease portfolio sales is a non-GAAP financial measure. We believe this measure is useful to both management and investors as it provides a relevant measure of liquidity and a useful basis for assessing the breadth of the cash flow generation capabilities across our operating platform, as well as our ability to fund our operations and repay our debt. This measure is defined as net cash provided by operating activities from continuing operations as computed in accordance with GAAP, plus net gains on lease portfolio sales and is reconciled to net cash provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, in the following table. Non-GAAP measures should not be considered in isolation or as a substitute for our reported results prepared in accordance with GAAP and, as calculated, may not be comparable to other similarly titled measures for other companies.

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities – continuing operations	$299.7	$140.3
Net gains on lease portfolio sales	24.8	43.3
Cash flow from operations with net gains on lease portfolio sales	$324.5	$183.6
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2024, there have been no material changes to our contractual obligations from December 31, 2023:
•In March 2024, we entered into a new TILC warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility.
•In May 2024, TRL-2021 issued $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes. These notes have a stated final maturity date of 2054.
•In May 2024, we redeemed in full the TRL VII Notes, of which $99.7 million was outstanding as of December 31, 2023.
•In June 2024, we issued an additional $200.0 million aggregate principal amount of 7.75% senior notes due 2028, which increased the aggregate principal amount from $400.0 million to $600.0 million.
•In June 2024, we redeemed in full $400.0 million aggregate principal amount of 4.55% senior notes due 2024.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2023 as set forth in Item 7A of our 2023 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and six months ended June 30, 2024.

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
Internal Controls over Financial Reporting
During the three months ended June 30, 2024, the Company implemented a new core accounting platform, which included changes to the Company’s general ledger, accounts payable, accounts receivable, and fixed assets accounting processes. As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new financial system.
Except as noted above, during the period covered by this report, there were no other changes in our internal controls over financial reporting (as defined under the Exchange Act Rule 13a-15(f)) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The information provided in Note 14 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2024 through April 30, 2024	19,294	$26.00	18,900	$249.5
May 1, 2024 through May 31, 2024	271,668	$30.74	—	$249.5
June 1, 2024 through June 30, 2024	15,409	$28.01	15,000	$249.1
Total	306,371		33,900
(1) These columns include the following transactions during the three months ended June 30, 2024: (i) the surrender to the Company of 272,215 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 256 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 33,900 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 33,900 shares under the share repurchase program during the three months ended June 30, 2024, at a cost of approximately $0.9 million, resulting a remaining authorization to repurchase up to $249.1 million of its common stock under the share repurchase program as of June 30, 2024. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Supplemental Indenture, dated as of June 5, 2024, by and among Trinity Industries, Inc., the guarantors party thereto and Truist Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed June 5, 2024).

4.2	Form of Additional 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.2 to our Form 8-K filed June 5, 2024).
10.1
Note Purchase Agreement dated May 22, 2024, among Trinity Industries Leasing Company, Trinity Rail Leasing 2021 LLC, Wells Fargo Securities LLC, ATLAS SP Securities, a division of Apollo Global Securities, LLC, BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Citizens JMP Securities, LLC, PNC Capital Markets LLC, and Regions Securities LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 23, 2024).

10.2
Series 2024-1 Supplement dated May 30, 2024, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2024).

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
August 1, 2024