Form 10-Q
period 2024-09-30
TRINITY INDUSTRIES INC
filed 2024-10-31
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
Yes ☐ No ☑
At October 24, 2024, the number of shares of common stock, $0.01 par value, outstanding was 82,163,037.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Manufacturing	$509.6	$560.0	$1,595.8	$1,423.6
Leasing & Services	289.2	261.3	854.0	761.8
	798.8	821.3	2,449.8	2,185.4
Operating costs:
Cost of revenues:
Manufacturing	460.7	523.0	1,442.8	1,349.0
Leasing & Services	168.6	156.5	493.8	470.2
	629.3	679.5	1,936.6	1,819.2
Selling, engineering, and administrative expenses:
Manufacturing	8.7	7.3	24.2	21.8
Leasing & Services	18.7	16.6	56.8	48.7
Corporate & other	33.1	25.2	93.1	82.8
	60.5	49.1	174.1	153.3
Gains on dispositions of property:
Lease portfolio sales	11.4	3.1	36.2	46.4
Other	2.0	4.4	4.2	6.8
	13.4	7.5	40.4	53.2
Restructuring activities, net	—	—	—	(2.2)
Total operating profit	122.4	100.2	379.5	268.3
Other (income) expense:
Interest expense, net	67.4	68.8	206.6	197.8
Other, net	(1.4)	(0.9)	(1.4)	2.0
	66.0	67.9	205.2	199.8
Income from continuing operations before income taxes	56.4	32.3	174.3	68.5
Provision (benefit) for income taxes:
Current	18.3	22.2	45.2	26.2
Deferred	(2.7)	(16.2)	(1.5)	(24.3)
	15.6	6.0	43.7	1.9
Income from continuing operations	40.8	26.3	130.6	66.6
Loss from discontinued operations, net of benefit for income taxes of $1.7, $0.7, $3.5, and $2.2	(5.3)	(2.7)	(11.3)	(8.1)
Net income	35.5	23.6	119.3	58.5
Net income attributable to noncontrolling interest	4.1	1.8	9.8	15.3
Net income attributable to Trinity Industries, Inc.	$31.4	$21.8	$109.5	$43.2

Basic earnings per common share:
Income from continuing operations	$0.45	$0.30	$1.48	$0.63
Loss from discontinued operations	(0.07)	(0.03)	(0.14)	(0.10)
Basic net income attributable to Trinity Industries, Inc.	$0.38	$0.27	$1.34	$0.53
Diluted earnings per common share:
Income from continuing operations	$0.44	$0.29	$1.44	$0.62
Loss from discontinued operations	(0.07)	(0.03)	(0.13)	(0.10)
Diluted net income attributable to Trinity Industries, Inc.	$0.37	$0.26	$1.31	$0.52
Weighted average number of shares outstanding:
Basic	82.2	81.6	81.9	81.2
Diluted	84.1	83.5	83.9	83.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$35.5	$23.6	$119.3	$58.5
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $3.9, $(1.4), $2.2, and $(4.2)	(13.2)	5.0	(7.3)	14.4
Reclassification adjustments for gains included in net income, net of tax (expense) benefit of $(1.3), $(1.4), $(4.2), and $8.5	(3.8)	(4.8)	(13.1)	(23.6)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, $—, $—, and $—	0.1	—	0.1	—
	(16.9)	0.2	(20.3)	(9.2)
Comprehensive income	18.6	23.8	99.0	49.3
Less: comprehensive income attributable to noncontrolling interest	4.2	1.9	10.1	8.1
Comprehensive income attributable to Trinity Industries, Inc.	$14.4	$21.9	$88.9	$41.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$222.4	$105.7
Receivables, net of allowance	413.8	363.5
Income tax receivable	5.0	5.2
Inventories:
Raw materials and supplies	359.2	419.4
Work in process	141.2	142.4
Finished goods	48.7	122.5
	549.1	684.3
Restricted cash, including partially-owned subsidiaries of $29.6 and $30.6	110.0	129.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,923.2 and $1,922.5	9,643.0	9,539.6
Less accumulated depreciation, including partially-owned subsidiaries of $679.6 and $644.7	(2,714.4)	(2,534.8)
	6,928.6	7,004.8
Goodwill	221.5	221.5
Other assets	392.5	392.1
Total assets	$8,842.9	$8,906.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$270.2	$305.3
Accrued liabilities	325.8	302.3
Debt:
Recourse	597.7	794.6
Non-recourse:
Wholly-owned subsidiaries	4,007.4	3,819.2
Partially-owned subsidiaries	1,094.6	1,140.4
	5,699.7	5,754.2
Deferred income taxes	1,096.8	1,103.5
Other liabilities	151.9	165.7
Total liabilities	7,544.4	7,631.0
Commitments and contingencies (Note 14)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	23.4	15.4
Retained earnings	1,050.2	1,010.5
Accumulated other comprehensive income (loss)	(9.6)	11.0
Treasury stock	(7.4)	(0.6)
Trinity stockholders' equity	1,057.4	1,037.1
Noncontrolling interest	241.1	238.4
Total stockholders' equity	1,298.5	1,275.5
Total liabilities and stockholders' equity	$8,842.9	$8,906.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating activities:
Net income	$119.3	$58.5
Loss from discontinued operations, net of income taxes	11.3	8.1
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	220.2	219.9
Stock-based compensation expense	17.3	18.8
Provision (benefit) for deferred income taxes	(1.5)	(24.3)
Net gains on lease portfolio sales	(36.2)	(46.4)
Gains on dispositions of property and other assets	(4.2)	(1.9)
Gains on insurance recoveries from property damage	—	(4.9)
Non-cash impact of restructuring activities	—	(2.2)
Non-cash interest expense	9.8	9.1
Loss on extinguishment of debt	1.5	—
Other	(3.9)	(3.7)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(50.5)	(54.4)
(Increase) decrease in inventories	135.2	(50.0)
(Increase) decrease in other assets	(3.0)	—
Increase (decrease) in accounts payable	(35.1)	22.6
Increase (decrease) in accrued liabilities	0.3	60.5
Increase (decrease) in other liabilities	3.0	6.1
Net cash provided by operating activities – continuing operations	383.5	215.8
Net cash used in operating activities – discontinued operations	(11.3)	(8.1)
Net cash provided by operating activities	372.2	207.7
Investing activities:
Proceeds from dispositions of property and other assets	15.5	13.0
Proceeds from lease portfolio sales	253.7	245.8
Capital expenditures – lease fleet	(340.2)	(483.3)
Capital expenditures – operating and administrative	(32.3)	(29.4)
Acquisitions, net of cash acquired	—	(66.2)
Proceeds from insurance recoveries	1.7	4.9
Equity investments	(3.6)	(1.1)
Net cash used in investing activities	(105.2)	(316.3)
Financing activities:
Payments to retire debt	(1,831.0)	(1,279.0)
Proceeds from issuance of debt	1,762.4	1,444.3
Payments to settle contingent consideration liability	(8.0)	—
Shares repurchased	(6.9)	—
Dividends paid to common shareholders	(70.1)	(64.7)
Purchase of shares to satisfy employee tax on vested stock	(8.7)	(6.9)
Distributions to noncontrolling interest	(7.4)	(12.7)
Net cash provided by (used in) financing activities	(169.7)	81.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	97.3	(27.6)
Cash, cash equivalents, and restricted cash at beginning of period	235.1	294.3
Cash, cash equivalents, and restricted cash at end of period	$332.4	$266.7
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	23.7	—	—	—	23.7	3.7	27.4
Other comprehensive income	—	—	—	—	7.4	—	—	7.4	0.1	7.5
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Settlement of share-based awards, net	—	—	0.1	—	—	—	(0.4)	(0.3)	—	(0.3)
Balances at March 31, 2024	81.8	$0.8	$20.2	$1,010.9	$18.4	—	$(1.0)	$1,049.3	$239.2	$1,288.5
Net income	—	—	—	54.4	—	—	—	54.4	2.0	56.4
Other comprehensive income (loss)	—	—	—	—	(11.0)	—	—	(11.0)	0.1	(10.9)
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Stock-based compensation expense	—	—	5.9	—	—	—	—	5.9	—	5.9
Settlement of share-based awards, net	0.9	—	0.2	—	—	(0.3)	(9.1)	(8.9)	—	(8.9)
Shares repurchased	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Retirement of treasury stock	(0.3)	—	(10.4)	—	—	0.3	10.4	—	—	—
Balances at June 30, 2024	82.4	$0.8	$15.9	$1,042.0	$7.4	—	$(0.6)	$1,065.5	$238.5	$1,304.0
Net income	—	—	—	31.4	—	—	—	31.4	4.1	35.5
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	—	(17.0)	0.1	(16.9)
Cash dividends declared on common stock (1)	—	—	—	(23.2)	—	—	—	(23.2)	—	(23.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Stock-based compensation expense	—	—	6.7	—	—	—	—	6.7	—	6.7
Settlement of share-based awards, net	—	—	0.8	—	—	—	(0.6)	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(0.2)	(6.2)	(6.2)	—	(6.2)
Balances at September 30, 2024	82.4	$0.8	$23.4	$1,050.2	$(9.6)	(0.2)	$(7.4)	$1,057.4	$241.1	$1,298.5
(1) Dividends of $0.28 per common share for all periods presented in 2024.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	4.4	—	—	—	4.4	9.3	13.7
Other comprehensive loss	—	—	—	—	(7.0)	—	—	(7.0)	(7.4)	(14.4)
Cash dividends declared on common stock (1)	—	—	—	(21.4)	—	—	—	(21.4)	—	(21.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2	—	6.2
Settlement of share-based awards, net	—	—	0.4	—	—	—	(0.8)	(0.4)	—	(0.4)
Balances at March 31, 2023	81.1	$0.8	$6.6	$975.6	$12.7	—	$(1.5)	$994.2	$256.2	$1,250.4
Net income	—	—	—	17.0	—	—	—	17.0	4.2	21.2
Other comprehensive income	—	—	—	—	4.9	—	—	4.9	0.1	5.0
Cash dividends declared on common stock (1)	—	—	—	(21.6)	—	—	—	(21.6)	—	(21.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.1)	(6.1)
Stock-based compensation expense	—	—	6.5	—	—	—	—	6.5	—	6.5
Settlement of share-based awards, net	1.0	—	—	—	—	(0.3)	(6.4)	(6.4)	—	(6.4)
Retirement of treasury stock	(0.3)	—	(7.2)	—	—	0.3	7.2	—	—	—
Balances at June 30, 2023	81.8	$0.8	$5.9	$971.0	$17.6	—	$(0.7)	$994.6	$254.4	$1,249.0
Net income	—	—	—	21.8	—	—	—	21.8	1.8	23.6
Other comprehensive income	—	—	—	—	0.1	—	—	0.1	0.1	0.2
Cash dividends declared on common stock (1)	—	—	—	(21.7)	—	—	—	(21.7)	—	(21.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.7)	(3.7)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1	—	6.1
Settlement of share-based awards, net	—	—	0.2	—	—	—	(0.3)	(0.1)	—	(0.1)
Balances at September 30, 2023	81.8	$0.8	$12.2	$971.1	$17.7	—	$(1.0)	$1,000.8	$252.6	$1,253.4
(1) Dividends of $0.26 per common share for for all periods presented in 2023.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), including the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”), RIV 2013 Rail Holdings LLC ("RIV 2013"), and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2024 presentation.
Due to seasonal and other factors, the results of operations for the nine months ended September 30, 2024 may not be indicative of expected results of operations for the year ending December 31, 2024. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of September 30, 2024 and 2023.
We report all sales of railcars from the lease fleet and selling profit or loss associated with sales-type leases as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
Our maintenance services business is primarily dedicated to servicing our lease fleet of Company-owned railcars pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. We also perform maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet.
Within maintenance services, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $11.8 million and $8.8 million as of September 30, 2024 and December 31, 2023, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
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
Revenue is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $4.1 million and $12.6 million as of September 30, 2024 and December 31, 2023, respectively, which primarily relate to unbilled revenues recognized on sustainable railcar conversions that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of September 30, 2024 and the percentage of the outstanding performance obligations as of September 30, 2024 expected to be delivered during the remainder of 2024:

	Unsatisfied performance obligations at September 30, 2024
	Total Amount	Percent expected to be delivered in 2024
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,998.9
Leasing Group	365.6
	$2,364.5	19.9%
Sustainable railcar conversions	$6.5	53.8%

Railcar Leasing and Services Group:
Leasing and management	$60.8	8.2%
Maintenance services	$6.9	100.0%
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

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to thirteen years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of September 30, 2024, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations
Operating lease expense	$5.2	$4.6	$15.8	$13.3

Consolidated Statements of Cash Flows
Cash flows from operating activities			$15.8	$13.3
Right-of-use assets recognized in exchange for new lease liabilities			$8.0	$9.6

			September 30, 2024	December 31, 2023
Consolidated Balance Sheets
Right-of-use assets (1)			$97.0	$100.6
Lease liabilities (2)			$112.6	$118.2
Weighted average remaining lease term			8.7 years	9.3 years
Weighted average discount rate (3)			3.7%	3.6%
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
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Railcars in our Lease Fleet	Operating and Administrative	Total
Remaining three months of 2024	$2.3	$3.1	$5.4
2025	8.7	11.4	20.1
2026	8.0	10.1	18.1
2027	7.5	9.3	16.8
2028	5.0	7.9	12.9
Thereafter	6.8	51.3	58.1
Total operating lease payments	$38.3	$93.1	$131.4
Less: Present value adjustment			(18.8)
Total operating lease liabilities			$112.6

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of September 30, 2024, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating lease revenues	$194.5	$183.4	$582.3	$542.0
Variable operating lease revenues	$14.7	$18.3	$49.2	$51.0
Interest income on sales-type lease receivables	$0.2	$0.1	$0.5	$0.5
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining three months of 2024	$186.1
2025	660.8
2026	535.2
2027	406.1
2028	258.0
Thereafter	402.3
Total	$2,448.5
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining three months of 2024	$0.3
2025	1.1
2026	1.1
2027	1.1
2028	1.1
Thereafter	9.0
Total	13.7
Less: Unearned interest income	(3.8)
Net investment in sales-type leases (1)	$9.9
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the nine months ended September 30, 2024, we recognized approximately $3.3 million of credit loss expense and wrote off $1.6 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $12.8 million at December 31, 2023 to $14.5 million at September 30, 2024. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Amounts due to our participating suppliers in the SCF program totaled $12.3 million and $18.3 million as of September 30, 2024 and December 31, 2023, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.
Goodwill
Goodwill by segment is as follows:

	September 30, 2024	December 31, 2023
Railcar Leasing and Services Group	$50.6	$50.6
Rail Products Group	170.9	170.9
	$221.5	$221.5

Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$2.8	$5.2	$3.3	$3.3
Warranty costs incurred	—	(0.7)	(0.4)	(1.2)
Warranty originations and revisions	0.2	0.5	0.4	3.5
Warranty expirations	(0.1)	—	(0.4)	(0.6)
Ending balance	$2.9	$5.0	$2.9	$5.0
Recent Accounting Pronouncements
Not Yet Adopted
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures," which improves disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, the amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM, and interim period disclosure of all current ASC 280, Segment Reporting, annual disclosures about a reportable segment's profit or loss and assets. ASU 2023-07 is effective for public companies during annual reporting periods beginning after December 15, 2023 and during interim reporting periods beginning after December 15, 2024 and is to be adopted on a retrospective basis. We are currently evaluating the impact ASU 2023-07 will have on our segment reporting disclosures.
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
The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an estimated fair value of $20.0 million as of December 31, 2023 and is remeasured at each reporting period using Level 3 inputs. During the nine months ended September 30, 2024, the first installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities. As of September 30, 2024, the estimated fair value of the remaining additional consideration was $10.0 million.
Acquisition of RSI Logistics
In March 2023, we acquired RSI Logistics, a data-centric provider of proprietary software and logistics and terminal management solutions to the North American rail industry. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. Based on our purchase price allocation, we recorded identifiable intangible assets of $35.7 million, goodwill of $25.6 million, and certain other immaterial assets and liabilities. The identifiable intangible assets, with the exception of the trade name, which is considered an indefinite-lived intangible asset, are being amortized over their estimated useful lives, ranging from 5 years to 15 years.
Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify Rush Hour Intermediate II, LLC ("Rush Hour") for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three and nine months ended September 30, 2024, we recorded expenses related to these obligations of $7.0 million ($5.3 million, net of income taxes) and $14.8 million ($11.3 million, net of income taxes), respectively. For the three and nine months ended September 30, 2023, we recorded expenses related to these obligations of $3.4 million ($2.7 million, net of income taxes) and $10.3 million ($8.1 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 14 for further information regarding obligations retained in connection with the THP sale.

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at September 30, 2024
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.2	$0.3
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.1)	$—
Open hedges:
2017 promissory notes – interest rate swap	$388.1	2.31%	$6.3	$(5.9)	$—
TRL-2023 term loan	$261.0	3.79%	$(4.5)	$4.6	$—
TILC (2)	$30.0	3.00%	$0.2	$(0.2)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) In September 2024, we entered into an interest rate swap to hedge a portion of the risk of potential interest rate increases in anticipation of a future debt issuance.

	Effect on interest expense – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months
	2024	2023	2024	2023
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$—	$—	$0.1	$0.1	$0.1
TRIP Holdings warehouse loan	$—	$—	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.2	$0.2	$0.5	$0.6	$0.5
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(3.0)	$(3.1)	$(9.1)	$(8.5)	$(12.1)
TRL-2023 term loan	$(1.0)	$(1.0)	$(3.1)	$(1.2)	$0.8
(1) Based on the fair value of open hedges as of September 30, 2024.

Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of fifteen months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at September 30, 2024		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months (1)
Instrument				2024	2023	2024	2023
	(in millions)
Forward contracts	$179.0	$(9.0)	$12.0	$(1.2)	$(2.2)	$(5.8)	$(6.1)	$11.3
Options (2)	$—	$—	$—	$—	$—	$0.2	$—	$—
(1) Based on the fair value of open hedges as of September 30, 2024.
(2) The foreign currency options matured in June 2024.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at September 30, 2024	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended September 30,		Nine Months Ended September 30,
				2024	2023	2024	2023
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$17.7	$13.0	$—	$9.3	$—
TILC – interest rate cap (2)	$680.0	2.50%	$(17.7)	$(13.0)	$—	$(6.2)	$—
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$—	$(0.3)	$1.9	$(5.5)
TILC – interest rate cap	$800.0	2.50%	$—	$—	$0.3	$(1.9)	$5.5
(1) Comprised of back-to-back interest rate caps entered into with the same counterparty in connection with our risk management objectives.
(2) The amount recorded to other, net (income) expense in our Consolidated Statements of Operations for the nine months ended September 30, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility. See Note 8 for further information.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	September 30, 2024	December 31, 2023
	(in millions)
Assets:
Cash equivalents	$138.4	$78.7
Restricted cash	110.0	129.4
Total assets	$248.4	$208.1
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

	Level 2
	September 30, 2024	December 31, 2023
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$6.5	$13.1
Foreign currency hedges	—	6.8
Derivatives not designated as hedging instruments:
Interest rate derivatives	17.7	6.6
Total assets	$24.2	$26.5

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$4.5	$2.5
Foreign currency hedges	9.0	—
Derivatives not designated as hedging instruments:
Interest rate derivatives	17.7	6.6
Total liabilities	$31.2	$9.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2024 and December 31, 2023, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy, except as described in Note 2.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended September 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$289.2	$509.6	$—	$798.8
Intersegment revenue	0.3	93.6	(93.9)	—
Total revenues	$289.5	$603.2	$(93.9)	$798.8

	Three Months Ended September 30, 2023
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$261.3	$560.0	$—	$821.3
Intersegment revenue	0.4	64.1	(64.5)	—
Total revenues	$261.7	$624.1	$(64.5)	$821.3

	Nine Months Ended September 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$854.0	$1,595.8	$—	$2,449.8
Intersegment revenue	2.1	309.0	(311.1)	—
Total revenues	$856.1	$1,904.8	$(311.1)	$2,449.8

	Nine Months Ended September 30, 2023
	Railcar Leasing and Services Group	Rail Products Group	Eliminations	Consolidated Total
External revenue	$761.8	$1,423.6	$—	$2,185.4
Intersegment revenue	1.1	443.5	(444.6)	—
Total revenues	$762.9	$1,867.1	$(444.6)	$2,185.4
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$115.2	$95.8	$343.5	$296.5
Rail Products Group	48.9	29.4	143.1	77.8
Segment Totals	164.1	125.2	486.6	374.3
Corporate and other	(33.1)	(25.2)	(92.9)	(82.8)
Restructuring activities, net	—	—	—	2.2
Eliminations	(8.6)	0.2	(14.2)	(25.4)
Consolidated operating profit	122.4	100.2	379.5	268.3
Other (income) expense	66.0	67.9	205.2	199.8
Provision (benefit) for income taxes	15.6	6.0	43.7	1.9
Loss from discontinued operations, net of income taxes	(5.3)	(2.7)	(11.3)	(8.1)
Net income	$35.5	$23.6	$119.3	$58.5
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
At September 30, 2024, the carrying value of our investments in TRIP Holdings and RIV 2013 totaled $125.3 million. Our ownership interests in TRIP Holdings and RIV 2013 are 42.6% and 30.5%, respectively, with the remaining interests owned by third-party, investor-owned funds. These investments in our partially-owned leasing subsidiaries are eliminated in consolidation.
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
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At September 30, 2024, the carrying value of our investment in Trinity Global Ventures totaled $2.8 million, which is eliminated in consolidation.
Investment in Unconsolidated Affiliate
In 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, entered into a railcar investment vehicle program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 87.4% by Wafra Funds and 12.6% by TILC. TILC services all railcars owned by Signal Rail.
In May 2024, TILC and certain of its subsidiaries sold a portfolio comprised of 1,315 railcars and related leases to Signal Rail for an aggregate sales price of approximately $142.8 million. During the nine months ended September 30, 2024, TILC recognized a gain of approximately $18.8 million on the sale and approximately $1.4 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. In connection with the sale, TILC contributed $2.0 million of cash to Signal Rail. Signal Rail financed the May 2024 purchase primarily through an asset-backed securitization. To date, TILC has sold 7,775 railcars and related leases to Signal Rail for an aggregate sales price of $741.4 million.
Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 12.6% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 12.6% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At September 30, 2024, the carrying value of TILC’s equity investment in Signal Rail was $21.5 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Services Group
The Railcar Leasing and Services Group owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; railcar maintenance and modification services; and other railcar logistics products and services. Information related to the Leasing Group is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$213.1	$204.7	4.1%	$644.0	$603.2	6.8%
Maintenance services (1)	66.5	39.1	70.1%	180.7	113.6	59.1%
Digital and logistics services	9.9	17.9	(44.7)%	31.4	46.1	(31.9)%
Total revenues	$289.5	$261.7	10.6%	$856.1	$762.9	12.2%

Cost of revenues (2)	$168.9	$156.9	7.6%	495.9	471.3	5.2%
Selling, engineering, and administrative expenses	18.7	16.6	12.7%	56.8	48.7	16.6%
Gains on dispositions of property:
Lease portfolio sales	11.4	3.1	*	36.2	46.4	*
Other	1.9	4.5	*	3.9	7.2	*
Total operating profit	$115.2	$95.8	20.3%	$343.5	$296.5	15.9%
Total operating profit margin	39.8%	36.6%		40.1%	38.9%
Total operating profit margin, excluding lease portfolio sales	35.9%	35.4%		35.9%	32.8%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$59.7	$58.7	1.7%	$179.7	$179.5	0.1%
Maintenance and compliance expense (5)	$29.7	$33.7	(11.9)%	$95.1	$101.3	(6.1)%
Other fleet operating costs (6)	$8.5	$7.7	10.4%	$24.3	$25.1	(3.2)%
Interest expense (7)	$59.1	$57.9	2.1%	$176.9	$169.7	4.2%
* Not meaningful
(1) Revenues related to services performed by the maintenance services business to support our lease fleet of Company-owned railcars are eliminated within the Railcar Leasing & Services Group and are excluded from the totals reported on this line.
(2) Includes depreciation and amortization expense, maintenance and compliance expense, and other fleet operating costs related to our lease fleet, as well as operating costs for our maintenance services and digital and logistics services businesses.
(3) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(4) Depreciation and amortization expense includes $0.1 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in depreciation and amortization expense, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.

Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Lease portfolio sales	$67.0	$60.1	$253.7	$245.8
Operating profit on lease portfolio sales	$11.4	$3.1	$36.2	$46.4
Operating profit margin on lease portfolio sales	17.0%	5.2%	14.3%	18.9%
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

	Remaining three months of 2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$182.9	$649.3	$526.6	$402.9	$257.0	$400.5	$2,419.2
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at September 30, 2024 consisted primarily of non-recourse debt. As of September 30, 2024, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,587.4 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at September 30, 2024 was $290.7 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of September 30, 2024, TRIP Holdings held equipment with a net book value of $1,018.9 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of September 30, 2024, TRP-2021 equipment with a net book value of $413.1 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	Remaining three months of 2024	2025	2026	2027	2028	Thereafter	Total
	(in millions)
Future operating lease obligations	$2.3	$8.7	$8.0	$7.5	$5.0	$6.8	$38.3
Future contractual minimum rental revenues	$3.2	$11.5	$8.6	$3.2	$1.0	$1.8	$29.3
Operating lease obligations totaling $0.6 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	September 30, 2024	December 31, 2023
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries:
Equipment on lease	$7,612.6	$7,536.7
Less: accumulated depreciation	(1,734.5)	(1,604.9)
	5,878.1	5,931.8
Partially-owned subsidiaries:
Equipment on lease	2,236.8	2,236.6
Less: accumulated depreciation	(804.8)	(763.4)
	1,432.0	1,473.2

Deferred profit on railcar products sold (1)	(1,059.0)	(1,061.3)
Less: accumulated amortization	331.6	311.1
	(727.4)	(750.2)
Total railcars in our lease fleet	6,582.7	6,654.8

Operating and administrative assets:
Land	16.3	16.1
Buildings and improvements	392.5	380.4
Machinery and other	429.4	419.8
Construction in progress	14.4	11.3
	852.6	827.6
Less: accumulated depreciation	(506.7)	(477.6)
Total operating and administrative assets	345.9	350.0
Total property, plant, and equipment, net	$6,928.6	$7,004.8
(1) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 8. Debt
The carrying amounts of our debt are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2024, net of unamortized discount of $— and $0.1	—	399.9
Senior notes due 2028, inclusive of unamortized premium of $4.6 and $—	604.6	400.0
	604.6	799.9
Less: unamortized debt issuance costs	(6.9)	(5.3)
Total recourse debt	597.7	794.6

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.2	2,482.4	2,246.7
2017 promissory notes, net of unamortized discount of $2.0 and $3.5	641.9	673.7
TRL-2023 term loan	326.2	334.5
TILC warehouse facility	523.0	529.3
Other equipment financing	50.6	52.3
	4,024.1	3,836.5
Less: unamortized debt issuance costs	(16.7)	(17.3)
	4,007.4	3,819.2
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	1,100.2	1,147.8
Less: unamortized debt issuance costs	(5.6)	(7.4)
	1,094.6	1,140.4
Total non-recourse debt	5,102.0	4,959.6
Total debt	$5,699.7	$5,754.2
Estimated Fair Value of Debt – The estimated fair values of our 7.75% senior notes due 2028 ("Senior Notes due 2028") and our 4.55% senior notes due 2024 ("Senior Notes due 2024") are based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of September 30, 2024, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The estimated fair values of our debt are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Level 2	$630.3	$812.1
Level 3	$3,503.1	$3,192.7

Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the nine months ended September 30, 2024, we had total borrowings of $190.0 million and total repayments of $190.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $4.4 million, leaving $595.6 million available for borrowing as of September 30, 2024. Our outstanding letters of credit as of September 30, 2024 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 6.44% as of September 30, 2024. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.20% as of September 30, 2024).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of September 30, 2024, we were in compliance with all such financial covenants.
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
Redemption of Senior Notes due 2024 – In June 2024, we redeemed in full $400.0 million aggregate principal amount of our 4.55% senior notes due 2024. Additionally, in connection with the redemption of the Senior Notes due 2024, during the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $0.1 million, which related to the write-off of unamortized discount and debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the nine months ended September 30, 2024. As a result of the redemption of the Senior Notes due 2024, we are no longer required to report supplemental guarantor financial information in this Quarterly Report on Form 10-Q.
TILC Warehouse Loan Facility – TILC has historically maintained a warehouse loan facility to finance railcars owned by TILC. In March 2024, we entered into a new warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility. We incurred $3.6 million in debt issuance costs, which are recorded in other assets in our Consolidated Balance Sheets as of September 30, 2024, and are being amortized to interest expense over the facility term. During the nine months ended September 30, 2024, we had total borrowings of $946.5 million and total repayments of $952.8 million under the current and prior TILC warehouse loan facilities. Of the remaining unused facility amount of $277.0 million, $106.2 million was available as of September 30, 2024 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 6.95% at September 30, 2024.
TRL-2024 Secured Railcar Equipment Notes – In May 2024, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2024 Notes"). The TRL-2024 Notes bear interest at a fixed rate of 5.78%, are payable monthly, and have a stated final maturity date of May 19, 2054. We incurred $4.4 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2024 Notes. The TRL-2024 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2024 Notes were used to repay approximately $218.9 million of borrowings under TILC's warehouse loan facility; to redeem the outstanding debt of Trinity Rail Leasing VII LLC, as described below; and for general corporate purposes.

Redemption of TRL-VII Secured Railcar Equipment Notes – In May 2024, with the net proceeds of the TRL-2024 Notes, we redeemed in full Trinity Rail Leasing VII LLC's Series 2009-1 Secured Railcar Equipment Notes (the "TRL VII Notes"), of which $94.1 million was outstanding at the redemption date. The all-in interest rate for the TRL VII Notes was 6.66% per annum. In connection with the redemption of the TRL VII Notes, during the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $1.4 million, which included a $0.6 million early redemption premium and a write-off of $0.8 million in unamortized debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the nine months ended September 30, 2024.
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
Note 9. Income Taxes
The effective tax rates from continuing operations for the three and nine months ended September 30, 2024 were expenses of 27.7% and 25.1%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, and return to provision adjustments, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws.
The effective tax rate from continuing operations for the three months ended September 30, 2023 was an expense of 18.6%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, taxes not recorded on our non-controlling interests in partially-owned subsidiaries, and the remeasurement of deferred tax liabilities due to state tax law changes and rate reductions enacted during the third quarter of 2023.
The effective tax rate from continuing operations for the nine months ended September 30, 2023 was an expense of 2.8%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of AOCI; the re-measurement of our net deferred tax liabilities due to the acquisition of a subsidiary and state tax law changes and rate reductions during the year; changes in our valuation allowances; state income taxes; and foreign income taxes.
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
Pursuant to the acquisition of a subsidiary during the nine months ended September 30, 2023, we re-measured our existing deferred tax assets and liabilities, taking into account the expected change to state tax apportionment. This resulted in an increase to our net deferred tax liability of $3.2 million in the period, which was recorded through deferred income tax expense.
The tax provision for the nine months ended September 30, 2023 also reflects a $4.0 million tax benefit related to the net impact of an adjustment to valuation allowances, primarily for deferred tax assets in Mexico, state tax loss carryforwards, and federal tax credits.
The total income tax receivable position as of September 30, 2024 was $5.0 million primarily for state tax overpayments. As of September 30, 2024, our income tax payable for federal, state, and foreign income taxes is $23.4 million, which is included in accrued liabilities in the Consolidated Balance Sheet.
Deferred income taxes related to railcars in our lease fleet were $1.1 billion as of both September 30, 2024 and December 31, 2023.

Our federal tax return years through 2020 are closed under statute and the years 2021-2023 remain open. We have state tax returns that are under audit in the normal course of business, and the statutes of limitations for our Mexican subsidiaries' tax returns remain open for audit for 2018 and forward. We believe we are appropriately reserved for any potential matters.
During the nine months ended September 30, 2024, Canada enacted a 15% minimum tax on all companies that operate in its jurisdiction, consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two"). We do not expect that Canada’s enactment of Pillar Two will have a material impact to our income tax expense. Pillar Two legislation has not been enacted in the other jurisdictions in which we operate, and we will continue to monitor our potential exposure as more jurisdictions adopt these provisions.
Note 10. Employee Retirement Plans
Amounts related to our employee retirement plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Defined contribution expense	$3.1	$2.5	$9.0	$7.5
Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the nine months ended September 30, 2024 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2023	$12.4	$(1.4)	$11.0
Other comprehensive loss, net of tax, before reclassifications	(7.3)	—	(7.3)
Amounts reclassified from AOCI, net of tax expense of $4.2, $—, and $4.2	(13.1)	0.1	(13.0)
Less: noncontrolling interest	(0.3)	—	(0.3)
Other comprehensive income (loss)	(20.7)	0.1	(20.6)
Balances at September 30, 2024	$(8.3)	$(1.3)	$(9.6)
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

Note 12. Common Stock and Stock-Based Compensation
Stockholders' Equity
In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the three and nine months ended September 30, 2024, share repurchases totaled 192,250 shares and 226,150 shares, respectively, at a cost of approximately $6.2 million and $7.1 million, respectively, resulting in a remaining authorization to repurchase up to $242.9 million of our common stock under the share repurchase program as of September 30, 2024. Certain shares of stock repurchased during September 2024, totaling $0.2 million, were cash settled in October 2024 in accordance with normal settlement practices. There were no shares repurchased during the three and nine months ended September 30, 2023.
Stock-Based Compensation
Stock-based compensation expense totaled approximately $6.7 million and $17.3 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense totaled approximately $6.1 million and $18.8 million for the three and nine months ended September 30, 2023, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan (the "Plan”). Expense related to restricted stock units ("RSUs") issued to eligible employees under the Plan is recognized over the vesting period, generally between three years and four years. Beginning in 2020, certain RSU grants provide for full vesting when the award recipients retire having reached 60 years of age and having provided at least ten years of service to the Company, provided that the awards remain outstanding for a period of six months from the date of grant. The expense for these awards is recognized over the applicable service period for each of the eligible award recipients. Expense related to RSUs and restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years. Our stock options have contractual terms of ten years and become exercisable over a three-year period. Expense related to stock options is recognized on a straight-line basis over the vesting period.
The following table summarizes stock-based compensation awards granted during the nine months ended September 30, 2024:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	444,238	$30.57
Restricted stock awards	15,903	$30.75
Performance units	241,212	$29.56
The fair value of RSUs and RSAs granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the nine months ended September 30, 2024 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield. For the performance units granted during the nine months ended September 30, 2024 for which the payout is based on return on equity, the fair value is based on the Company's closing stock price on the date of grant, adjusted to exclude the cumulative value of dividends over the three-year vesting period as these units do not earn dividend equivalents.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Income from continuing operations	$40.8	$26.3	$130.6	$66.6
Less: Net income attributable to noncontrolling interest	(4.1)	(1.8)	(9.8)	(15.3)
Net income from continuing operations attributable to Trinity Industries, Inc.	36.7	24.5	120.8	51.3
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(5.3)	(2.7)	(11.3)	(8.1)
Net income attributable to Trinity Industries, Inc.	$31.4	$21.8	$109.5	$43.2

Basic weighted average shares outstanding	82.2	81.6	81.9	81.2
Effect of dilutive securities	1.9	1.9	2.0	2.3
Diluted weighted average shares outstanding	84.1	83.5	83.9	83.5

Basic earnings per common share:
Income from continuing operations	$0.45	$0.30	$1.48	$0.63
Loss from discontinued operations	(0.07)	(0.03)	(0.14)	(0.10)
Basic net income attributable to Trinity Industries, Inc.	$0.38	$0.27	$1.34	$0.53
Diluted earnings per common share:
Income from continuing operations	$0.44	$0.29	$1.44	$0.62
Loss from discontinued operations	(0.07)	(0.03)	(0.13)	(0.10)
Diluted net income attributable to Trinity Industries, Inc.	$0.37	$0.26	$1.31	$0.52

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	—	0.1	—	0.1
Antidilutive stock options	—	—	—	—

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
State actions
Mr. Harman has a separate state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). In this matter, Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter. On February 7, 2024, the trial court granted the Company's motion for summary judgment. On July 11, 2024, the trial court denied Mr. Harman's and the Commonwealth of Virginia’s motion for reconsideration of the order granting the Company’s motion for summary judgment. On July 26, 2024, Mr. Harman filed a Notice of Appeal of the trial court’s final judgment and all adverse rulings, including the denial of Mr. Harman’s and the Commonwealth of Virginia’s motion for reconsideration. Mr. Harman’s appeal remains pending.
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
In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242 ("Consolidated Class Action"). In this action, on July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC. Norfolk Southern also named as third-party defendants in this action Oxy Vinyls LP, GATX Corporation, and General American Marks Company. Norfolk Southern asserts third-party claims against TILC for negligence, joint and several liability, and contribution. On August 14, 2023, plaintiffs filed a First Amended Master Consolidated Class Action Complaint and Jury Demand (“First Amended Complaint”) asserting direct claims for negligence, gross negligence, and medical monitoring against Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC ("Railcar Defendants"). TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation. On September 15, 2023, TILC filed a motion to dismiss Norfolk Southern’s third-party complaint, and on September 26, 2023, TILC filed a motion to dismiss plaintiffs’ First Amended Complaint. On March 13, 2024, the trial court granted in part and denied in part TILC’s motion to dismiss Norfolk Southern’s third-party complaint and TILC’s motion to dismiss plaintiffs’ First Amended Complaint. On April 9, 2024, plaintiffs and Norfolk Southern announced a settlement in principle of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Norfolk Southern preserved its third-party claims against the Railcar Defendants. On May 22, 2024, the parties filed a joint motion to dismiss with prejudice Norfolk Southern’s third-party claims against TILC (the “Dismissal Motion”). On June 3, 2024, the court entered an order granting the Dismissal Motion (the “Dismissal Order”). The Dismissal Order dismisses, with prejudice, all of Norfolk Southern’s claims against TILC, including claims for negligence and contribution. On September 27, 2024, the district court entered an order approving the settlement of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Certain individual class members have filed notices of appeal concerning the order approving the settlement. The appeals remain pending.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $9.8 million to $22.0 million. This range includes any amounts related to the matters described above in the section titled “Highway products litigation." At September 30, 2024, total accruals of $10.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Georgia Fire
On January 16, 2024, a fire damaged a portion of the Company's facility in Cartersville, Georgia. We have incurred costs related to cleanup and damage remediation activities in order for the facility to resume limited operations, and we returned to normal production levels as of September 30, 2024. We believe our insurance coverage is sufficient to cover property damage costs related to the event. Accordingly, at March 31, 2024, we recorded an insurance receivable of approximately $1.0 million for property damage recoveries, which was collected in the third quarter of 2024. To date, we have received total advanced payments from insurance of approximately $3.4 million, which includes $1.7 million for reimbursement of cleanup and damage remediation activities and the $1.0 million insurance receivable described above. As of September 30, 2024, we have utilized $0.7 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts.
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
Input Costs
We periodically experience increases in the costs of steel, components, and certain other inputs that represent a substantial portion of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of the volatility of certain input costs on our operating profit. Further, the cost and volume of lease fleet maintenance and compliance events have increased, and we expect elevated levels of these activities to continue in the near term. We continually assess the impact of input costs on our operational efficiency, margins, and overall profitability.

Financial and Operational Highlights
•Our revenues for the nine months ended September 30, 2024 were $2,449.8 million, representing an increase of 12.1%, compared to the nine months ended September 30, 2023. Our operating profit for the nine months ended September 30, 2024 was $379.5 million compared to $268.3 million for the nine months ended September 30, 2023.
•The Leasing Group's lease fleet of 109,555 company-owned railcars was 96.6% utilized as of September 30, 2024, compared to a lease fleet utilization of 98.1% on 109,055 company-owned railcars as of September 30, 2023. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the nine months ended September 30, 2024, we made a net fleet investment of approximately $86.5 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at September 30, 2024 was $2.4 billion, compared to $3.6 billion at September 30, 2023. The Rail Products Group received orders for 6,185 railcars and delivered 13,810 railcars in the nine months ended September 30, 2024, in comparison to orders for 10,660 railcars and deliveries of 13,355 railcars in the nine months ended September 30, 2023.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
(1) Dividend yield is calculated as dividends declared for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the nine months ended September 30, 2024 and 2023.

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
Litigation Updates
See Note 14 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$798.8	$821.3	$2,449.8	$2,185.4
Cost of revenues	629.3	679.5	1,936.6	1,819.2
Selling, engineering, and administrative expenses	60.5	49.1	174.1	153.3
Gains on dispositions of property	13.4	7.5	40.4	53.2
Restructuring activities, net	—	—	—	(2.2)
Total operating profit	122.4	100.2	379.5	268.3
Interest expense, net	67.4	68.8	206.6	197.8
Other, net	(1.4)	(0.9)	(1.4)	2.0
Income from continuing operations before income taxes	56.4	32.3	174.3	68.5
Provision (benefit) for income taxes	15.6	6.0	43.7	1.9
Income from continuing operations	$40.8	$26.3	$130.6	$66.6

Revenues
The tables below present revenues by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$289.2	$0.3	$289.5	10.6%
Rail Products Group	509.6	93.6	603.2	(3.3)%
Segment Totals	798.8	93.9	892.7	0.8%
Eliminations	—	(93.9)	(93.9)
Consolidated Total	$798.8	$—	$798.8	(2.7)%

	Three Months Ended September 30, 2023
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$261.3	$0.4	$261.7
Rail Products Group	560.0	64.1	624.1
Segment Totals	821.3	64.5	885.8
Eliminations	—	(64.5)	(64.5)
Consolidated Total	$821.3	$—	$821.3

	Nine Months Ended September 30, 2024
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$854.0	$2.1	$856.1	12.2%
Rail Products Group	1,595.8	309.0	1,904.8	2.0%
Segment Totals	2,449.8	311.1	2,760.9	5.0%
Eliminations	—	(311.1)	(311.1)
Consolidated Total	$2,449.8	$—	$2,449.8	12.1%

	Nine Months Ended September 30, 2023
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$761.8	$1.1	$762.9
Rail Products Group	1,423.6	443.5	1,867.1
Segment Totals	2,185.4	444.6	2,630.0
Eliminations	—	(444.6)	(444.6)
Consolidated Total	$2,185.4	$—	$2,185.4

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Railcar Leasing and Services Group (1)	$174.3	$165.9	$512.6	$466.4
Rail Products Group	554.3	594.7	1,761.7	1,789.3
Segment Totals	728.6	760.6	2,274.3	2,255.7
Corporate and other	33.1	25.2	92.9	82.8
Restructuring activities, net	—	—	—	(2.2)
Eliminations	(85.3)	(64.7)	(296.9)	(419.2)
Consolidated Total	$676.4	$721.1	$2,070.3	$1,917.1
(1) Includes gains on lease portfolio sales of $11.4 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. Includes gains on lease portfolio sales of $36.2 million and $46.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Operating Profit
Operating profit by segment for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Railcar Leasing and Services Group	$115.2	$95.8	$343.5	$296.5
Rail Products Group	48.9	29.4	143.1	77.8
Segment Totals	164.1	125.2	486.6	374.3
Corporate and other	(33.1)	(25.2)	(92.9)	(82.8)
Restructuring activities, net	—	—	—	2.2
Eliminations	(8.6)	0.2	(14.2)	(25.4)
Consolidated Total	$122.4	$100.2	$379.5	$268.3
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended September 30, 2024 were $798.8 million, representing a decrease of $22.5 million, or 2.7%, over the prior year period primarily due to lower external deliveries in the Rail Products Group, partially offset by favorable pricing and a higher volume of external repairs, as well as improved lease rates and net additions to the lease fleet in the Leasing Group. Our revenues for the nine months ended September 30, 2024 were $2,449.8 million, representing an increase of $264.4 million, or 12.1%, over the prior year period primarily due to higher external deliveries in the Rail Products Group, as well as favorable pricing and a higher volume of external repairs and improved lease rates in the Leasing Group.
Cost of revenues – Our cost of revenues for the three months ended September 30, 2024 was $629.3 million, representing a decrease of $50.2 million, or 7.4%, over the prior year period primarily due to lower external deliveries and improved efficiencies in the Rail Products Group. Our cost of revenues for the nine months ended September 30, 2024 was $1,936.6 million, representing an increase of $117.4 million, or 6.5%, over the prior year period primarily due to higher external deliveries, partially offset by improved efficiencies in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended September 30, 2024 were $60.5 million, representing an increase of $11.4 million, or 23.2%, when compared to the prior year period. Selling, engineering, and administrative expenses for the nine months ended September 30, 2024 were $174.1 million, representing an increase of $20.8 million, or 13.6%, when compared to the prior year period. These increases were primarily due to higher employee-related costs, including increased incentive-based compensation, and continued investments in technology.

Gains on dispositions of property – Gains on dispositions of property increased by $5.9 million for the three months ended September 30, 2024, when compared to the prior year period primarily due to higher gains on lease portfolio sales in the current year period. Gains on dispositions of property decreased by $12.8 million for the nine months ended September 30, 2024, when compared to the prior year period primarily due to lower gains on lease portfolio sales in the current year period. Additionally, we recorded gains of $3.7 million and $4.9 million during the three and nine months ended September 30, 2023, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia.
Operating profit – Operating profit for the three months ended September 30, 2024 totaled $122.4 million, representing an increase of $22.2 million, or 22.2%, from the prior year period primarily due to improved lease rates and higher gains on lease portfolio sales in the Leasing Group, and improved efficiencies in the Rail Products Group, partially offset by lower external deliveries in the Rail Products Group. Operating profit for the nine months ended September 30, 2024 totaled $379.5 million, representing an increase of $111.2 million, or 41.4%, from the prior year period primarily due to higher external deliveries and improved efficiencies in the Rail Products Group and improved lease rates and a higher volume of external repairs in the Leasing Group, partially offset by lower gains on lease portfolio sales in the current year period.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended September 30, 2024 totaled $67.4 million, compared to $68.8 million for the three months ended September 30, 2023. Interest expense, net for the nine months ended September 30, 2024 totaled $206.6 million, compared to $197.8 million for the nine months ended September 30, 2023, primarily driven by higher interest rates and higher average debt in 2024, as well as a $1.5 million loss on extinguishment of debt.
Other, net – Other, net for the three months ended September 30, 2024 resulted in income of $1.4 million, compared to income of $0.9 million for the three months ended September 30, 2023. Other, net for the nine months ended September 30, 2024 resulted in income of $1.4 million, compared to expense of $2.0 million for the nine months ended September 30, 2023. The changes in other, net (income) expense are primarily due to the remeasurement impact of foreign currency fluctuations related to the Mexican peso. Additionally, other, net for the nine months ended September 30, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility.
Income taxes – The effective tax rates from continuing operations for the three and nine months ended September 30, 2024 were expenses of 27.7% and 25.1%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, and return to provision adjustments, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws.
The effective tax rate from continuing operations for the three months ended September 30, 2023 was an expense of 18.6%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, non-deductible executive compensation, excess tax benefits associated with equity-based compensation, taxes not recorded on our non-controlling interests in partially-owned subsidiaries, and the remeasurement of deferred tax liabilities due to state tax law changes and rate reductions enacted during the third quarter of 2023.
The effective tax rate from continuing operations for the nine months ended September 30, 2023 was an expense of 2.8%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of accumulated other comprehensive income; the re-measurement of our net deferred tax liabilities due to the acquisition of a subsidiary and state tax law changes and rate reductions during the year; changes in our valuation allowances; state income taxes; and foreign income taxes. See Note 9 of the Consolidated Financial Statements for additional information.

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$213.1	$204.7	4.1%	$644.0	$603.2	6.8%
Maintenance services (1)	66.5	39.1	70.1%	180.7	113.6	59.1%
Digital and logistics services	9.9	17.9	(44.7)%	31.4	46.1	(31.9)%
Total revenues	$289.5	$261.7	10.6%	$856.1	$762.9	12.2%

Cost of revenues (2)	$168.9	$156.9	7.6%	495.9	471.3	5.2%
Selling, engineering, and administrative expenses	18.7	16.6	12.7%	56.8	48.7	16.6%
Gains on dispositions of property:
Lease portfolio sales	11.4	3.1	*	36.2	46.4	*
Other	1.9	4.5	*	3.9	7.2	*
Total operating profit	$115.2	$95.8	20.3%	$343.5	$296.5	15.9%
Total operating profit margin	39.8%	36.6%		40.1%	38.9%
Total operating profit margin, excluding lease portfolio sales	35.9%	35.4%		35.9%	32.8%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$59.7	$58.7	1.7%	$179.7	$179.5	0.1%
Maintenance and compliance expense (5)	$29.7	$33.7	(11.9)%	$95.1	$101.3	(6.1)%
Other fleet operating costs (6)	$8.5	$7.7	10.4%	$24.3	$25.1	(3.2)%
Interest expense (7)	$59.1	$57.9	2.1%	$176.9	$169.7	4.2%
* Not meaningful
(1) Revenues related to services performed by the maintenance services business to support our lease fleet of Company-owned railcars are eliminated within the Railcar Leasing & Services Group and are excluded from the totals reported on this line.
(2) Includes depreciation and amortization expense, maintenance and compliance expense, and other fleet operating costs related to our lease fleet, as well as operating costs for our maintenance services and digital and logistics services businesses.
(3) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(4) Depreciation and amortization expense includes $0.1 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. Additionally, amortization of deferred profit on railcars sold from the Rail Products Group to the Leasing Group is included in depreciation and amortization expense, resulting in the recognition of depreciation expense based on our original manufacturing cost of the railcars.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Lease portfolio sales	$67.0	$60.1	$253.7	$245.8
Operating profit on lease portfolio sales	$11.4	$3.1	$36.2	$46.4
Operating profit margin on lease portfolio sales	17.0%	5.2%	14.3%	18.9%

Total revenues for the Railcar Leasing and Services Group increased by 10.6% and 12.2% for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. Leasing and management revenues for the three and nine months ended September 30, 2024 were favorably impacted primarily by improved lease rates and net additions to the lease fleet, partially offset by lower utilization, when compared to the three and nine months ended September 30, 2023. Digital and logistics services revenues for the three and nine months ended September 30, 2024 decreased when compared to the prior year periods primarily due to a change in revenue recognition from gross basis to net basis based on our conclusion that we are acting as an agent for certain services provided to a small number of customers.
Our maintenance services business is primarily dedicated to servicing our lease fleet of Company-owned railcars pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. We also perform maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet. Revenues in our maintenance services business increased for the three and nine months ended September 30, 2024 as a result of favorable pricing, as well as a higher volume of repairs completed for third parties, including our investor-owned fleet.
Cost of revenues for the Railcar Leasing and Services Group increased by 7.6% and 5.2% for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. In our maintenance services business, cost of revenues increased for the three and nine months ended September 30, 2024 as a result of the volume of external repairs. The increase to cost of revenues for the nine months ended September 30, 2024 was partially offset by a government incentive related to our investment at a rail maintenance facility. Cost of revenues for the three and nine months ended September 30, 2024 was also impacted by the gross basis to net basis change in our digital and logistics services business described above.
Leasing Group operating profit increased by 20.3% for the three months ended September 30, 2024 when compared to the prior year period primarily due to improved lease rates and net additions to the lease fleet, higher gains on lease portfolio sales in the current year period, as well as favorable pricing and a higher volume of external repairs in the maintenance services business, partially offset by lower utilization. Leasing Group operating profit for the nine months ended September 30, 2024 increased by 15.9% primarily due to improved lease rates and net additions to the lease fleet, and favorable pricing and a higher volume of external repairs in the maintenance services business, partially offset by lower gains on lease portfolio sales in the current year period. Additionally, operating profit was favorably impacted by gains of $3.7 million and $4.9 million during the three and nine months ended September 30, 2023, respectively, related to insurance recoveries in excess of net book value for assets damaged by a tornado at the Company’s rail maintenance facility in Cartersville, Georgia in the first quarter of 2021.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	September 30, 2024	September 30, 2023
Number of railcars:
Wholly-owned (1)	86,085	85,395
Partially-owned	23,470	23,660
	109,555	109,055
Investor-owned	34,285	33,025
	143,840	142,080
Company-owned railcars (2):
Average age in years	13.7	12.9
Average remaining lease term in years	2.8	3.0
Fleet utilization	96.6%	98.1%
(1) Includes 2,490 railcars and 2,495 railcars under leased-in arrangements as of September 30, 2024 and 2023, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$575.9	$593.1	(2.9)%	$1,820.7	$1,777.5	2.4%
Parts & components	27.3	31.0	(11.9)%	84.1	89.6	(6.1)%
Total revenues	$603.2	$624.1	(3.3)%	$1,904.8	$1,867.1	2.0%

Operating costs:
Cost of revenues	545.7	587.4	(7.1)%	1,737.6	1,767.2	(1.7)%
Selling, engineering, and administrative expenses	8.7	7.3	19.2%	24.2	21.8	11.0%
Gains (losses) on dispositions of property	0.1	—	*	0.1	(0.3)	*
Operating profit	$48.9	$29.4	66.3%	$143.1	$77.8	83.9%
Operating profit margin	8.1%	4.7%		7.5%	4.2%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $12.8 million, representing 170 railcars, for the three months ended September 30, 2024 and sustainable railcar conversion revenues of $77.4 million, representing 1,040 railcars, for the nine months ended September 30, 2024. Includes sustainable railcar conversion revenues of $63.0 million, representing 620 railcars, for the three months ended September 30, 2023 and sustainable railcar conversion revenues of $123.3 million, representing 1,255 railcars, for the nine months ended September 30, 2023.
Revenues for the Rail Products Group decreased for the three months ended September 30, 2024 by 3.3% when compared to the prior year period primarily as a result of a lower volume of sustainable railcar conversions, partially offset by the mix of railcars sold. Revenues for the Rail Products Group increased for the nine months ended September 30, 2024 by 2.0% when compared to the prior year period primarily as a result of higher new railcar deliveries and the mix of railcars sold, partially offset by a lower volume of sustainable railcar conversions.
Cost of revenues for the Rail Products Group decreased for the three and nine months ended September 30, 2024 by 7.1% and 1.7%, respectively, when compared to the prior year periods primarily due to improved labor efficiencies, operational efficiencies associated with reduced production line changeovers and fewer supply chain disruptions, and a lower volume of sustainable railcar conversions. These decreases were partially offset by higher new railcar deliveries and costs associated with workforce reductions when compared to the prior year periods.
Operating profit for the Rail Products Group increased for the three and nine months ended September 30, 2024 by 66.3% and 83.9%, respectively, when compared to the prior year periods primarily due to improved labor and operational efficiencies, the mix of railcars sold, and higher new railcar deliveries.
Information related to our Rail Products Group backlog of new railcars is set forth below. In addition to the amounts below, as of September 30, 2024, our backlog related to sustainable railcar conversions totaled $6.5 million, representing 75 railcars.

	September 30,
	2024	2023	Percent
	(in millions)		Change
External customers	$1,998.9	$3,153.6
Leasing Group	365.6	444.8
Total	$2,364.5	$3,598.4	(34.3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	Percent
	(in units, $ in whole dollars)				Change
Beginning balance	20,815	30,540	25,890	32,270
Orders received	1,810	3,200	6,185	10,660	(42.0)%
Deliveries	(4,360)	(4,325)	(13,810)	(13,355)	3.4%
Other adjustments (1)	—	—	—	(160)
Ending balance	18,265	29,415	18,265	29,415	(37.9)%
Average selling price in ending backlog			$129,455	$122,332	5.8%
(1) The adjustment for the nine months ended September 30, 2023 includes 160 railcars valued at $19.2 million that were placed with a different customer and are also included in orders received in the table above, resulting in no net effect on ending backlog.
Total backlog dollars decreased by 34.3% when compared to the prior year period. We expect to deliver approximately 19.9% of our railcar backlog value during the remaining three months of 2024 and 39.8% during 2025, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Revenues:
New railcars	$86.0	$54.0	$285.7	$378.7
Sustainable railcar conversions	$—	$2.4	$0.4	$45.5
Parts & components	$7.6	$7.7	$22.9	$19.3

Deferred profit (loss)	$8.6	$(0.1)	$14.2	$25.8

Number of new railcars (in units)	620	365	2,220	2,860
Number of sustainable railcar conversions (in units)	—	20	5	445
Corporate and other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent	2024	2023	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$33.1	$25.2	31.3%	$93.1	$82.8	12.4%
Gains on dispositions of property	—	—	*	(0.2)	—	*
Operating loss	$(33.1)	$(25.2)	31.3%	$(92.9)	$(82.8)	12.2%
*Not meaningful
Selling, engineering, and administrative expenses for the three and nine months ended September 30, 2024 increased by 31.3% and 12.4%, respectively, when compared to the prior year periods primarily from higher employee-related costs, including increased incentive-based compensation. Total operating costs during the nine months ended September 30, 2024 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of September 30, 2024, we have total committed liquidity of $924.2 million. Our total available liquidity includes: $222.4 million of unrestricted cash and cash equivalents; $595.6 million unused and available under our revolving credit facility; and $106.2 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
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
Dividend Payments – We paid $70.1 million in dividends to our common stockholders during the nine months ended September 30, 2024.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the three and nine months ended September 30, 2024, share repurchases totaled 192,250 shares and 226,150 shares, respectively, at a cost of approximately $6.2 million and $7.1 million, respectively, resulting in a remaining authorization to repurchase up to $242.9 million of our common stock under the share repurchase program as of September 30, 2024.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash flows from continuing operations:
Operating activities	$383.5	$215.8
Investing activities	(105.2)	(316.3)
Financing activities	(169.7)	81.0
Net cash flows from discontinued operations	(11.3)	(8.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$97.3	$(27.6)
Operating Activities. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2024 was $383.5 million compared to net cash provided by operating activities from continuing operations of $215.8 million for the nine months ended September 30, 2023. The changes in our operating assets and liabilities are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$81.7	$(104.4)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(31.8)	89.2
Changes in operating assets and liabilities	$49.9	$(15.2)
The changes in our operating assets and liabilities resulted in a net source of $49.9 million for the nine months ended September 30, 2024, as compared to a net use of $15.2 million for the nine months ended September 30, 2023. The changes in operating assets and liabilities for the current year period were impacted primarily by lower inventory and accounts payable balances associated with railcar deliveries.
Investing Activities. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2024 was $105.2 million compared to $316.3 million of net cash used in investing activities from continuing operations for the nine months ended September 30, 2023. Significant investing activities are as follows:
•We made a net fleet investment of $86.5 million during the nine months ended September 30, 2024, compared to $237.5 million in the prior year period primarily due to the timing of fleet additions. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, and secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the nine months ended September 30, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $66.6 million. We had no acquisitions during the nine months ended September 30, 2024.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2024 was $169.7 million compared to $81.0 million of net cash provided by financing activities for the nine months ended September 30, 2023. Significant financing activities are as follows:
•During the nine months ended September 30, 2024, we had total repayments of $1,831.0 million and total borrowings of $1,762.4 million, for net repayments of $68.6 million, primarily from the redemption of the Senior Notes due 2024 and the TRL VII Notes, partially offset by debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the nine months ended September 30, 2023, we had total borrowings of $1,444.3 million and total repayments of $1,279.0 million, for net proceeds of $165.3 million, primarily from debt proceeds for general corporate purposes and to support our investment in the lease fleet.
•We paid $70.1 million and $64.7 million in dividends to our common stockholders during the nine months ended September 30, 2024 and 2023, respectively.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at September 30, 2024
Maximum leverage (1)	No greater than 3.75 to 1.00	1.15
Minimum interest coverage (2)	No less than 2.25 to 1.00	8.53
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with September 30, 2024.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with September 30, 2024.
As of September 30, 2024, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2024, we anticipate a net fleet investment of between $200 million and $300 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $50 million and $60 million for the full year 2024.
Equity Investments
See Note 5 of the Consolidated Financial Statements for information about our investments in partially-owned subsidiaries.
Off Balance Sheet Arrangements
As of September 30, 2024, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $4.4 million, which support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million. This letter of credit obligation replaces a required cash liquidity reserve to support the TILC warehouse loan facility and renews by its terms each year.
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

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by operating activities – continuing operations	$383.5	$215.8
Net gains on lease portfolio sales	36.2	46.4
Cash flow from operations with net gains on lease portfolio sales	$419.7	$262.2
Contractual Obligations and Commercial Commitments
Except as described below, as of September 30, 2024, there have been no material changes to our contractual obligations from December 31, 2023:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2023 as set forth in Item 7A of our 2023 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and nine months ended September 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 30, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2024 through July 31, 2024	1,768	$30.06	—	$249.1
August 1, 2024 through August 31, 2024	52,904	$32.44	50,900	$247.4
September 1, 2024 through September 30, 2024	141,817	$32.45	141,350	$242.9
Total	196,489		192,250
(1) These columns include the following transactions during the three months ended September 30, 2024: (i) the surrender to the Company of 4,187 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 52 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 192,250 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 192,250 shares under the share repurchase program during the three months ended September 30, 2024, at a cost of approximately $6.2 million, resulting in a remaining authorization to repurchase up to $242.9 million of its common stock under the share repurchase program as of September 30, 2024. Certain shares of stock repurchased during September 2024, totaling $0.2 million, were cash settled in October 2024 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amended and Restated Bylaws
On September 4, 2024, the Company amended its Bylaws (as amended, the “Amended Bylaws”). The Amended Bylaws include multiple changes to the procedure for stockholders to make a nomination for election (a “Stockholder Nomination”) to the Board, including (i) the period in which such Stockholder Nomination must be submitted to the Board, (ii) submission of additional information to the Board for any person named in a Stockholder Nomination (a “Stockholder Nominee”), (iii) additional disclosures by the stockholder making a Stockholder Nomination (the “Nominating Stockholder”), and (iv) certain provisions to clarify compliance with the universal proxy rules adopted by the SEC, including:
1.Changing the advance notice requirement for such nominations to not less than 90 nor more than 120 days’ notice prior to the anniversary of the immediately preceding annual meeting of stockholders. As a result of the amendments, for consideration at the 2025 annual meeting of the stockholders, Stockholder Nominations must be received by the secretary of the Company no earlier than January 20, 2025, and no later than February 19, 2025.
2.Requiring additional information for Stockholder Nominees, including the following: completing the Company’s standard director questionnaire, acknowledging their consent to being named a nominee, and indicating whether such nominee will comply with all policies and guidelines applicable to directors.
3.Requiring additional disclosures from a Nominating Stockholder regarding arrangements or understandings entered into by such Nominating Stockholder, the effect or intent of which is to mitigate loss, manage risk, or derive benefit regarding changes in share price of the Company’s common stock, or increase or decrease the voting power of the Nominating Stockholder with respect to shares of the Company’s common stock.
4.Updating certain provisions with respect to the universal proxy rules adopted by the SEC, including requiring confirmation from Nominating Stockholders of compliance with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and updates of information provided to the Company in connection with such actions.
The foregoing description of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Stock Trading Plan
Gregory B. Mitchell, Executive Vice President, Leasing and Services, entered into a stock trading plan on August 15, 2024. Mr. Mitchell’s plan provides for the sale of up to 29,796 shares of common stock between November 15, 2024 and May 6, 2025. Mr. Mitchell’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
Except as described above, during the three months ended September 30, 2024, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries. Inc., effective September 4, 2024 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 9, 2024).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By:	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
October 31, 2024