Form 10-K
period 2024-12-31
TRINITY INDUSTRIES INC
filed 2025-02-20
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2024) was $2,442.6 million.
At February 13, 2025, the number of shares of common stock, $0.01 par value, outstanding was 81,789,391.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2025 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings, or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include, among others:
•market conditions and customer demand for our business products and services;
•the cyclical nature of the industries in which we compete;
•variations in weather in areas where our products are manufactured, delivered, or used;
•naturally-occurring events, pandemics, fires, and/or disasters causing disruption to our facilities, manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;
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
•changes in laws and regulations that may have an adverse effect on demand for our products and services, our results of operations, financial condition, or cash flows;
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

PART I
Item 1. Business.
General
Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” “our,” or “us”) own businesses that are leading providers of railcar products and services in North America. We market our railcar products and services under the trade name TrinityRail®. Our platform also includes the brands of RSI Logistics, a provider of software and logistics solutions, and Holden America, a supplier of railcar parts and components. Our platform provides railcar leasing and management services; railcar manufacturing; railcar maintenance and modifications; and other railcar logistics products and services.
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

Reportable Segments
Railcar Leasing and Services Group	Rail Products Group

Business Overview and Current Business Strategy
Our purpose is delivering goods for the good of all by being a premier provider of railcar products and services. We operate industry-leading railcar leasing, manufacturing, and services businesses, providing a single source for comprehensive rail transportation solutions and services in North America. Our objective is to deliver attractive leased railcar portfolio returns and outstanding customer experiences by providing high quality, innovative products and services. We continuously grow and enhance our product and service offerings to optimize the ownership and use of railcars and improve our customers' logistics operations. We coordinate sales and marketing activities for our railcar leasing, manufacturing, and maintenance services under the TrinityRail platform. Our platform also includes the brands of RSI Logistics, a provider of software and logistics solutions, and Holden America, a supplier of railcar parts and components. The TrinityRail platform serves as a single point of contact for railroads, shippers, and third-party leasing companies seeking rail equipment and services. Our platform offers a complete portfolio of railcar solutions to our customers as summarized below:

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
Railcar Leasing and Services Group. Our Railcar Leasing and Services Group ("Leasing Group") is a leading provider in North America of comprehensive railcar industry services. Through wholly-owned subsidiaries, including Trinity Industries Leasing Company ("TILC"), and partially-owned subsidiaries, including TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), we primarily offer full-service operating leases for freight and tank railcars.
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
We offer a full range of services to support the maintenance needs of our leased railcar fleet and our customers' railcars. Our flexible solutions include field inspections and comprehensive compliance testing; standard repairs and maintenance; and specialized cleaning, inspection, and testing at multiple facilities in the U.S. We provide modification capabilities and assist in transitioning railcars to new industry standards. We believe that our investment in our maintenance services capabilities extends and enhances our ability to serve our lease fleet and our customers. We compete in the North American market against numerous maintenance services providers.
We believe we are a leader in the rail industry digital transformation by providing digital and terminal management services designed to increase the efficiency and visibility of the supply chain, while leveraging data, insights, and analytics to make decisions that improve operations and reduce costs.

The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets, including refined products and chemicals, energy, agriculture, construction and metals, and consumer products. Substantially all of the railcars in our lease fleet were manufactured by our Rail Products Group. The terms of our railcar leases generally provide for fixed monthly rentals that vary from one year to ten years. We compete in the North American full-service leasing market primarily against five major railcar lessors, as well as numerous smaller lessors. We serve our customers predominantly through full-service leases; however, a small portion of our lease fleet operates on per diem leases that earn usage-based variable lease payments or on net leases under which the lessee assumes responsibility for maintenance of the railcars. We compete primarily on the basis of the quality and craftsmanship of our railcars, competitive pricing, and our ability to provide an outstanding customer experience.
As of December 31, 2024, the lease fleet of our subsidiaries included 109,635 railcars that were 97.0% utilized, of which 107,395 railcars were owned by TILC or its affiliates and 2,240 railcars were under leased-in arrangements and are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheets. Railcars under management, including those owned by third-party investors, totaled 143,865 railcars.
Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in the Company's lease fleet.
(1) Data presented in this chart includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements, which totaled 109,635 railcars as of December 31, 2024.

Rail Products Group. Through wholly-owned subsidiaries with facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo. Additionally, our Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. Our parts and components business provides complementary rail-related offerings, including manufacturing and distributing new, refurbished, and replacement parts. We believe our Rail Products Group's diversified manufacturing capabilities enable us to capitalize on changing industry trends and developing opportunities in various markets.
Our customers include railroads, leasing companies, and industrial shippers of products in various markets, such as refined products and chemicals, energy, agriculture, construction and metals, and consumer products. We compete in the North American market primarily against four major railcar manufacturers.
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
The principal material used in railcar manufacturing is steel. During 2024, the supply of steel was sufficient to support our manufacturing requirements. Steel prices are subject to volatility and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, volatility in steel prices impacts the cost of certain railcar components, and higher steel prices could reduce demand for new railcars. As a result of disruptions in the global supply chain, we have, from time to time, experienced shortages of materials used to manufacture or repair certain railcar types. Such challenges could negatively impact our operations or our ability to timely deliver railcars to our customers. We actively monitor our supply chain and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.
Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2024:

Railcar Leasing and Services Group	1,685
Rail Products Group	5,040
Corporate and Enterprise Support	655
7,380
As of December 31, 2024, approximately 2,890 employees were employed in the U.S. and 4,490 were employed in Mexico. Additional information on our human capital programs and initiatives is included in our Interim Corporate Social Responsibility Report, which is available on our website. Information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Safety. We are committed to providing a safe and healthy work environment for all employees. We seek to protect the well-being of our employees through comprehensive health and safety policies and procedures that include the identification and mitigation of health and safety risks, operations management, health and safety training, emergency preparedness, performance auditing, program certification, and improvement targets. Our Occupational Health and Safety system includes robust protocols and procedures that extend to employees and suppliers. All of our railcar manufacturing and maintenance facilities in the U.S. and Mexico, as well as our corporate headquarters, are certified to the ISO 45001 (occupational health and safety) and ISO 14001 (environmental management) standards. Additionally, we are a certified partner through the American Chemistry Council’s Responsible Care® Management System, which guides the continual improvement of our environmental, health, and safety practices and performance.
Workforce Talent and Diversity. We are committed to attracting and retaining highly skilled and diverse employees and are proud that our workforce is made up of talented people from a variety of backgrounds. We strive to uphold this commitment throughout the Company, including through all stages of our human resources process, from recruitment and hiring to talent retention.
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
Human Rights. We are committed to respecting human rights throughout all our operations, and seek to provide respect, dignity, and fair wages for our employees and contractors. We are committed to promoting human rights and strive to ensure that the products and services provided by the Company and our third-party business partners are ethically sourced and do not breach human rights laws in countries in which they originate nor the internationally recognized human rights framed under the Universal Declaration of Human Rights and the relevant sections of the UN Guiding Principles on Business and Human Rights. These commitments are formalized and enforced through our Labor and Human Rights Policy, as well as our Code of Business Conduct and Ethics.
Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2025.

Name	Age	Office	Officer Since
E. Jean Savage	61	Chief Executive Officer and President	2020
Eric R. Marchetto	55	Executive Vice President and Chief Financial Officer	2001
Scott M. Ewing	52	Executive Vice President and Chief Legal Officer	2020
Christina N. Maldonado	42	Vice President and Chief Accounting Officer	2024
Gregory B. Mitchell	59	Executive Vice President, Leasing and Services	2007
Kevin Poet	58	Executive Vice President, Operations and Support Services	2020
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
Ms. Maldonado has served as Vice President and Chief Accounting Officer since 2024, having previously served as Corporate Controller from 2018 to 2024. Prior to joining Trinity in 2018, she held various accounting and financial reporting leadership roles at Dean Foods Company and GameStop Corp. Ms. Maldonado began her career in the audit practice of Deloitte & Touche LLP and is a licensed certified public accountant in the State of Texas.
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
Commitment to Sustainability.
We recognize that further integrating the key principles of sustainability, including environmental stewardship, safety and quality assurance, corporate social responsibility, our employees' health and well-being, and proactive governance of each, are important to enhancing the Company’s long-term value. We strive to employ company resources in ways that make positive contributions to our stakeholders and the communities in which we operate. As we pursue improvements to our products and services, we keep in mind the environmental and societal impacts of our decisions and work to protect natural resources and the environment for the benefit of current and future generations. We continuously look for ways to improve our governance practices with the goal of promoting the long-term interests of stakeholders, strengthening accountability, and inspiring trust.
Environmental Stewardship. We take our commitment to reducing our own environmental impact seriously, as we recognize climate change is a challenge facing our business, industry, and communities today. We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing and resiliency. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment, and have certified all of our railcar manufacturing and maintenance facilities in the U.S. and Mexico, as well as our corporate headquarters, to the ISO 14001 (environmental management) standard. We believe railcars are a more environmentally-friendly way to fuel the North American supply chain that will continue to play a critical role in an energy transition economy. U.S. freight railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support our products' utility throughout their lifecycle, including maintenance to extend life, and recycling up to 95% of the railcar at the end of its useful life. Additionally, our sustainable railcar conversion program repurposes and reuses railcar materials and components to bring renewed life to existing assets.
Social Responsibility. We actively engage stakeholders across our environmental, health, and safety initiatives to continually improve processes and performance as we operate our businesses with a goal of zero injuries and incidents. This level of engagement and commitment is reflected in the ISO 45001 (occupational health and safety) certification of our railcar manufacturing and maintenance facilities, as well as our corporate headquarters. Our goal is to add value to the communities in which we live and work, strengthening our relationships and leveraging our partnerships to amplify our impact. We strive to attract and retain a diverse and empowered workforce. Our priorities include fostering an inclusive and collaborative workplace, promoting opportunities for professional development, improving the health and well-being of our employees and other stakeholders, and contributing to the communities in which we operate.

Governance. Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence, and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations. The Corporate Governance and Directors Nominating Committee of our Board oversees (i) the process and preparation of the Company's Corporate Social Responsibility Report and (ii) the actions and steps taken towards the Company's environmental, social, and governance goals. The Finance and Risk Committee receives and oversees environmental, health, and safety reporting and has the responsibility to review and assess risk exposure related to the Company's operations, including safety, environmental, financial, contingent liabilities, and other risks material to the Company. The Audit Committee oversees the Company’s policies and procedures relating to risk assessment, management, and mitigation.
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
Governmental Regulation.
Railcar Industry. Our railcar and related manufacturing, maintenance services, and leasing businesses are regulated by multiple governmental regulatory agencies such as the U.S. Environmental Protection Agency ("USEPA"); Transport Canada ("TC"); the U.S. Department of Transportation ("USDOT") and the administrative agencies it oversees, including the Federal Railroad Administration ("FRA"), the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), and the Research and Special Programs Administration; Mexico's Agencia Reguladora del Transporte Ferroviario; Mexico's Secretaria de Comunicaciones y Transportes; and industry authorities such as the Association of American Railroads ("AAR"). All such agencies and authorities promulgate rules, regulations, specifications or operating standards affecting railcar design, configuration, and mechanics; maintenance; and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials. We believe that our product designs and operations are in compliance with these specifications, standards, and regulations applicable to our business and that our processes and controls adequately mitigate the risk that potential non-compliance could result in a material adverse effect on our operations of financial condition.
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
Additional Information.
Our Internet website address is www.trin.net. Information on the website is available free of charge. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The contents of our website are not intended to be incorporated by reference into this report or into any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

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
We depend on skilled labor in the manufacture, maintenance, and repair of railcar products and on other qualified employees in all aspects of our business. Some of our facilities are located in areas where demand for skilled laborers exceeds supply. We have experienced shortages of qualified employees and/or skilled labor and increased turnover at certain facilities, resulting in increased labor costs from temporary workers and operating inefficiencies. Shortages of, or the inability to attract, train, integrate, and retain, some types of skilled laborers, such as welders, restrict our ability to maintain or increase production rates and increase our labor costs. An overall labor shortage, lack of skilled labor, increased turnover, or higher labor costs could adversely impact our operations and profitability.
A disruption in the movement of rail traffic could impair our ability to deliver railcars and other products to our customers in a timely manner, which could prevent us from meeting customer demand, reduce our sales, and negatively impact our results of operations.
Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Many different and unrelated factors could cause a delay in our ability to move our goods in a timely manner from the manufacturing plant to the delivery point, including physical disruptions such as armed conflict, natural disasters and power outages; strikes, labor stoppages, border closures, or shortages hindering the operation of railroads and related transportation infrastructure; regulatory and bureaucratic inefficiency and unresponsiveness; railroad embargoes or operational inefficiencies; and other causes. A material disruption in the movement of rail traffic could negatively impact our business and results of operations.

Fluctuations in the price and supply of materials used in the production of our products, including inflationary pressures, could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain materials required in our production.
A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices, such as brakes, wheels, side frames, bolsters, and bearings for the railcar manufacturing business. Additionally, from time to time, we have experienced volatility in commodity and supply chain costs, including the costs of labor, raw materials, energy, fuel, materials and other inputs necessary for the production of our products. Our manufacturing operations partially depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. Certain materials for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. The inability to procure a sufficient quantity of materials on a timely basis could create disruptions in our production and result in delays while we attempt to engage alternative suppliers. Worsening economic or commercial conditions could reduce the number of available suppliers, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability.
The majority of our railcars are manufactured in Mexico. Our Mexico operations and other operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. The countries in which we operate, including Canada and Mexico, have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations, affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, tariffs, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
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
We face risks related to cybersecurity attacks and other breaches of our information systems and technology.
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. As with most companies, we are subject to attempted cybersecurity disruptions and intrusions, and we expect such attempts to continue. At times, certain of our vendors have suffered cybersecurity breaches. These incidents have not had a material adverse impact on our operations, and, to date, the Company has not experienced a material information security breach itself. However, failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation, potential liability, or regulatory risk and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships, and our reputation. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity, and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures, and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Data we collect, store, and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems that results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability, and reputational harm. Further, we may incur large expenditures to investigate or remediate the impacts of such breaches, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

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
We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. We provide a variety of railcar-related products and services, including, among others, leasing, manufacturing, components and parts, maintenance, and digital and logistics products and services. Accidents, including derailments, involving our products or services could lead to litigation and subject us to significant civil, regulatory, or criminal liability. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liabilities, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties. As a result, there could be a material adverse effect on our business, operations, or financial condition. See Note 15 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business.
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
We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones in the U.S. and Mexico. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failures, fires, a pandemic, or acts of nature, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain emergency response and business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, late delivery penalties, cause us to lose future sales, and negatively affect our reputation and our results of operations.
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
As the freight transportation markets we serve continue to evolve, the use of railcars may decline in favor of other more economical transportation modalities or the number of railcars needed to transport current or an increasing volume of goods may decline. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change or as regulatory mandates are promulgated that affect railcar design, configuration, and manufacture.
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
We are a party to collective bargaining agreements with various labor unions at our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our U.S. facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered. Similar risks may exist with respect to our suppliers.

We may be unable to effectively implement organizational redesigns, cost reductions, and/or restructuring efforts and our business might be adversely affected.
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
The Company routinely searches for growth opportunities, including assessment of merger and acquisition prospects in new markets and/or products. Any merger or acquisition into which the Company enters is subject to integration into the Company's businesses and culture. If such integration is unsuccessful to any material degree, such lack of success could result in unexpected claims or otherwise have a material adverse effect on our business, operations, or financial condition.
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
In general, the Company and its leasing subsidiaries rely in large part upon banks and capital markets to fund their operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc., and Fitch Ratings, Inc. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations, may not be adequate to fund its operations and contractual commitments and refinance existing debt.
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
Future regulatory changes or the determination that our products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards, or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls, or loss of business that could have a material adverse effect on our financial condition and operations.
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including tariffs, could adversely affect our business and operating results.
Periods of impasse, deadlock, and last-minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially resulting in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. We produce many of our products at our manufacturing facilities in Mexico. Our businesses benefit from free trade agreements such as the U.S.-Mexico-Canada Agreement. Any changes in trade or tax policies by the U.S. or foreign governments in jurisdictions in which we do business, as well as any embargoes, quotas, tariffs, or retaliatory tariffs imposed on our products and services, could adversely and significantly affect our financial condition and results of operations, our costs, the demand for our products and services, and the broader North American industrial economy and rail market.

We have potential exposure to environmental liabilities that may increase costs and lower profitability.
We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment at our facilities or with respect to our products while in operation; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose us to liability for our own acts and in certain instances potentially expose us to liability for the acts of others. These laws and regulations also may impose liability on us currently under circumstances where at the time of the action taken, our acts or those of others complied with then-applicable laws and regulations. In addition, such laws may require significant expenditures to achieve compliance and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations involving hazardous materials also raise potential risks of liability under common law.
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
There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of tax benefits. For example, changes to income tax laws and regulations have resulted in the phase-out of bonus depreciation, which began in 2023 and will continue through 2026. In such instances where benefits are allowed to expire or are otherwise modified or discontinued, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.
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
•news reports relating to trends, concerns, and other issues in the industries in which we operate;
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
Additionally, in the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Any such litigation could result in substantial costs and a diversion of management’s attention and resources. We cannot predict the outcome of any such litigation. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations. See Note 15 of the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business.
There can be no assurance that we will continue to pay dividends at current levels or will repurchase shares of our common stock.
Although we have paid regular cash dividends for many years and conduct periodic share repurchase programs, the timing, amount, and payment of future dividends to stockholders and repurchases of our common stock fall within the discretion of our Board of Directors (the "Board"). The Board’s decisions regarding the payment of dividends and repurchase of shares depend on many factors such as our financial condition, earnings, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board may deem relevant. We cannot guarantee that we will continue to pay dividends, the amount of any such dividends, or that we will continue to repurchase shares in the future. Any payment of dividends or repurchases of shares could vary from historical practices and our stated expectations.
A small number of stockholders could significantly influence our business.
A small number of stockholders collectively control a significant amount of our outstanding common stock. Accordingly, a small number of stockholders could affect matters that require stockholder approval, such as the election of directors and the approval of significant business transactions.
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
Assessing, Identifying, and Managing Material Risks
Trinity’s IRM program is aligned to the National Institute of Science and Technology (“NIST”) Cybersecurity Framework (“CSF”) and conducts maturity assessments against the NIST CSF on a quarterly basis. Our IRM program encompasses the full lifecycle of information risk, from creation through disposition, and is guided by policies, processes, standards, and procedures in vulnerability management, incident response, information governance, risk management, and security awareness. Additionally, Trinity exercises a variety of testing approaches to assess the state of systems and personnel, including annual penetration testing by independent third parties, ad hoc penetration testing by internal personnel, and tabletop exercises for executive and senior leadership, information technology, IRM, and legal employees. Trinity also maintains an incident response relationship with an industry-leading provider to ensure resource availability if a significant event were to occur.
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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	U.S.	Mexico
Leasing Group	1,637,200	732,800	2,370,000	—
Rail Products Group (1)	3,980,900	238,600	1,740,700	2,478,800
Corporate Offices	—	167,500	155,200	12,300
	5,618,100	1,138,900	4,265,900	2,491,100
(1) Estimated weighted average production capacity utilization at our rail manufacturing facilities was approximately 80% for the year ended December 31, 2024. We believe that additional production capacity can be achieved at our existing facilities by adding personnel, adding shifts, optimizing or outsourcing certain processes, or making additional capital investments.
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2024 was Equiniti Trust Company, LLC.
Holders
At January 31, 2025, we had 926 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2024 with an overall stock market index (New York Stock Exchange Composite Index) and our relevant peer group index (S&P 600 Machinery Index). The S&P SmallCap 600 is included as we believe it is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P SmallCap 600 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2023. The data in the graph assumes $100 was invested on December 31, 2019.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024

200
150
100
50
Index Value
2019
2020
2021
2022
2023
2024
Trinity Industries, Inc.
S&P 600 Machinery Index
New York Stock Exchange Composite Index
S&P SmallCap 600

	2019	2020	2021	2022	2023	2024
Trinity Industries, Inc.	100	124	146	148	139	190
New York Stock Exchange Composite Index	100	107	129	117	133	154
S&P 600 Machinery Index	100	114	137	130	164	187
S&P SmallCap 600	100	111	141	118	137	149

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2024:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2024 through October 31, 2024	120,892	$34.92	117,902	$238.7
November 1, 2024 through November 30, 2024	97,567	$36.75	96,000	$235.2
December 1, 2024 through December 31, 2024	170,062	$36.75	168,000	$229.0
Total	388,521		381,902
(1) These columns include the following transactions during the three months ended December 31, 2024: (i) the surrender to the Company of 6,375 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 244 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust; and (iii) the purchase of 381,902 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250 million of its common stock. The Company repurchased 381,902 shares under the share repurchase program during the three months ended December 31, 2024, at a cost of approximately $13.9 million, resulting in a remaining authorization to repurchase up to $229.0 million of its common stock under the share repurchase program as of December 31, 2024. Certain shares of stock repurchased during December 2024, totaling $0.3 million, were cash settled in January 2025 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
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
Company Overview
Trinity Industries, Inc. and its consolidated subsidiaries own businesses that are leading providers of railcar products and services in North America. We market our railcar products and services under the trade name TrinityRail®. Our platform also includes the brands of RSI Logistics, a provider of software and logistics solutions, and Holden America, a supplier of railcar parts and components. Our platform provides railcar leasing and management services; railcar manufacturing; railcar maintenance and modifications; and other railcar logistics products and services.
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
Effective January 1, 2024, the Company modified its organizational structure to better leverage our maintenance services capabilities to support lease fleet optimization and to grow our services and parts businesses. The new structure resulted in a change to our reportable segments beginning in 2024. In connection with this organizational update, we aligned the maintenance services business, which was previously reported in the Rail Products Group, to now be presented within our leasing business. This change aligns with the way in which our Chief Operating Decision Maker assesses performance and allocates resources. Consequently, beginning January 1, 2024, we report our operating results in two reportable segments: (1) the Railcar Leasing and Services Group, formerly the Railcar Leasing and Management Services Group, and (2) the Rail Products Group. These changes had no impact to our previously reported consolidated results of operations, financial position, or cash flows. All prior period segment results set forth herein have been recast to reflect these changes and present results on a comparable basis.
Executive Summary
Recent Market Developments
Cyclical, Seasonal and Other Trends Impacting Our Business
General/Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production. The industries in which our customers operate are cyclical in nature. Although lease rates and lease fleet utilization remain strong, weaknesses in certain sectors of the North American and global economy may make it more difficult to sell or lease certain types of railcars. Additionally, changes in certain commodity prices, or changes in demand for certain commodities, could impact customer demand for various types of railcars. Further, disruptions in the global supply chain have impacted demand for, and the costs of, certain of our products and services. Our costs and the demand for our products and services could also be impacted by changes in tariffs, retaliatory tariffs, and trade policies.
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

We believe that our leasing business provides a natural hedge against inflation and changes in interest rates; however, like many leasing companies, the debt component of our capital structure exposes us to changes in the interest rate environment. A significant portion of the earnings from our leasing business is derived from multi-year full-service leases. We consider changes in interest rates, inflation, and other relevant factors in the pricing of new and renewing leases; however, only a portion of our leased railcar portfolio is repriced each year. Consequently, our earnings could be impacted by timing differences between when interest rate changes and changes in the inflationary environment occur and when we are able to factor these changes into our lease rates.
Due to their transactional nature, lease portfolio sales are the primary driver of fluctuations in results in the Leasing Group.
Supply Chain and Transportation Network Disruptions
As a result of disruptions in the global supply chain, we have, from time to time, experienced shortages of materials used to manufacture or repair certain railcar types. We are also subject to disruptions in the rail transportation network. In 2023, we experienced cross-border rail traffic closures and congestion in Eagle Pass, Texas, the primary border crossing used for railcar deliveries from our manufacturing facilities in Mexico. While we did not experience a border closure at Eagle Pass in 2024, there remains a risk of instability at the border, and there is a possibility that border closings or congestion could occur in the future. We continuously monitor rail and truck traffic at the U.S.-Mexico border and remain in close contact with all stakeholders, including the relevant government agencies, and continue to evaluate available alternatives for rail and truck transportation between Mexico and the U.S. Additionally, we actively monitor our supply chain and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines. However, challenges related to supply chain and transportation network disruptions could negatively impact our operations or our ability to timely deliver railcars to our customers.
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
Input Costs
We periodically experience volatility in the costs of steel, components, and certain other inputs that represent a substantial portion of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of the volatility of certain input costs on our operating profit. Further, the cost and volume of lease fleet maintenance and compliance events remain elevated, which we expect to continue in the near term. We continually assess the impact of input costs on our operational efficiency, margins, and overall profitability.

Financial and Operational Highlights
•Our revenues for the year ended December 31, 2024 were $3,079.2 million, representing an increase of 3.2%, compared to the year ended December 31, 2023. Our operating profit for the year ended December 31, 2024 was $491.5 million, representing an increase of 17.9%, compared to $417.0 million for the year ended December 31, 2023.
•The Leasing Group's lease fleet of 109,635 company-owned railcars was 97.0% utilized as of December 31, 2024, compared to a lease fleet utilization of 97.5% on 109,295 company-owned railcars as of December 31, 2023. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the year ended December 31, 2024, we made a net fleet investment of approximately $181.2 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the railcar backlog at December 31, 2024 was $2.1 billion, compared to $3.2 billion at December 31, 2023. The Rail Products Group received orders for 7,685 railcars and delivered 17,570 railcars in 2024, in comparison to orders for 11,500 railcars and deliveries of 17,355 railcars in 2023. Deliveries in 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the years ended December 31, 2024 and 2023.
Long-Term Enterprise Key Performance Indicators
Our key performance indicators for long-term performance are net fleet investment, cash flow from operations with net gains on lease portfolio sales*, and Adjusted Return on Equity* ("Adjusted ROE"). We believe when evaluated over time, these indicators collectively drive long-term sustainable value creation and measure the effectiveness of our value proposition for stockholders.
* Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-K for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors.

Capital Structure Updates
TILC Warehouse Loan Facility – In March 2024, we entered into a new Trinity Industries Leasing Company ("TILC") warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility.
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
See Note 9 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Litigation Updates
See Note 15 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of continuing operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues	$3,079.2	$2,983.3	$1,977.3
Cost of revenues	2,411.0	2,456.2	1,609.6
Selling, engineering, and administrative expenses	235.7	201.9	185.4
Gains on dispositions of property	63.3	89.6	152.7
Restructuring activities, net	4.3	(2.2)	1.0
Total operating profit	491.5	417.0	334.0
Interest expense, net	273.5	265.5	209.1
Other, net	(3.8)	2.5	(1.6)
Income from continuing operations before income taxes	221.8	149.0	126.5
Provision (benefit) for income taxes	50.4	9.0	27.6
Income from continuing operations	$171.4	$140.0	$98.9
Revenues
The tables below present revenues by segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$1,140.8	$2.4	$1,143.2	9.8%
Rail Products Group	1,938.4	492.7	2,431.1	(1.9)%
Segment Totals	3,079.2	495.1	3,574.3	1.5%
Eliminations	—	(495.1)	(495.1)
Consolidated Total	$3,079.2	$—	$3,079.2	3.2%

	Year Ended December 31, 2023
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$1,039.4	$1.6	$1,041.0	22.3%
Rail Products Group	1,943.9	535.5	2,479.4	31.5%
Segment Totals	2,983.3	537.1	3,520.4	28.6%
Eliminations	—	(537.1)	(537.1)
Consolidated Total	$2,983.3	$—	$2,983.3	50.9%

	Year Ended December 31, 2022
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$850.0	$1.5	$851.5
Rail Products Group	1,127.3	758.2	1,885.5
Segment Totals	1,977.3	759.7	2,737.0
Eliminations	—	(759.7)	(759.7)
Consolidated Total	$1,977.3	$—	$1,977.3

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals; and restructuring activities. Operating costs by segment for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Railcar Leasing and Services Group (1)	$679.2	$603.5	$449.7
Rail Products Group	2,241.7	2,366.8	1,819.9
Segment Totals	2,920.9	2,970.3	2,269.6
Corporate and other	125.7	108.3	80.8
Restructuring activities, net	4.3	(2.2)	1.0
Eliminations	(463.2)	(510.1)	(708.1)
Consolidated Total	$2,587.7	$2,566.3	$1,643.3
(1) Includes gains on lease portfolio sales of $57.3 million, $82.8 million, and $127.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Operating Profit
Operating profit by segment for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Railcar Leasing and Services Group	$464.0	$437.5	$401.8
Rail Products Group	189.4	112.6	65.6
Segment Totals	653.4	550.1	467.4
Corporate and other	(125.7)	(108.3)	(80.8)
Restructuring activities, net	(4.3)	2.2	(1.0)
Eliminations	(31.9)	(27.0)	(51.6)
Consolidated Total	$491.5	$417.0	$334.0
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2024 were $3,079.2 million, representing an increase of $95.9 million, or 3.2%, over the prior year, primarily due to a higher volume of external repairs and higher lease rates in the Leasing Group and higher external deliveries, partially offset by a lower volume of external sustainable railcar conversions in the Rail Products Group.
Our revenues for the year ended December 31, 2023 were $2,983.3 million, representing an increase of $1,006.0 million, or 50.9%, when compared to the year ended December 31, 2022, primarily related to higher external deliveries in the Rail Products Group, as well as a higher volume of external repairs, higher lease rates, net additions to the lease fleet, and the impact of the acquisition of RSI Logistics ("RSI") in the Leasing Group.
Cost of revenues – Our cost of revenues for the year ended December 31, 2024 was $2,411.0 million, representing a decrease of $45.2 million, or 1.8%, over the prior year, primarily due to a lower volume of external sustainable railcar conversions and improved efficiencies in the Rail Products Group, partially offset by a higher volume of external repairs in the Leasing Group and higher external deliveries in the Rail Products Group.
Our cost of revenues for the year ended December 31, 2023 was $2,456.2 million, representing an increase of $846.6 million, or 52.6%, when compared to the year ended December 31, 2022, primarily due to higher external deliveries, the impact of foreign currency fluctuations, supply chain disruptions, and operational and labor-related inefficiencies in the Rail Products Group. Cost of revenues was further impacted by a higher volume of external repairs and the impact of the acquisition of RSI in the Leasing Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the year ended December 31, 2024 were $235.7 million, representing an increase of $33.8 million, or 16.7%, over the prior year, primarily due to higher employee-related costs, including increased incentive-based compensation, and continued investments in technology.

Selling, engineering, and administrative expenses for the year ended December 31, 2023 were $201.9 million, representing an increase of $16.5 million, or 8.9%, when compared to the year ended December 31, 2022, primarily due to higher employee-related costs, including an increase in headcount as a result of the Holden America and RSI acquisitions.
Gains on dispositions of property – Gains on dispositions of property decreased by $26.3 million for the year ended December 31, 2024, when compared to the prior year primarily due to lower gains on lease portfolio sales.
Gains on dispositions of property decreased by $63.1 million for the year ended December 31, 2023, when compared to the year ended December 31, 2022, primarily due to lower lease portfolio sales volume. Additionally, gains on dispositions of property for the year ended December 31, 2022 were favorably impacted by disposals of non-operating facilities.
Results for the years ended December 31, 2024, 2023, and 2022 included gains of $2.7 million, $6.3 million, and $7.5 million, respectively, related to insurance recoveries in excess of net book value for assets damaged at the Company’s facility in Cartersville, Georgia in two separate events. See Note 15 of the Consolidated Financial Statements for more information.
Operating profit – Operating profit for the year ended December 31, 2024 totaled $491.5 million, representing an increase of $74.5 million, or 17.9%, from the prior year. The increase was primarily due to improved efficiencies and the mix of railcars sold in the Rail Products Group and higher lease rates and a higher volume of external repairs in the Leasing Group, partially offset by lower gains on lease portfolio sales and higher employee-related costs across the enterprise, including increased incentive-based compensation and costs associated with workforce reductions to improve our cost structure.
Operating profit for the year ended December 31, 2023 totaled $417.0 million, representing an increase of $83.0 million, or 24.9%, from the year ended December 31, 2022 primarily due to higher external deliveries in the Rail Products Group, as well as higher lease rates, net additions to the lease fleet, and a higher volume of external repairs in the Leasing Group. The increase in operating profit was partially offset by lower lease portfolio sales volume, higher maintenance and compliance costs, and labor inefficiencies in the Leasing Group, as well as the impact of foreign currency fluctuations in the Rail Products Group, and higher employee-related and other operating costs across the enterprise.
Operating profit was favorably impacted during each of the years ended December 31, 2024, 2023, and 2022 by the insurance recoveries described above.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the year ended December 31, 2024 totaled $273.5 million, compared to $265.5 million for the year ended December 31, 2023, primarily driven by higher interest rates and higher average debt in 2024, as well as a $1.5 million loss on extinguishment of debt.
Interest expense, net for the year ended December 31, 2023 totaled $265.5 million, compared to $209.1 million for the year ended December 31, 2022, primarily driven by higher variable interest rates, as well as higher average debt due to the issuance of our 7.75% senior notes due July 2028 and a term loan agreement in June 2023.
Other, net – Other, net for the year ended December 31, 2024, 2023, and 2022 resulted in income of $3.8 million, expense of $2.5 million, and income of $1.6 million, respectively. The changes in other, net (income) expense are primarily due to the remeasurement impact of foreign currency fluctuations related to the Mexican peso. Additionally, other, net for the year ended December 31, 2024 included a fee related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility.
Income taxes – The effective tax rate from continuing operations for the year ended December 31, 2024 was an expense of 22.7%, which differs from the U.S. statutory rate of 21.0% primarily due to state and foreign income taxes and other discrete items. Our effective tax rate from continuing operations for the year ended December 31, 2023 was an expense of 6.0%, which differs from the U.S. statutory rate of 21.0% primarily due to the release of residual taxes out of accumulated other comprehensive income and the re-measurement of our net deferred state income tax liabilities due to apportionment and state law changes, reducing our net deferred tax liability. Our effective tax rate from continuing operations for the year ended December 31, 2022 was an expense of 21.8%, which differs from the U.S. statutory rate of 21.0% primarily due to foreign and state income taxes and other discrete items. See Note 10 of the Consolidated Financial Statements for additional information.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. Income tax payments, net of refunds, during the years ended December 31, 2024, 2023, and 2022 totaled $54.6 million, $42.4 million, and $19.3 million, respectively.

Segment Discussion
Railcar Leasing and Services Group

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022
	($ in millions)
Revenues:
Leasing and management	$867.8	$813.8	$756.4	6.6%	7.6%
Maintenance services (1)	234.0	170.1	80.9	37.6%	110.3%
Digital and logistics services	41.4	57.1	14.2	(27.5)%	302.1%
Total revenues	$1,143.2	$1,041.0	$851.5	9.8%	22.3%

Cost of revenues (2)	665.2	630.3	527.9	5.5%	19.4%
Selling, engineering, and administrative expenses	77.0	62.0	59.1	24.2%	4.9%
Gains on dispositions of property:
Lease portfolio sales (3)	57.3	82.8	127.5	*	*
Other	5.7	6.0	9.8	*	*
Total operating profit	$464.0	$437.5	$401.8	6.1%	8.9%
Total operating profit margin	40.6%	42.0%	47.2%
Total operating profit margin, excluding lease portfolio sales	35.6%	34.1%	32.2%

Selected expense information for Company-owned railcars (4):
Depreciation and amortization expense (5)	$240.1	$238.5	$234.4	0.7%	1.7%
Maintenance and compliance expense (6)	$131.8	$130.5	$112.1	1.0%	16.4%
Other fleet operating costs (7)	$32.3	$31.5	$46.6	2.5%	(32.4)%
Interest expense (8)	$234.4	$227.2	$186.7	3.2%	21.7%
 * Not meaningful
(1) Revenues related to services performed by the maintenance services business on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group and are excluded from the totals reported on this line.
(2) Includes depreciation and amortization expense, maintenance and compliance expense, and other fleet operating costs related to our lease fleet, as well as operating costs for our maintenance services and digital and logistics services businesses.
(3) Includes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
(4) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(5) Depreciation and amortization expense includes $5.6 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. There were no disposals under this program during the year ended December 31, 2024. Additionally, depreciation and amortization expense includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, resulting in the recognition of depreciation expense based on the original cost of the railcars and services.
(6) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(7) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(8) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Lease portfolio sales	$360.7	$381.8	$750.7
Operating profit on lease portfolio sales (1)	$57.3	$82.8	$126.2
Operating profit margin on lease portfolio sales	15.9%	21.7%	16.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.

Total revenues for the Railcar Leasing and Services Group increased by 9.8% for the year ended December 31, 2024 when compared to the year ended December 31, 2023. Leasing and management revenues for the year ended December 31, 2024 were favorably impacted primarily by higher lease rates and net additions to the lease fleet, when compared to the year ended December 31, 2023. Digital and logistics services revenues for the year ended December 31, 2024 decreased when compared to the prior year primarily due to a change in revenue recognition from gross basis to net basis based on our conclusion in the fourth quarter of 2023 that we are acting as an agent for certain services provided to a small number of customers. See Note 1 of the Consolidated Financial Statements for further information on this change.
Total revenues for the Railcar Leasing and Services Group increased by 22.3% for the year ended December 31, 2023 when compared to the year ended December 31, 2022. Leasing and management revenues for the year ended December 31, 2023 were favorably impacted primarily by higher lease rates, net additions to the lease fleet, and higher average utilization, which resulted in higher revenues when compared to the year ended December 31, 2022. Digital and logistics services revenues for the year ended December 31, 2023 were favorably impacted by the acquisition of RSI.
Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business increased for the year ended December 31, 2024 as a result of higher volumes of repairs completed for third parties, including our investor-owned fleet, as well as favorable pricing. Revenues in our maintenance services business increased for the year ended December 31, 2023 as a result of higher volumes of repairs completed for third parties.
Cost of revenues for the Railcar Leasing and Services Group increased by 5.5% for the year ended December 31, 2024 when compared to the year ended December 31, 2023. In our maintenance services business, cost of revenues increased for the year ended December 31, 2024 as a result of the volume of external repairs. Cost of revenues for the year ended December 31, 2024 was also impacted by the gross basis to net basis change in our digital and logistics services business described above.
Cost of revenues for the Railcar Leasing and Services Group increased by 19.4% for the year ended December 31, 2023 when compared to the year ended December 31, 2022. In our maintenance services business, cost of revenues increased for the year ended December 31, 2023 as a result of a higher volume of external repairs, and continued to be impacted by labor shortages leading to operating inefficiencies. Cost of revenues were further increased for the year ended December 31, 2023 by the acquisition of RSI.
Leasing Group operating profit for the year ended December 31, 2024 increased by 6.1% primarily due to higher lease rates and net additions to the lease fleet, and a higher volume of external repairs and favorable pricing in the maintenance services business, partially offset by lower gains on lease portfolio sales and higher employee-related costs, including increased incentive-based compensation.
Leasing Group operating profit for the year ended December 31, 2023 increased by 8.9% primarily due to higher lease rates, net additions to the lease fleet, and higher average utilization, as well as a higher volume of external repairs in the maintenance services business. These increases were partially offset by lower lease portfolio sales volume, higher maintenance and compliance costs, and labor shortages leading to operating inefficiencies in our maintenance services business.
Operating profit for the years ended December 31, 2024, 2023, and 2022 was favorably impacted by gains of $2.7 million, $6.3 million, and $7.5 million, respectively, related to insurance recoveries in excess of net book value for assets damaged at the Company’s facility in Cartersville, Georgia in two separate events. See Note 15 of the Consolidated Financial Statements for more information.
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

Information regarding the Leasing Group’s lease fleet is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Number of railcars:
Wholly-owned (1)	86,355	85,735	84,750
Partially-owned	23,280	23,560	23,690
	109,635	109,295	108,440
Investor-owned	34,230	33,005	33,235
	143,865	142,300	141,675
Company-owned railcars (2):
Average age in years	13.8	13.0	12.3
Average remaining lease term in years	2.9	2.9	3.0
Fleet utilization	97.0%	97.5%	97.9%
(1) Includes 2,240 railcars, 2,495 railcars, and 2,810 railcars under leased-in arrangements as of December 31, 2024, 2023, and 2022, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022
	($ in millions)
Revenues:
Rail products (1)	$2,321.7	$2,363.7	$1,819.0	(1.8)%	29.9%
Parts & components	109.4	115.7	66.5	(5.4)%	74.0%
Total revenues	$2,431.1	$2,479.4	$1,885.5	(1.9)%	31.5%

Operating costs:
Cost of revenues	$2,209.0	$2,336.0	$1,789.9	(5.4)%	30.5%
Selling, engineering, and administrative expenses	32.8	30.5	29.1	7.5%	4.8%
Gains (losses) on dispositions of property	0.1	(0.3)	(0.9)	*	*
Operating profit	$189.4	$112.6	$65.6	68.2%	71.6%
Operating profit margin	7.8%	4.5%	3.5%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $82.3 million, representing 1,095 railcars, for the year ended December 31, 2024. Includes sustainable railcar conversion revenues of $170.6 million, representing 1,775 railcars, for the year ended December 31, 2023. Includes sustainable railcar conversion revenues of $163.7 million, representing 1,725 railcars, for the year ended December 31, 2022.
Revenues for the Rail Products Group decreased for the year ended December 31, 2024 by 1.9% when compared to the prior year primarily as a result of a lower volume of sustainable railcar conversions, partially offset by the mix of railcars sold.
Revenues for the Rail Products Group increased for the year ended December 31, 2023 by 31.5% when compared to the year ended December 31, 2022 primarily as a result of higher deliveries and favorable pricing, partially offset by the mix of railcars sold. Increases in the parts and components business were driven by the growth of our parts business as a result of the acquisition of Holden America.
Cost of revenues for the Rail Products Group decreased for the year ended December 31, 2024 by 5.4% when compared to the prior year primarily due to a lower volume of sustainable railcar conversions, improved labor efficiencies, and operational efficiencies associated with reduced production line changeovers and fewer supply chain disruptions. These decreases were partially offset by the mix of railcars sold when compared to the prior year.
Cost of revenues for the Rail Products Group increased for the year ended December 31, 2023 by 30.5% when compared to the year ended December 31, 2022 primarily driven by higher deliveries, the impact of foreign currency fluctuations, and labor inefficiencies associated with onboarding of new employees. Additionally, cost of revenues was unfavorably impacted by operational inefficiencies associated with production line changeovers and supply chain disruptions, including the U.S.-Mexico border closures and border congestion.
Operating profit for the Rail Products Group increased for the year ended December 31, 2024 by 68.2% when compared to the prior year primarily due to improved labor and operational efficiencies and the mix of railcars sold.
Operating profit for the Rail Products Group increased for the year ended December 31, 2023 by 71.6% when compared to the year ended December 31, 2022 primarily as a result of higher deliveries and favorable pricing, partially offset by the mix of railcars sold, the impact of foreign currency fluctuations, supply chain disruptions, and operational and labor inefficiencies.

Information related to our Rail Products Group backlog of new railcars is as follows.

	December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022
	(in millions)
External customers	$1,895.2	$2,896.5	$3,444.1
Leasing Group	250.3	304.4	458.9
Total	$2,145.5	$3,200.9	$3,903.0	(33.0)%	(18.0)%

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022

Beginning balance	25,890	32,270	13,980
Orders received (1)	7,685	11,500	31,905	(33.2)%	(64.0)%
Deliveries (2)	(17,570)	(17,355)	(13,315)	1.2%	30.3%
Other adjustments (3)	—	(525)	(300)
Ending balance	16,005	25,890	32,270	(38.2)%	(19.8)%
Average selling price in ending backlog	$134,052	$123,635	$120,948	8.4%	2.2%
(1) Orders received for the year ended December 31, 2022 include 15,000 railcars valued at approximately $1.8 billion associated with a long-term railcar supply agreement with GATX Corporation ("GATX").
(2) Deliveries for the year ended December 31, 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
(3) The adjustment for the year ended December 31, 2023 includes 160 railcars valued at $19.2 million that were placed with a different customer and are also included in orders received in the table above, resulting in no net effect on ending backlog, as well as 365 railcars valued at $33.4 million that were removed from the new railcar backlog by mutual agreement with customers. The adjustment for the year ended December 31, 2022 includes 300 railcars valued at $34.6 million that were removed from the new railcar backlog and shifted to the sustainable railcar conversion backlog.
Total backlog dollars for the year ended December 31, 2024 decreased by 33.0% when compared to the prior year. Total backlog dollars for the year ended December 31, 2023 decreased by 18.0% when compared to December 31, 2022. The ending backlog as of December 31, 2022 included approximately $1.8 billion associated with a long-term railcar supply agreement with GATX. We expect to deliver approximately 48% of our railcar backlog value during 2025, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.
Transactions between the Rail Products Group and the Leasing Group are as follows:

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Revenues:
New railcars	$461.4	$461.7	$624.9
Sustainable railcar conversions	$0.4	$45.5	$118.6
Parts & components	$30.9	$28.3	$14.6

Deferred profit	$31.9	$28.3	$50.2

Number of new railcars (in units)	3,555	3,425	4,735
Number of sustainable railcar conversions (in units)	5	445	1,155

Corporate and other

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022
	(in millions)
Operating costs:
Selling, engineering, and administrative expenses	$125.9	$109.4	$97.2	15.1%	12.6%
Gains on dispositions of property	(0.2)	(1.1)	(16.4)	*	*
Operating loss	$(125.7)	$(108.3)	$(80.8)	16.1%	34.0%
* Not meaningful
Selling, engineering, and administrative expenses for the year ended December 31, 2024 increased 15.1%, compared to the prior year primarily from higher employee-related costs, including increased incentive-based compensation and costs associated with workforce reductions to improve our cost structure, as well as continued investments in technology.
Selling, engineering, and administrative expenses for the year ended December 31, 2023 increased 12.6%, compared to the year ended December 31, 2022 primarily from higher employee-related costs, as well as the change in estimated fair value of additional contingent consideration associated with an acquisition.
Total operating costs during each of the years ended December 31, 2024, 2023, and 2022 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of December 31, 2024, we have total committed liquidity of $987.4 million. Our total available liquidity includes: $228.2 million of unrestricted cash and cash equivalents; $591.3 million unused and available under our revolving credit facility; and $167.9 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Our material cash requirements from known contractual or other obligations primarily include principal and interest payments on debt, payments on operating leases, and purchase obligations as part of the normal course of business. See Note 9 of the Consolidated Financial Statements for information regarding scheduled maturities of our debt. We intend to use cash from operations and our available liquidity to repay or refinance our 2017 promissory notes. Interest payable associated with our debt due in the next twelve months is approximately $258.8 million, with $501.7 million due thereafter. See Note 1 and Note 6 of the Consolidated Financial Statements for further information on operating leases. Other contractual obligations are enforceable and legally binding and primarily consist of raw materials and components, equipment, and third-party services for which purchase orders have been issued. These contractual obligations due in the next twelve months are approximately $449.2 million, with $6.1 million due thereafter.
Liquidity Highlights
TILC Warehouse Loan Facility – In March 2024, we entered into a new TILC warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility.
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
See Note 9 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Dividend Payments – In December 2024, our Board of Directors declared an increase to our quarterly dividend from $0.28 per share to $0.30 per share. We paid $93.2 million in dividends to our common stockholders during the year ended December 31, 2024.
Share Repurchase Authorization – In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the year ended December 31, 2024, share repurchases totaled 608,052 shares, at a cost of approximately $21.0 million, resulting in a remaining authorization to repurchase up to $229.0 million of our common stock under the share repurchase program as of December 31, 2024.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Net cash flows from continuing operations:
Operating activities	$588.1	$309.0
Investing activities	(214.6)	(363.0)
Financing activities	(219.9)	8.2
Net cash flows from discontinued operations	(14.3)	(13.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$139.3	$(59.2)
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2024 was $588.1 million compared to $309.0 million net cash provided by operating activities from continuing operations for the year ended December 31, 2023. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$194.7	$(77.5)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(26.6)	56.9
Changes in operating assets and liabilities	$168.1	$(20.6)
The changes in our operating assets and liabilities resulted in a net source of $168.1 million for the year ended December 31, 2024, as compared to a net use of $20.6 million for the year ended December 31, 2023. The changes in operating assets and liabilities for the current year period were impacted primarily by lower inventory balances associated with railcar deliveries.
Investing Activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2024 was $214.6 million compared to $363.0 million of net cash used in investing activities from continuing operations for the year ended December 31, 2023. Significant investing activities are as follows:
•We had a net fleet investment of $181.2 million during the year ended December 31, 2024, compared to $287.0 million during the year ended December 31, 2023. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•During the year ended December 31, 2023, we acquired a company that is a provider of proprietary software and logistics and terminal management solutions for net cash of $62.6 million. We had no acquisitions during the year ended December 31, 2024.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2024 was $219.9 million compared to $8.2 million of net cash provided by financing activities for the same period in 2023. Significant financing activities are as follows:
•During the year ended December 31, 2024, we had total borrowings of $1,970.4 million and total repayments of $2,050.5 million, for net repayments of $80.1 million, primarily from the redemption of the Senior Notes due 2024 and the TRL VII Notes, partially offset by debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the year ended December 31, 2023, we had total borrowings of $1,652.7 million and total repayments of $1,518.9 million, for net proceeds of $133.8 million, primarily from debt proceeds for general corporate purposes and to support our investment in the lease fleet.
•We paid $93.2 million and $86.0 million in dividends to our common stockholders during the years ended December 31, 2024 and 2023, respectively.
See Part II, Item 7 of our 2023 Annual Report on Form 10-K for a discussion of our liquidity and capital resources for the year ended December 31, 2023, including a comparison to the year ended December 31, 2022.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at December 31, 2024
Maximum leverage (1)	No greater than 3.75 to 1.00	1.33
Minimum interest coverage (2)	No less than 2.25 to 1.00	8.29
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2024.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – manufacturing and other to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2024.
As of December 31, 2024, we were in compliance with all such financial covenants. Please refer to Note 9 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
Capital expenditures for 2024 were $595.7 million with $541.9 million utilized for net lease fleet additions, which includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases. Proceeds from lease portfolio sales totaled $360.7 million, resulting in a net fleet investment of $181.2 million.
For the full year 2025, we anticipate a net fleet investment of between $300 million and $400 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $45 million and $55 million for the full year 2025.
Equity Investments
See Note 5 of the Consolidated Financial Statements for information about our investments in partially-owned subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2024, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $8.7 million, which are scheduled to expire beginning in April 2025. Our letters of credit obligations support performance bonds related to certain railcar orders. See Note 9 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million. This letter of credit obligation replaces a required cash liquidity reserve to support the TILC warehouse loan facility and renews by its terms each year.
Employee Retirement Plans
As disclosed in Note 11 of the Consolidated Financial Statements, as of December 31, 2024, the benefit obligation associated with our nonqualified retirement plan totaled $10.5 million. We sponsor a 401(k) plan that covers substantially all domestic employees and includes a Company matching contribution of up to 6% each of eligible compensation, subject to a two-year cliff vesting period, as well as the Trinity Industries, Inc. Deferred Compensation Plan. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2025 are expected to be $12.3 million, compared to $11.8 million contributed during 2024.
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

Deferred Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by Accounting Standards Codification ("ASC") 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted laws and tax rates for the appropriate tax jurisdictions. The effect of a change in enacted laws or tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,074.7 million as of December 31, 2024, which includes valuation allowances of $20.8 million.

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

As of December 31, 2024, our net property, plant, and equipment totaled $7.0 billion, the net book value of our finite-lived intangible assets totaled $87.8 million, and our right-of-use assets totaled $97.0 million.

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
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions. We did not identify any impairment indicators during the year ended December 31, 2024.

Goodwill and Indefinite-lived Intangible Assets
Description of Estimate
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Indefinite-lived intangible assets are not subject to amortization but are required to be evaluated for impairment at least annually. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit or an individual indefinite-lived asset is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test.

The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each reporting unit with recorded goodwill. Goodwill totaled $221.5 million as of December 31, 2024.

If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. Indefinite-lived intangible assets, which are comprised of trade names of recently acquired businesses, totaled $11.2 million as of December 31, 2024.

Judgment and/or Uncertainty	When performing a qualitative assessment, we determine the drivers of fair value for each reporting unit and for each indefinite-lived intangible asset and evaluate whether those drivers have been positively or negatively affected by relevant events and circumstances since the most recent quantitative assessment. Our evaluation includes, but is not limited to, assessment of macroeconomic trends, industry conditions, operating income trends, and capital accessibility.

When performing a quantitative assessment, the estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit results, discount rates, terminal growth rates, royalty rates, and exit multiples. We consider these to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs for which there is little or no market data and thus require management to develop its own assumptions. If the carrying value exceeds the estimated fair value, an impairment loss will be recognized.
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to impairment losses that may be material. We believe that the assumptions used in our impairment assessments are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units or the fair value of each individual indefinite-lived intangible asset will prove to be accurate predictions of the future.

Based on our annual qualitative assessments performed as of October 1, 2024, we concluded that it was not more likely than not that any of our reporting units or any of our indefinite-lived intangible assets had a fair value that was less than its carrying value.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments in, and other contractual arrangements with, third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings, RIV 2013, and Trinity Global Ventures Limited. At December 31, 2024, the carrying value of our investments in these entities totaled $133.0 million.

We have determined that we are not the primary beneficiary for Signal Rail Holdings LLC or certain other entities in which we have an equity interest. At December 31, 2024, the carrying value of these investments totaled $27.8 million.

For further information regarding our partially-owned subsidiaries and other investments in unconsolidated affiliates, see Note 5 of the Consolidated Financial Statements.

Judgment and/or Uncertainty
The determination of whether an entity is considered a VIE and, if so, if we are the primary beneficiary of the VIE, is subjective and dependent on the specific facts and circumstances of each investment. Factors considered in these assessments include, but are not limited to, the entity's structure and equity ownership, the contractual terms, the key decision-making powers, and the obligation to absorb losses or the right to receive benefits of the VIE.

Potential Impact if Results Differ
Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, could result in a change in conclusion of our status as a primary beneficiary. Such change could result in the consolidation or deconsolidation of the subsidiary, thus impacting financial results.

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2024, the range of reasonably possible losses for such matters is $7.5 million to $18.9 million.

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

Potential Impact if Results Differ
Due to the uncertain nature of these matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. Additionally, changes in claims and lawsuits filed, settled, or dismissed and differences between actual and estimated settlement costs or our rights in indemnity and recourse to third parties could impact operating results.

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
Adjusted Return on Equity
Adjusted ROE is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of net income or loss attributable to noncontrolling interest, and certain other adjustments (net of income taxes), described in the footnotes to the table below, which include certain selling, engineering, and administrative expenses; gains on dispositions of other property; restructuring activities, net; interest expense, net; and the income tax effects of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"); and (ii) the denominator is calculated as average Trinity stockholders’ equity (which excludes noncontrolling interest). In the following table, the numerator and denominator of our Adjusted ROE calculation are reconciled to income from continuing operations and total stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Adjusted ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time.

	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Numerator:
Income from continuing operations	$171.4	$140.0	$98.9
Net income attributable to noncontrolling interest	(18.7)	(20.6)	(12.8)
Net income from continuing operations attributable to Trinity Industries, Inc.	152.7	119.4	86.1
Adjustments (net of income taxes):
Selling, engineering, and administrative expenses (1)	—	3.0	—
Gains on dispositions of property – other (2)(3)	(2.1)	(4.7)	(5.6)
Restructuring activities, net (3)	3.4	(1.6)	0.7
Interest expense, net (3)(4)	(0.9)	(1.1)	(1.1)
Income tax effect of CARES Act	—	—	(0.6)
Adjusted Net Income	$153.1	$115.0	$79.5

Denominator:
Total stockholders' equity	$1,307.2	$1,275.5	$1,269.6
Noncontrolling interest	(248.3)	(238.4)	(257.2)
Trinity stockholders' equity	$1,058.9	$1,037.1	$1,012.4

Average total stockholders' equity	$1,291.4	$1,272.6	$1,283.2
Return on Equity (5)	13.3%	11.0%	7.7%

Average Trinity stockholders' equity	$1,048.0	$1,024.8	$1,021.1
Adjusted Return on Equity (6)	14.6%	11.2%	7.8%
(1) Represents the change in estimated fair value of additional contingent consideration associated with an acquisition.
(2) Represents insurance recoveries in excess of net book value for assets damaged at the Company’s facility in Cartersville, Georgia in two separate events. See Note 15 of the Consolidated Financial Statements for more information.
(3) For the year ended December 31, 2022, the effective tax rate for gains on dispositions of other property; restructuring activities, net; and interest expense, net is before consideration of the CARES Act.
(4) Represents interest income accretion related to a seller-financing agreement associated with the sale of certain non-operating assets.
(5) Return on Equity is calculated as income from continuing operations divided by average total stockholders' equity.
(6) Adjusted Return on Equity is calculated as adjusted net income divided by average Trinity stockholders' equity, each as defined and reconciled above.

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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities – continuing operations	$588.1	$309.0	$9.2
Net gains on lease portfolio sales	57.3	82.8	126.2
Cash flow from operations with net gains on lease portfolio sales	$645.4	$391.8	$135.4
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We manage interest rate exposure by limiting variable rate exposures to a percentage of total debt and by entering into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps and interest rate caps. Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 27% of our total debt as of December 31, 2024. After considering the effect of interest rate hedges, our variable rate debt represents 16% of our total debt as of December 31, 2024. If interest rates average one percentage point more in fiscal year 2025 than they did during 2024, our interest expense would increase by $9.0 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2023, we estimated that if interest rates averaged one percentage point more in fiscal year 2024 than they did during 2023, our interest expense would have increased by $8.7 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2024 and 2023. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $107.0 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $110.4 million.
We use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2024, a hypothetical 10% change in foreign currency exchange rates on our forward contracts and options would not have a material impact on the Consolidated Financial Statements.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2024 was $80.7 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Recognition of deferred tax assets and liabilities

Description of the Matter	As more fully described in Note 10 to the consolidated financial statements, at December 31, 2024, the Company had gross deferred tax assets related to deductible temporary differences of $209.3 million, offset by a valuation allowance of $20.8 million, and deferred tax liabilities of $1,263.2 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

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
Dallas, Texas
February 20, 2025

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,938.4	$1,943.9	$1,127.3
Leasing & Services	1,140.8	1,039.4	850.0
	3,079.2	2,983.3	1,977.3
Operating costs:
Cost of revenues:
Manufacturing	1,748.2	1,827.5	1,083.3
Leasing & Services	662.8	628.7	526.3
	2,411.0	2,456.2	1,609.6
Selling, engineering, and administrative expenses:
Manufacturing	32.8	30.5	29.1
Leasing & Services	77.0	62.0	59.1
Corporate & other	125.9	109.4	97.2
	235.7	201.9	185.4
Gains on dispositions of property:
Lease portfolio sales	57.3	82.8	127.5
Other	6.0	6.8	25.2
	63.3	89.6	152.7
Restructuring activities, net	4.3	(2.2)	1.0
Total operating profit	491.5	417.0	334.0
Other (income) expense:
Interest expense, net	273.5	265.5	209.1
Other, net	(3.8)	2.5	(1.6)
	269.7	268.0	207.5
Income from continuing operations before income taxes	221.8	149.0	126.5
Provision (benefit) for income taxes:
Current	72.5	50.5	12.9
Deferred	(22.1)	(41.5)	14.7
	50.4	9.0	27.6
Income from continuing operations	171.4	140.0	98.9
Loss from discontinued operations, net of benefit for income taxes of $4.1, $3.6, and $1.1	(14.3)	(13.4)	(20.3)
Loss on sale of discontinued operations, net of benefit for income taxes of $—, $—, and $1.4	—	—	(5.7)
Net income	157.1	126.6	72.9
Net income attributable to noncontrolling interest	18.7	20.6	12.8
Net income attributable to Trinity Industries, Inc.	$138.4	$106.0	$60.1

Basic earnings per common share:
Income from continuing operations	$1.86	$1.47	$1.05
Loss from discontinued operations	(0.17)	(0.16)	(0.32)
Basic net income attributable to Trinity Industries, Inc.	$1.69	$1.31	$0.73
Diluted earnings per common share:
Income from continuing operations	$1.81	$1.43	$1.02
Loss from discontinued operations	(0.17)	(0.16)	(0.31)
Diluted net income attributable to Trinity Industries, Inc.	$1.64	$1.27	$0.71
Weighted average number of shares outstanding:
Basic	81.9	81.2	81.9
Diluted	84.2	83.4	84.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$157.1	$126.6	$72.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $1.1, $(3.3), and $(9.2)	(3.5)	10.6	29.3
Reclassification adjustments for (gains) losses included in net income, net of tax (expense) benefit of $(3.7), $7.4, and $0.8	(11.5)	(26.1)	3.5
Defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $—, $(0.1), and $0.5	0.1	(0.3)	2.1
Amortization of net actuarial losses, net of tax benefit of $—, $—, and $0.1	0.1	0.1	0.2
Currency translation adjustments:
Reclassification adjustments for losses included in discontinued operations, net of tax benefit of $—, $—, and $—	—	—	1.3
	(14.8)	(15.7)	36.4
Comprehensive income	142.3	110.9	109.3
Less: comprehensive income attributable to noncontrolling interest	19.1	13.6	12.5
Comprehensive income attributable to Trinity Industries, Inc.	$123.2	$97.3	$96.8
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(in millions)
ASSETS
Cash and cash equivalents	$228.2	$105.7
Receivables, net of allowance of $17.1 and $15.9	379.1	363.5
Income tax receivable	2.4	5.2
Inventories:
Raw materials and supplies	320.0	419.4
Work in process	101.5	142.4
Finished goods	54.7	122.5
	476.2	684.3
Restricted cash, including partially-owned subsidiaries of $39.1 and $30.6	146.2	129.4
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,920.5 and $1,922.5	9,751.1	9,539.6
Less accumulated depreciation, including partially-owned subsidiaries of $690.0 and $644.7	(2,763.0)	(2,534.8)
	6,988.1	7,004.8
Goodwill	221.5	221.5
Other assets	390.5	392.1
Total assets	$8,832.2	$8,906.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$251.7	$305.3
Accrued liabilities	353.0	302.3
Debt:
Recourse	597.8	794.6
Non-recourse:
Wholly-owned subsidiaries	4,021.3	3,819.2
Partially-owned subsidiaries	1,071.8	1,140.4
	5,690.9	5,754.2
Deferred income taxes	1,075.6	1,103.5
Other liabilities	153.8	165.7
Total liabilities	7,525.0	7,631.0
Commitments and contingencies (Note 15)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2024 and 2023 – 400.0; shares issued and outstanding at December 31, 2024 – 81.8; at December 31, 2023 – 81.8	0.8	0.8
Capital in excess of par value	8.8	15.4
Retained earnings	1,054.1	1,010.5
Accumulated other comprehensive income (loss)	(4.2)	11.0
Treasury stock – shares at December 31, 2024 – 0.0; at December 31, 2023 – 0.0	(0.6)	(0.6)
	1,058.9	1,037.1
Noncontrolling interest	248.3	238.4
Total stockholders' equity	1,307.2	1,275.5
Total liabilities and stockholders' equity	$8,832.2	$8,906.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating activities:
Net income	$157.1	$126.6	$72.9
Loss from discontinued operations, net of income taxes	14.3	13.4	20.3
Loss on sale of discontinued operations, net of income taxes	—	—	5.7
Adjustments to reconcile net income to net cash provided by operating activities − continuing operations:
Depreciation and amortization	293.8	293.2	276.4
Stock-based compensation expense	23.6	22.7	22.5
Provision (benefit) for deferred income taxes	(22.1)	(41.5)	14.7
Net gains on lease portfolio sales	(57.3)	(82.8)	(126.2)
Gains on dispositions of property and other assets	(3.3)	(0.5)	(18.0)
Gains on insurance recoveries from property damage	(2.7)	(6.3)	(7.5)
Non-cash impact of restructuring activities	4.3	(2.2)	—
Non-cash interest expense	13.4	12.7	13.2
Loss on extinguishment of debt	1.5	—	1.5
Other	(2.6)	(5.7)	(5.3)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(14.3)	(22.0)	(94.4)
(Increase) decrease in inventories	208.1	(54.9)	(193.4)
(Increase) decrease in other assets	0.9	(0.6)	(11.5)
Increase (decrease) in accounts payable	(53.6)	2.2	78.4
Increase (decrease) in accrued liabilities	22.2	53.2	(37.2)
Increase (decrease) in other liabilities	4.8	1.5	(2.9)
Net cash provided by operating activities – continuing operations	588.1	309.0	9.2
Net cash used in operating activities – discontinued operations	(14.3)	(13.4)	(22.0)
Net cash provided by (used in) operating activities	573.8	295.6	(12.8)
Investing activities:
Capital expenditures – lease fleet	(541.9)	(668.8)	(928.8)
Proceeds from lease portfolio sales	360.7	381.8	750.7
Capital expenditures – operating and administrative	(53.8)	(41.3)	(38.0)
Acquisitions, net of cash acquired	—	(62.2)	(80.4)
Proceeds from dispositions of property and other assets	20.6	19.9	44.0
Proceeds from insurance recoveries	3.7	5.1	10.0
Equity investments	(3.9)	(1.1)	(15.5)
Other	—	3.6	—
Net cash used in investing activities – continuing operations	(214.6)	(363.0)	(258.0)
Payments related to sale of discontinued operations	—	—	(2.7)
Net cash used in investing activities	(214.6)	(363.0)	(260.7)
Financing activities:
Payments to retire debt	(2,050.5)	(1,518.9)	(1,578.5)
Proceeds from issuance of debt	1,970.4	1,652.7	2,000.6
Payments to settle contingent consideration liability	(8.0)	—	—
Dividends paid to common shareholders	(93.2)	(86.0)	(76.9)
Shares repurchased	(20.7)	—	(51.8)
Purchase of shares to satisfy employee tax on vested stock	(9.0)	(7.2)	(5.7)
Distributions to noncontrolling interest	(8.9)	(32.4)	(22.3)
Net cash provided by (used in) financing activities	(219.9)	8.2	265.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	139.3	(59.2)	(8.1)
Cash, cash equivalents, and restricted cash at beginning of period	235.1	294.3	302.4
Cash, cash equivalents, and restricted cash at end of period	$374.4	$235.1	$294.3

Supplemental disclosure of cash flow information:
Interest paid	$271.4	$246.2	$190.5
Income tax payments, net of refunds	$54.6	$42.4	$19.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2021	83.3	$0.8	$—	$1,046.6	$(17.0)	—	$(0.6)	$1,029.8	$267.0	$1,296.8
Net income	—	—	—	60.1	—	—	—	60.1	12.8	72.9
Other comprehensive income (loss)	—	—	—	—	36.7	—	—	36.7	(0.3)	36.4
Cash dividends declared on common stock (1)	—	—	—	(78.9)	—	—	—	(78.9)	—	(78.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(22.3)	(22.3)
Stock-based compensation expense	—	—	22.5	—	—	—	—	22.5	—	22.5
Settlement of share-based awards, net	0.9	—	1.1	—	—	(0.3)	(7.1)	(6.0)	—	(6.0)
Shares repurchased	—	—	—	—	—	(2.0)	(51.8)	(51.8)	—	(51.8)
Accelerated share repurchase agreement	—	—	25.0	—	—	(0.8)	(25.0)	—	—	—
Retirement of treasury stock	(3.1)	—	(48.6)	(35.2)	—	3.1	83.8	—	—	—
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	106.0	—	—	—	106.0	20.6	126.6
Other comprehensive loss	—	—	—	—	(8.7)	—	—	(8.7)	(7.0)	(15.7)
Cash dividends declared on common stock (1)	—	—	—	(88.1)	—	—	—	(88.1)	—	(88.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(32.4)	(32.4)
Stock-based compensation expense	—	—	22.7	—	—	—	—	22.7	—	22.7
Settlement of share-based awards, net	1.0	—	0.7	—	—	(0.3)	(7.9)	(7.2)	—	(7.2)
Retirement of treasury stock	(0.3)	—	(8.0)	—	—	0.3	8.0	—	—	—
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	138.4	—	—	—	138.4	18.7	157.1
Other comprehensive income (loss)	—	—	—	—	(15.2)	—	—	(15.2)	0.4	(14.8)
Cash dividends declared on common stock (1)	—	—	—	(94.8)	—	—	—	(94.8)	—	(94.8)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Stock-based compensation expense	—	—	23.6	—	—	—	—	23.6	—	23.6
Settlement of share-based awards, net	0.9	—	1.3	—	—	(0.3)	(10.5)	(9.2)	—	(9.2)
Shares repurchased	—	—	—	—	—	(0.6)	(21.0)	(21.0)	—	(21.0)
Retirement of treasury stock	(0.9)	—	(31.5)	—	—	0.9	31.5	—	—	—
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
(1) Dividends of $1.14, $1.06, and $0.95 per common share for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Revenue Recognition
Revenue associated with our railcar lease contracts is recognized in accordance with Accounting Standards Codification ("ASC") 842, Leases. Revenue associated with our railcar manufacturing, maintenance services, digital and logistics services businesses, and certain servicing, maintenance, and management agreements is recognized in accordance with ASC 606, Revenue from Contracts with Customers.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases as of December 31, 2024 and 2023.

We report all sales of railcars from the lease fleet and selling profit or loss associated with sales-type leases as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. These sales are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the Leasing Group's revenues and are not eliminated in consolidation.
Within maintenance services, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $9.6 million and $8.8 million as of December 31, 2024 and December 31, 2023, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
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
Rail Products Group
Our railcar manufacturing business recognizes revenue related to new railcars at a point in time when the customer has submitted its certificate of acceptance and legal title of the railcar has passed to the customer. Certain contracts for the sales of railcars include price adjustments based on changes to input costs; this amount represents variable consideration for which we are generally unable to estimate the final consideration until the railcar is delivered.
Revenue related to sustainable railcar conversions is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. Revenue related to certain support services is recognized over time based on our stand-ready obligation to provide such services. We recorded contract assets of $3.4 million and $12.6 million as of December 31, 2024 and 2023, respectively. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2024 and the percentage of the outstanding performance obligations as of December 31, 2024 expected to be delivered during 2025:

	Unsatisfied performance obligations at December 31, 2024
	Total Amount	Percent expected to be delivered in 2025
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,895.2
Leasing Group	250.3
	$2,145.5	47.5%
Sustainable railcar conversions	$3.1	100.0%

Railcar Leasing and Services Group:
Leasing and management	$57.3	33.5%
Maintenance services	$4.8	100.0%
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

Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to twelve years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2024, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.
The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations
Operating lease expense	$21.8	$19.5	$18.2
Short-term lease expense	$—	$—	$0.4

Consolidated Statements of Cash Flows
Cash flows from operating activities	$21.8	$19.5	$18.2
Right-of-use assets recognized in exchange for new lease liabilities	$14.7	$24.1	$28.8

		December 31, 2024	December 31, 2023
Consolidated Balance Sheets
Right-of-use assets (1)		$97.0	$100.6
Lease liabilities (2)		$113.4	$118.2
Weighted average remaining lease term		8.4 years	9.3 years
Weighted average discount rate (3)		3.9%	3.6%
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in other liabilities in our Consolidated Balance Sheets.
(3) As the rate implicit in our leases is not readily determinable, we use the incremental borrowing rate at lease commencement of our Trinity Industries Leasing Company ("TILC") warehouse loan facility for railcar leases or our revolving credit facility for operating and administrative leases to determine the present value of lease payments.
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Railcars in our Lease Fleet	Operating and Administrative	Total
2025	$8.6	$12.4	$21.0
2026	8.2	11.4	19.6
2027	7.5	10.7	18.2
2028	5.0	8.9	13.9
2029	1.7	7.7	9.4
Thereafter	5.1	45.0	50.1
Total operating lease payments	$36.1	$96.1	$132.2
Less: Present value adjustment			(18.8)
Total operating lease liabilities			$113.4

Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of December 31, 2024, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases in our Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease revenues	$786.3	$731.5	$679.4
Variable operating lease revenues	$65.0	$68.7	$60.3
Interest income on sales-type lease receivables	$0.7	$0.7	$0.7
Profit recognized at sales-type lease commencement (1)	$—	$—	$1.3
(1) Included in gains on dispositions of property – lease portfolio sales on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2025	$715.0
2026	586.8
2027	453.9
2028	297.1
2029	178.4
Thereafter	340.4
Total	$2,571.6
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

2025	$1.1
2026	1.1
2027	1.1
2028	1.1
2029	1.1
Thereafter	7.9
Total	13.4
Less: Unearned interest income	(3.7)
Net investment in sales-type leases (1)	$9.7
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the year ended December 31, 2024, we recognized approximately $4.3 million of credit loss expense and wrote off $2.8 million related to our trade receivables that are in scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $12.8 million at December 31, 2023 to $14.3 million at December 31, 2024. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. We did not identify any indicators of impairment during the years ended December 31, 2024, 2023, or 2022.

Goodwill and Intangible Assets
Goodwill is required to be tested for impairment at least annually, or on an interim basis if events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Indefinite-lived intangible assets are not subject to amortization but are required to be evaluated for impairment at least annually. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment assessment. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit or an individual indefinite-lived intangible asset is less than its carrying value, the Company will perform the quantitative impairment test. We can also elect to forgo the qualitative assessment and perform the quantitative test.
The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of Level 3 inputs, related to revenue and operating profit results, discount rates, terminal growth rates, and exit multiples. As of both December 31, 2024 and 2023, goodwill totaled $221.5 million. As of October 1, 2024 and 2023, we completed our annual impairment tests of goodwill at the reporting unit level and determined that no impairment charges were necessary.
If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. As of both December 31, 2024 and 2023, indefinite-lived intangible assets, which are comprised of trade names of recently acquired businesses, totaled $11.2 million. As of October 1, 2024 and 2023, we completed our evaluations of each indefinite-lived intangible asset and determined that no impairment charges were necessary.
The net book value of our finite-lived intangible assets totaled $87.8 million and $95.5 million as of December 31, 2024 and 2023, respectively, which are amortized over their estimated useful lives, ranging from one year to fifteen years. We evaluate the carrying value of our finite-lived intangible assets for potential impairment when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We did not identify any impairment indicators during the years ended December 31, 2024, 2023, or 2022.
See Note 8 for further information regarding goodwill and intangible assets.
Restricted Cash
Restricted cash consists of cash and cash equivalents held as collateral for our non-recourse debt and lease obligations. As such, they are restricted in use.
Investments in Affiliates
We regularly assess our investments in and other contractual arrangements with third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings, RIV 2013, and Trinity Global Ventures. At December 31, 2024, the carrying value of our investments in these entities totaled $133.0 million. See Note 5 for further information regarding investments in which we have a controlling interest.
Insurance
We are effectively self-insured for workers' compensation and employee health care claims. A third-party administrator is used to process claims. We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends. As of December 31, 2024 and 2023, our liabilities associated with workers' compensation were $30.6 million and $35.0 million, respectively, and our liabilities associated with group medical insurance were $3.8 million and $4.5 million, respectively. These amounts are included in the accrued liabilities line of our Consolidated Balance Sheets.

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
Amounts due to our participating suppliers in the SCF program are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows. The following is a summary of our outstanding obligations confirmed as valid under the supplier finance program for the year ended December 31, 2024:

Year Ended
December 31, 2024
(in millions)
Confirmed obligations outstanding at December 31, 2023	$18.3
Invoices confirmed	75.8
Confirmed invoices paid	(85.9)
Confirmed obligations outstanding at December 31, 2024	$8.2
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2024 and 2023, our accruals for warranties totaled $2.9 million and $3.3 million, respectively, and are included in accrued liabilities in our Consolidated Balance Sheets.
Foreign Currency Transactions
The functional currency of our Mexico and Canada operations is the United States dollar. Certain transactions in these countries occur in currencies other than the United States dollar. The remeasurement impact of foreign currency fluctuations on these transactions is recorded in other, net (income) expense in our Consolidated Statements of Operations.
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

Recent Accounting Pronouncements
Adopted in 2024
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures," which improves disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, the amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM, and interim period disclosure of all current ASC 280, Segment Reporting, annual disclosures about a reportable segment's profit or loss and assets. We adopted ASU 2023-07 on a retrospective basis. See Note 4 for our reportable segment disclosures, including significant segment expenses.
Not Yet Adopted
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which enhances transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires, on an annual basis, a tabular disclosure using specific categories in the rate reconciliation and providing additional information for reconciling items that meet a quantitative threshold, as well as the disaggregation of income taxes paid by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies during annual reporting periods beginning after December 15, 2024 on a prospective basis, with an option for retrospective application. We are currently evaluating the impact ASU 2023-09 will have on our income tax disclosures.
ASU 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which improves financial reporting and responds to investor input by requiring public companies to disclose additional information about certain expenses in the notes to the consolidated financial statements. ASU 2024-03 requires disclosures, on an annual and interim basis, of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense category; a qualitative description of amounts remaining that are not separately disaggregated quantitatively; and the amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU 2024-03 is effective for public companies during annual reporting periods beginning after December 15, 2026 on a prospective basis, with an option for retrospective application. Early adoption is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.
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
The total additional consideration, which is included in other liabilities in our Consolidated Balance Sheets, had an initial estimated fair value of $20.0 million as of December 31, 2023 and is remeasured at each reporting period using Level 3 inputs. During the year ended December 31, 2024, the first installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities. As of December 31, 2024, the fair value of the additional consideration was $10.0 million, which was funded in February 2025.
Acquisition of RSI Logistics
In March 2023, we acquired RSI Logistics, a data-centric provider of proprietary software and logistics and terminal management solutions to the North American rail industry. This transaction was recorded as a business combination within the Leasing Group, based on valuations of the acquired assets and liabilities at their acquisition date fair value using Level 3 inputs. Based on our purchase price allocation, we recorded identifiable intangible assets of $35.7 million, goodwill of $25.6 million, and certain other assets and liabilities. The identifiable intangible assets, with the exception of the trade name, which is considered an indefinite-lived intangible asset, are being amortized over their estimated useful lives, ranging from 5 years to 15 years.
See Note 8 for further information regarding goodwill and intangible assets.
Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC ("THP"). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify Rush Hour Intermediate II, LLC ("Rush Hour") for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the years ended December 31, 2024, 2023, and 2022, we recorded expenses related to these obligations of $18.4 million ($14.3 million, net of income taxes), $17.0 million ($13.4 million, net of income taxes), and $21.4 million ($20.3 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 for further information regarding obligations retained in connection with the THP sale.
Additionally, during the year ended December 31, 2022, we recorded a loss on sale of discontinued operations of $5.8 million ($4.4 million, net of income taxes), which included a $2.7 million payment to Rush Hour representing a final working capital adjustment, as well as additional transaction costs incurred during the period.
Other discontinued operations
In addition to the THP activities disclosed above, results include certain amounts related to businesses previously disposed, including $1.3 million of loss on sale of discontinued operations, net of income taxes for the year ended December 31, 2022.

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2024
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.1	$0.2
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.1)	$—
Open hedges:
2017 promissory notes – interest rate swap	$381.4	2.31%	$6.1	$(5.7)	$—
TRL-2023 term loan	$258.7	3.79%	$1.5	$(1.5)	$—
TILC (2)	$130.0	3.00%	$2.8	$(2.8)	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) In 2024, we entered into forward starting interest rate swaps to hedge a portion of the risk of potential interest rate increases in anticipation of a future debt issuance.

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months
	2024	2023	2022
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.2	$0.2	$0.2	$0.1
TRIP Holdings warehouse loan	$—	$0.1	$1.2	$—
Tribute Rail secured railcar equipment notes	$0.7	$0.7	$0.4	$0.3
2017 promissory notes – interest rate cap	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(11.5)	$(11.7)	$4.0	$(11.5)
TRL-2023 term loan	$(3.7)	$(2.2)	$—	$(0.8)
TILC	$—	$—	$—	$(0.4)
(1) Based on the fair value of open hedges as of December 31, 2024.

Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at December 31, 2024		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCI – loss/(income)	Year Ended December 31,			Expected effect during next twelve months (1)
Instrument				2024	2023	2022
	(in millions)
Forward contracts	$131.1	$(9.5)	$13.0	$(1.0)	$(7.1)	$(1.4)	$12.2
Options	$50.4	$0.4	$0.8	$0.2	$1.4	$—	$(0.8)
(1) Based on the fair value of open hedges as of December 31, 2024.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at December 31, 2024	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Year Ended December 31,
				2024	2023	2022
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$23.3	$(0.1)	$—	$—
TILC – interest rate cap (2)	$680.0	2.50%	$(23.3)	$3.2	$—	$—
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$1.9	$(5.4)	$(1.6)
TILC – interest rate cap	$800.0	2.50%	$—	$(1.9)	$5.4	$1.6
(1) Comprised of back-to-back interest rate caps entered into with the same counterparty in connection with our risk management objectives.
(2) The amount recorded to other, net (income) expense in our Consolidated Statements of Operations for the year ended December 31, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the new TILC warehouse loan facility. See Note 9 for further information.
(3) These interest rate caps matured and settled in 2024.

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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2024	December 31, 2023
	(in millions)
Assets:
Cash equivalents	$209.6	$78.7
Restricted cash	146.2	129.4
Total assets	$355.8	$208.1
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate hedges and interest rate derivatives are valued at exit prices obtained from each counterparty. Foreign currency hedges are valued at exit prices obtained from each counterparty, which are based on currency spot and forward rates and forward points. The assets and liabilities measured on a recurring basis as Level 2 in the fair value hierarchy are summarized below:

	Level 2
	December 31, 2024	December 31, 2023
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$10.4	$13.1
Foreign currency hedges	0.4	6.8
Derivatives not designated as hedging instruments:
Interest rate derivatives	23.3	6.6
Total assets	$34.1	$26.5

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$—	$2.5
Foreign currency hedges	9.5	—
Derivatives not designated as hedging instruments:
Interest rate derivatives	23.3	6.6
Total liabilities	$32.8	$9.1
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2024 and 2023, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy, except as described in Note 2.
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
Our CODM is our Chief Executive Officer. Operating profit is the primary measure our CODM uses to assess performance and allocate resources to each of our reportable segments. Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment. Our CODM does not consider restructuring activities when evaluating segment operating results; therefore, restructuring activities are not allocated to segment profit or loss.
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
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2024
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenue	$1,140.8	$1,938.4	$3,079.2
Intersegment revenue	2.4	492.7	495.1
Total revenues	1,143.2	2,431.1	3,574.3
Elimination of intersegment revenues			(495.1)
Total consolidated revenues			$3,079.2
Less (1):
Rail Products Group cost of revenues (2)	*	2,209.0
Depreciation and amortization for Company-owned railcars (3)	240.1	*
Maintenance and compliance for Company-owned railcars (3)(4)	131.8	*
Selling, engineering, and administrative expenses	77.0	32.8
Gains on lease portfolio sales	(57.3)	*
Other segment items (5)	287.6	(0.1)
Segment operating profit	$464.0	$189.4	$653.4

	Year Ended December 31, 2023
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenue	$1,039.4	$1,943.9	$2,983.3
Intersegment revenue	1.6	535.5	537.1
Total revenues	1,041.0	2,479.4	3,520.4
Elimination of intersegment revenues			(537.1)
Total consolidated revenues			$2,983.3
Less (1):
Rail Products Group cost of revenues (2)	*	2,336.0
Depreciation and amortization for Company-owned railcars (3)	238.5	*
Maintenance and compliance for Company-owned railcars (3)(4)	130.5	*
Selling, engineering, and administrative expenses	62.0	30.5
Gains on lease portfolio sales	(82.8)	*
Other segment items (5)	255.3	0.3
Segment operating profit	$437.5	$112.6	$550.1

	Year Ended December 31, 2022
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenue	$850.0	$1,127.3	$1,977.3
Intersegment revenue	1.5	758.2	759.7
Total revenues	851.5	1,885.5	2,737.0
Elimination of intersegment revenues			(759.7)
Total consolidated revenues			$1,977.3
Less (1):
Rail Products Group cost of revenues (2)	*	1,789.9
Depreciation and amortization for Company-owned railcars (3)	234.4	*
Maintenance and compliance for Company-owned railcars (3)(4)	112.1	*
Selling, engineering, and administrative expenses	59.1	29.1
Gains on lease portfolio sales	(127.5)	*
Other segment items (5)	171.6	0.9
Segment operating profit	$401.8	$65.6	$467.4
*Not identified as a significant expense for this segment.
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to and reviewed by the CODM. Intersegment expenses are included within the amounts shown.
(2) Cost of revenues in the Rail Products Group primarily includes materials, labor, and overhead, including depreciation and amortization.
(3) Company-owned railcars include wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(4) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(5) Other segment items for each reportable segment include:
–Railcar Leasing and Services Group: the remaining operating costs for our maintenance services and digital and logistics services businesses, including materials, labor, and overhead costs; other operating costs for the lease fleet, including equipment rental, property taxes, and freight and storage expenses; and gains or losses on dispositions of other property.
–Rail Products Group: (gains) or losses on dispositions of other property.

The reconciliation of segment operating profit to consolidated net income is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$464.0	$437.5	$401.8
Rail Products Group	189.4	112.6	65.6
Segment Totals	653.4	550.1	467.4
Corporate and other	(125.7)	(108.3)	(80.8)
Restructuring activities, net	(4.3)	2.2	(1.0)
Eliminations	(31.9)	(27.0)	(51.6)
Consolidated operating profit	491.5	417.0	334.0
Other (income) expense	269.7	268.0	207.5
Provision (benefit) for income taxes	50.4	9.0	27.6
Loss from discontinued operations, net of income taxes	(14.3)	(13.4)	(20.3)
Loss on sale of discontinued operations, net of income taxes	—	—	(5.7)
Net income	$157.1	$126.6	$72.9
Additional financial information by segment is shown in the tables below.

	Total Assets
	December 31, 2024	December 31, 2023
	(in millions)
Railcar Leasing and Services Group	$8,151.7	$8,118.8
Rail Products Group	967.7	1,189.2
Segment Totals	9,119.4	9,308.0
Corporate and other	383.3	286.3
Eliminations	(670.5)	(687.8)
Total assets	$8,832.2	$8,906.5

	Depreciation & Amortization			Capital Expenditures
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(in millions)
Railcar Leasing and Services Group	$262.2	$258.0	$249.3	$568.1	$688.0	$951.1
Rail Products Group	27.6	30.3	21.9	27.2	20.6	13.4
Corporate and other	4.0	4.9	5.2	0.4	1.5	2.3
Total	$293.8	$293.2	$276.4	$595.7	$710.1	$966.8
Corporate and other assets are primarily composed of cash and cash equivalents, short-term marketable securities, certain property, plant, and equipment, and other assets.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2024, 2023, and 2022 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2024 and 2023 were $375.0 million and $590.0 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2024 and 2023 were $98.9 million and $96.1 million, respectively.
One customer in the Rail Products Group comprised approximately 22%, 13%, and 17% of our consolidated revenues during the years ended December 31, 2024, 2023, and 2022, respectively.

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
At December 31, 2024, the carrying value of our investment in TRIP Holdings and RIV 2013 totaled $130.4 million. Our ownership interests in TRIP Holdings and RIV 2013 are 42.6% and 30.5%, respectively, with the remaining interests owned by third-party, investor-owned funds. These investments in our partially-owned leasing subsidiaries are eliminated in consolidation.
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
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At December 31, 2024, the carrying value of our investment in Trinity Global Ventures totaled $2.6 million, which is eliminated in consolidation.
Investment in Unconsolidated Affiliate
In 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, entered into a railcar investment vehicle program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 87.6% by Wafra Funds and 12.4% by TILC. TILC services all railcars owned by Signal Rail.
In May 2024, TILC and certain of its subsidiaries sold a portfolio comprised of 1,315 railcars and related leases to Signal Rail for an aggregate sales price of approximately $142.8 million. During the year ended December 31, 2024, TILC recognized a gain of approximately $18.8 million on the sale and approximately $1.4 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. In connection with the sale, TILC contributed $2.0 million of cash to Signal Rail. Signal Rail financed the May 2024 purchase primarily through an asset-backed securitization. To date, TILC has sold 7,775 railcars and related leases to Signal Rail for an aggregate sales price of $741.4 million.

Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 12.4% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 12.4% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2024, the carrying value of TILC’s equity investment in Signal Rail was $21.2 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Services Group
The Railcar Leasing and Services Group owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; railcar maintenance and modification services; and other railcar logistics products and services. Information related to the Leasing Group is as follows:

	Year Ended December 31,			Percent Change
	2024	2023	2022	2024 versus 2023	2023 versus 2022
	($ in millions)
Revenues:
Leasing and management	$867.8	$813.8	$756.4	6.6%	7.6%
Maintenance services (1)	234.0	170.1	80.9	37.6%	110.3%
Digital and logistics services	41.4	57.1	14.2	(27.5)%	302.1%
Total revenues	$1,143.2	$1,041.0	$851.5	9.8%	22.3%

Cost of revenues (2)	665.2	630.3	527.9	5.5%	19.4%
Selling, engineering, and administrative expenses	77.0	62.0	59.1	24.2%	4.9%
Gains on dispositions of property:
Lease portfolio sales (3)	57.3	82.8	127.5	*	*
Other	5.7	6.0	9.8	*	*
Total operating profit	$464.0	$437.5	$401.8	6.1%	8.9%
Total operating profit margin	40.6%	42.0%	47.2%
Total operating profit margin, excluding lease portfolio sales	35.6%	34.1%	32.2%

Selected expense information for Company-owned railcars (4):
Depreciation and amortization expense (5)	$240.1	$238.5	$234.4	0.7%	1.7%
Maintenance and compliance expense (6)	$131.8	$130.5	$112.1	1.0%	16.4%
Other fleet operating costs (7)	$32.3	$31.5	$46.6	2.5%	(32.4)%
Interest expense (8)	$234.4	$227.2	$186.7	3.2%	21.7%
 * Not meaningful
(1) Revenues related to services performed by the maintenance services business on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group and are excluded from the totals reported on this line.
(2) Includes depreciation and amortization expense, maintenance and compliance expense, and other fleet operating costs related to our lease fleet, as well as operating costs for our maintenance services and digital and logistics services businesses.
(3) Includes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
(4) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(5) Depreciation and amortization expense includes $5.6 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, related to the disposal of certain railcar components associated with our sustainable railcar conversion program. There were no disposals under this program during the year ended December 31, 2024. Additionally, depreciation and amortization expense includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, resulting in the recognition of depreciation expense based on the original cost of the railcars and services.
(6) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(7) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(8) Interest expense is not a component of operating profit and includes the effect of hedges.

Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Lease portfolio sales	$360.7	$381.8	$750.7
Operating profit on lease portfolio sales (1)	$57.3	$82.8	$126.2
Operating profit margin on lease portfolio sales	15.9%	21.7%	16.8%
(1) Excludes $1.3 million selling profit associated with sales-type leases for the year ended December 31, 2022.
Railcar Leasing Equipment Portfolio. The Leasing Group's equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Products Group and enters into lease contracts with third parties with terms generally ranging between one year and ten years. The Leasing Group primarily enters into full-service operating leases. Future contractual minimum rental revenues on operating leases related to our wholly-owned and partially-owned subsidiaries are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$702.6	$577.2	$450.4	$296.1	$177.9	$339.2	$2,543.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2024 consisted primarily of non-recourse debt. As of December 31, 2024, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,607.3 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2024 was $340.8 million. See Note 9 for more information regarding the Leasing Group's debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of December 31, 2024, TRIP Holdings held equipment with a net book value of $1,007.0 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of December 31, 2024, TRP-2021 equipment with a net book value of $409.0 million is pledged solely as collateral for the TRP-2021 debt. See Note 5 for a description of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to the Leasing Group's railcar operating lease obligations are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.6	$8.2	$7.5	$5.0	$1.7	$5.1	$36.1
Future contractual minimum rental revenues	$12.4	$9.6	$3.5	$1.0	$0.5	$1.2	$28.2

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2024	December 31, 2023
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries:
Equipment on lease	$7,715.0	$7,536.7
Less: accumulated depreciation	(1,766.9)	(1,604.9)
	5,948.1	5,931.8
Partially-owned subsidiaries:
Equipment on lease	2,233.1	2,236.6
Less: accumulated depreciation	(817.1)	(763.4)
	1,416.0	1,473.2

Deferred profit on railcar products sold (1)	(1,069.8)	(1,061.3)
Less: accumulated amortization	337.3	311.1
	(732.5)	(750.2)
Total railcars in our lease fleet	6,631.6	6,654.8

Operating and administrative assets:
Land	16.3	16.1
Buildings and improvements	403.2	380.4
Machinery and other	441.8	419.8
Construction in progress	11.5	11.3
	872.8	827.6
Less: accumulated depreciation	(516.3)	(477.6)
Total operating and administrative assets	356.5	350.0
Total property, plant, and equipment, net	$6,988.1	$7,004.8
(1) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.
We lease certain equipment and facilities under operating leases. See Note 1 for future operating lease obligations on operating and administrative leases. See Note 1 and Note 6 for information related to the lease agreements, future operating lease obligations, and future minimum rental revenues associated with our lease fleet.

Note 8. Goodwill and Intangible Assets
Goodwill
Goodwill by segment is as follows. There were no changes to our goodwill during the year ended December 31, 2024.

	December 31, 2024	December 31, 2023
Railcar Leasing and Services Group	$50.6	$50.6
Rail Products Group	170.9	170.9
	$221.5	$221.5
Intangible Assets
A summary of our intangible assets, which are included in other assets in our Consolidated Balance Sheets, is as follows:

		December 31, 2024			December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Indefinite-lived intangible assets:
Trade names	*	$11.2	$—	$11.2	$11.2	$—	$11.2
Finite-lived intangible assets:
Customer relationships & backlog	14.3	53.6	(9.3)	44.3	53.6	(5.8)	47.8
Patents, developed technology, and other	9.3	36.8	(13.6)	23.2	36.6	(9.4)	27.2
Lease-related intangibles	12.1	38.5	(18.2)	20.3	35.9	(15.4)	20.5
Total finite-lived intangible assets		128.9	(41.1)	87.8	126.1	(30.6)	95.5
Total intangible assets		$140.1	$(41.1)	$99.0	$137.3	$(30.6)	$106.7
*Not subject to amortization
During the years ended December 31, 2024, 2023, and 2022, amortization expense related to our finite-lived intangible assets totaled $10.1 million, $13.0 million, and $5.5 million, respectively, which is included in cost of revenues in our Consolidated Statements of Operations. As of December 31, 2024, expected amortization expense related to our finite-lived intangible assets for the next five years is as follows:

Expected Amortization Expense
(in millions)
2025	$9.1
2026	$9.1
2027	$8.7
2028	$6.6
2029	$6.2

Note 9. Debt
The carrying amounts and estimated fair values of our debt are as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—	$—	$—
Senior notes due 2024, net of unamortized discount of $— and $0.1	—	—	399.9	394.5
Senior notes due 2028, inclusive of unamortized premium of $4.3 and $—	604.3	623.2	400.0	417.6
	604.3	623.2	799.9	812.1
Less: unamortized debt issuance costs	(6.5)		(5.3)
Total recourse debt	597.8		794.6

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
TILC warehouse facility	584.6	584.6	529.3	529.3
2009 secured railcar equipment notes	—	—	99.7	100.3
2010 secured railcar equipment notes	150.0	148.5	181.2	176.5
2017 promissory notes, net of unamortized discount of $1.5 and $3.5	631.3	631.3	673.7	673.7
2018 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	359.1	344.9	378.0	355.2
2019 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	711.3	694.7	748.5	709.4
2020 secured railcar equipments notes, net of unamortized discount of $— and $—	296.8	275.1	311.3	277.9
2021 secured railcar equipment notes, net of unamortized discount of $0.1 and $—	706.4	682.5	295.3	256.9
2022 secured railcar equipment notes, net of unamortized discount of $— and $—	223.7	215.8	232.7	220.2
TRL-2023 term loan	323.4	323.4	334.5	334.5
Other equipment financing	50.0	50.0	52.3	52.3
	4,036.6	3,950.8	3,836.5	3,686.2
Less: unamortized debt issuance costs	(15.3)		(17.3)
	4,021.3		3,819.2
Partially-owned subsidiaries:
TRP-2021 secured railcar equipment notes, net of unamortized discount of $— and $—	319.6	296.9	335.1	296.3
Triumph Rail secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	469.4	437.1	501.7	447.6
Tribute Rail secured railcar equipment notes, net of unamortized discount of $— and $—	287.8	285.0	311.0	300.1
	1,076.8	1,019.0	1,147.8	1,044.0
Less: unamortized debt issuance costs	(5.0)		(7.4)
	1,071.8		1,140.4
Total non–recourse debt	5,093.1		4,959.6
Total debt	$5,690.9	$5,593.0	$5,754.2	$5,542.3

The estimated fair values of our 7.75% senior notes due 2028 ("Senior Notes due 2028") and our 4.55% senior notes due 2024 ("Senior Notes due 2024") are based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of December 31, 2024 and 2023, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the fair value approximates the carrying value.
Corporate – Recourse
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the year ended December 31, 2024, we had total borrowings of $280.0 million and total repayments of $280.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $8.7 million, leaving $591.3 million available for borrowing as of December 31, 2024. Our outstanding letters of credit as of December 31, 2024 are scheduled to expire beginning in April 2025. Our letters of credit obligations support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 6.13% as of December 31, 2024. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.20% as of December 31, 2024).
The revolving credit facility places certain restrictions on the Company and its subsidiaries, including, but not limited to, the ability to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem, or repurchase certain debt; make loans and investments; sell assets; incur liens on assets; enter into transactions with affiliates; and consolidate, merge, or liquidate. Additionally, the revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2024, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
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

Senior Notes Due 2024 – In September 2014, we issued $400.0 million aggregate principal amount of 4.55% senior notes due October 2024. In June 2024, we redeemed in full $400.0 million aggregate principal amount of our 4.55% senior notes due 2024. Additionally, in connection with the redemption of the Senior Notes due 2024, during the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $0.1 million, which related to the write-off of unamortized discount and debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the year ended December 31, 2024. As a result of the redemption of the Senior Notes due 2024, we are no longer required to report supplemental guarantor financial information in this Annual Report on Form 10-K.
Wholly-owned leasing subsidiaries
TILC Warehouse Loan Facility – TILC has historically maintained a warehouse loan facility to finance railcars owned by TILC. In March 2024, we entered into a new warehouse loan facility with a total commitment amount of $800.0 million, a revolving termination date of March 15, 2027, and a maturity date of March 15, 2028. This warehouse loan facility replaced the prior $1.0 billion warehouse loan facility. We incurred $3.9 million in debt issuance costs, which are recorded in other assets in our Consolidated Balance Sheets as of December 31, 2024, and are being amortized to interest expense over the facility term. During the year ended December 31, 2024, we had total borrowings of $1,064.6 million and total repayments of $1,009.3 million under the TILC warehouse loan facility. Of the remaining unused facility amount of $215.4 million, $167.9 million was available as of December 31, 2024 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 6.30% at December 31, 2024.
TRL VII – In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (the “TRL VII Notes”). In May 2024, with the net proceeds of the TRL-2024 Notes, as described below, we redeemed in full the TRL VII Notes, of which $94.1 million was outstanding at the redemption date. The all-in interest rate for the TRL VII Notes was 6.66% per annum. In connection with the redemption of the TRL VII Notes, during the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $1.4 million, which included a $0.6 million early redemption premium and a write-off of $0.8 million in unamortized debt issuance costs. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the year ended December 31, 2024.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (the “TRL-2010 Notes"), of which $150.0 million was outstanding as of December 31, 2024. The TRL-2010 Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The TRL-2010 Notes are obligations of TRL-2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2010.
TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "Original 2017 Promissory Notes") due May 15, 2024. In November 2018, the Original 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). As of December 31, 2024, $632.8 million of the 2017 Promissory Notes was outstanding. In February 2023, we amended the Amended and Restated Loan Agreement and the TRL-2017 interest rate swap agreements to transition the benchmark rate from LIBOR to one-month term SOFR plus a benchmark adjustment. The Company elected to apply the optional accounting expedient under ASC 848, Reference Rate Reform, for hedging relationships affected by reference rate reform. The 2017 Promissory Notes bear interest at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 6.01% as of December 31, 2024, and are payable monthly. The 2017 Promissory Notes are obligations of TRL-2017 and are non-recourse to Trinity. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2017.

TRL-2018 – In June 2018, Trinity Rail Leasing 2018, LLC, a Delaware limited liability company ("TRL-2018") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $482.5 million in Secured Railcar Equipment Notes (the "TRL-2018 Secured Railcar Equipment Notes"). The TRL-2018 Secured Railcar Equipment Notes consisted of two classes of notes with (i) an aggregate principal amount of $200.0 million of TRL-2018's Series 2018-1 Class A-1 Secured Railcar Equipment Notes (the "TRL-2018 Class A-1 Notes"), and (ii) an aggregate principal amount of $282.5 million of TRL-2018's Series 2018-1 Class A-2 Secured Railcar Equipment Notes (the “TRL-2018 Class A-2 Notes”). In October 2020, TRL-2018 issued $155.5 million of Series 2020-1 Class A Secured Railcar Equipment Notes (the “2020-1 Notes”) (the TRL-2018 Class A-1 Notes, the TRL-2018 Class A-2 Notes, and the 2020-1 Notes are, collectively, the “TRL-2018 Notes”). In a separate transaction during October 2020, TRL-2018 redeemed its TRL-2018 Class A-1 Notes, of which $153.1 million was outstanding at the redemption date. The fixed interest rate for these notes was 3.82% per annum.
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $76.7 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2018.
TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC, a Delaware limited liability company ("TRL-2019") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Notes"). The TRL-2019 Notes, of which $403.5 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Notes"). The TRL-2019-2 Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019 Class A-1 Notes, of which $28.3 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
TRL-2020 – In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Class A-1 Notes, of which $36.0 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. The TRL-2020 Notes are obligations of TRL-2020 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2020.

TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes, of which $262.2 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 2.26%. The TRL-2021 Class B Notes, of which $19.8 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021.
In May 2024, TRL-2021 issued an aggregate principal amount of $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2024 Notes"). The TRL-2024 Notes, of which $424.5 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 5.78%. The TRL-2024 Notes are payable monthly and have a stated final maturity date of May 19, 2054. We incurred $4.4 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2024 Notes. The TRL-2024 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2024 Notes were used to repay approximately $218.9 million of borrowings under TILC's warehouse loan facility; to redeem the outstanding debt of TRL VII, as described above; and for general corporate purposes.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes, of which $223.7 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2022.
TRL-2023 Term Loan – In June 2023, TRL-2023 entered into a $340.0 million term loan agreement. The TRL-2023 term loan was established to finance railcars and related operating leases thereon purchased by TRL-2023 from TILC and TILC's warehouse loan facility. The TRL-2023 term loan bears interest at a variable rate of daily simple SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.80%, for an all-in interest rate of 6.36% as of December 31, 2024. The TRL-2023 term loan has a stated maturity date of June 12, 2028. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2023.
Other equipment financing – In December 2023, TILC sold to a third party, and subsequently leased back, certain railcars for total proceeds of $52.3 million. The transaction did not qualify as a sale-leaseback and is being accounted for as a financing transaction. Accordingly, no gain or loss was recorded in connection with this transaction, and the sold assets remain within property, plant, and equipment, net in our Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives for the duration of the lease. A financing liability equal to the amount of consideration received from the buyer-lessor was recorded within debt in our Consolidated Balance Sheets. A portion of the future lease payments that we make to the buyer-lessor will reduce the financing liability and the remainder will be recorded as interest expense. As of December 31, 2024, the carrying value of the financing liability was $50.0 million.
Partially-owned leasing subsidiaries
Triumph Rail – In June 2021, Triumph Rail issued an aggregate principal amount of (i) $535.0 million of its Series 2021-2 Class A Green Secured Railcar Equipment Notes (the “Triumph Class A Notes”) and (ii) $25.4 million of its Series 2021-2 Class B Green Secured Railcar Equipment Notes (the “Triumph Class B Notes”) (the Triumph Class A Notes and the Triumph Class B Notes are, collectively, the “Triumph Notes”). The Triumph Class A Notes, of which $444.1 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 2.15%. The Triumph Class B Notes, of which $25.4 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.08%. The Triumph Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The Triumph Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Triumph Rail's portfolio of railcars and operating leases thereon, its cash reserves, and other assets owned by Triumph Rail.

Tribute Rail – In May 2022, Tribute Rail issued an aggregate principal amount of (i) $290.0 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the “Class A Notes”) and (ii) $37.0 million of its Series 2022-1 Class B Green Secured Railcar Equipment Notes (the “Class B Notes”) (the Class A Notes and the Class B Notes are, collectively, the “Tribute Rail Notes”). The Class A Notes, of which $250.8 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 4.76%. The Class B Notes, of which $37.0 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 5.75%. The Tribute Rail Notes are payable monthly and have a stated final maturity date of May 17, 2052. The Tribute Rail Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Tribute Rail's portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by Tribute Rail.
TRP-2021 – In June 2021, TRP-2021 issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes, of which $298.6 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 2.07%. The TRP-2021 Class B Notes, of which $21.0 million was outstanding as of December 31, 2024, bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The TRP-2021 Notes are non-recourse to Trinity, TILC, RIV 2013, and the other equity investors in RIV 2013, and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and other assets owned by TRP-2021.
During the year ended December 31, 2022, we recognized a loss on extinguishment of debt of $1.5 million, which related to the write-off of unamortized debt issuance costs in connection with the repayment of TRIP Railcar Co. LLC's outstanding term loan agreement. These charges are reflected in the interest expense, net line of our Consolidated Statements of Operations for the year ended December 31, 2022.
Triumph Rail and Tribute Rail are wholly-owned subsidiaries of TRIP Holdings, and TRP-2021 is a wholly-owned subsidiary of RIV 2013. TRIP Holdings and RIV 2013 are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. Our ownership interests in TRIP Holdings and RIV 2013 are 42.6% and 30.5%, respectively. See Note 5 for further information.

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
The remaining principal payments under existing debt agreements as of December 31, 2024 based on the anticipated repayment dates are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Recourse:
Senior notes due 2028	—	—	—	600.0	—	—	600.0
Non-recourse – lease fleet (Note 6):
TILC warehouse facility	17.5	17.5	17.5	4.4	—	—	56.9
Facility termination payments – TILC warehouse facility	—	—	—	527.7	—	—	527.7
2010 secured railcar equipment notes	20.4	25.5	28.2	23.9	21.4	30.6	150.0
2017 promissory notes	632.8	—	—	—	—	—	632.8
2018 secured railcar equipment notes	14.8	14.4	18.1	311.9	—	—	359.2
2019 secured railcar equipment notes	35.0	676.4	—	—	—	—	711.4
2020 secured railcar equipment notes	10.9	13.7	272.2	—	—	—	296.8
2021 secured railcar equipment notes	29.1	30.5	30.1	259.8	18.4	338.6	706.5
2022 secured railcar equipment notes	6.7	8.1	8.2	8.2	192.5	—	223.7
TRL-2023 term loan	11.1	11.1	11.1	290.1	—	—	323.4
Other equipment financing	2.4	2.5	2.7	2.8	3.0	36.6	50.0
TRP-2021 secured railcar equipment notes	15.8	17.2	286.6	—	—	—	319.6
Triumph Rail secured railcar equipment notes	29.1	23.3	417.1	—	—	—	469.5
Tribute Rail secured railcar equipment notes	14.5	273.3	—	—	—	—	287.8
Total principal payments	$840.1	$1,113.5	$1,091.8	$2,028.8	$235.3	$405.8	$5,715.3

Note 10. Income Taxes
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current:
Federal	60.1	38.7	1.6
State	2.6	1.3	3.5
Foreign	9.8	10.5	7.8
Total current	72.5	50.5	12.9
Deferred:
Federal	(24.1)	(20.7)	14.5
State	1.5	(8.1)	0.4
Foreign	0.5	(12.7)	(0.2)
Total deferred	(22.1)	(41.5)	14.7
Provision (benefit)	$50.4	$9.0	$27.6
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Foreign branch taxes	1.1	1.8	2.1
State taxes	1.8	2.2	1.7
Executive compensation limitations	1.1	1.3	1.3
Noncontrolling interest in partially-owned subsidiaries	(1.8)	(1.8)	(2.1)
Equity compensation	(0.7)	(0.5)	(1.1)
Changes in valuation allowance and reserves	(0.8)	(2.2)	(0.9)
Changes in tax laws and apportionment	0.5	(7.1)	(0.5)
Release of residual taxes from AOCI	—	(8.1)	—
Other, net	0.5	(0.6)	0.3
Effective rate	22.7%	6.0%	21.8%
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
We remeasure our state deferred tax liability on a regular basis based upon our estimate of our state tax apportionment as applied to enacted state tax rates. We also adjust our deferred balances based upon changes in tax laws and rates during the period in which those laws and rates are enacted, as well as adjusting for acquisition and disposition activity of businesses. As a result of our changes in apportionment, tax law changes, and business additions, we recorded a non-cash, deferred tax expense of $0.9 million, a benefit of $10.6 million, and an expense of $0.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.
The tax provisions for the years ended December 31, 2024, 2023, and 2022 also reflect a benefit for a net adjustment to our valuation allowances of $1.8 million, $3.2 million, and $1.1 million, respectively, primarily for deferred tax assets in Mexico, state tax loss carryforwards, state reserves, and federal tax credits.
Income (loss) from continuing operations before income taxes for the years ended December 31, 2024, 2023, and 2022 was $212.9 million, $137.2 million, and $127.1 million, respectively, for U.S. operations, and $8.9 million, $11.8 million, and $(0.6) million, respectively, for foreign operations.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$1,110.0	$1,100.6
Partially-owned subsidiaries basis difference	124.7	129.9
Right-of-use assets	21.5	22.3
Equity items	—	3.5
Accrued liabilities and other	7.0	4.8
Total deferred tax liabilities	1,263.2	1,261.1
Deferred tax assets:
Workers compensation, pensions, and other benefits	33.6	30.0
Interest expense	108.8	85.0
Warranties and reserves	3.0	1.5
Equity items	1.2	—
Tax loss carryforwards and credits	30.7	31.2
Inventory	6.7	5.9
Lease liabilities	25.3	26.4
Total deferred tax assets	209.3	180.0
Net deferred tax liabilities before valuation allowances	1,053.9	1,081.1
Valuation allowances	20.8	21.6
Net deferred tax liabilities before reserve for uncertain tax positions	1,074.7	1,102.7
Deferred tax assets included in reserve for uncertain tax positions	(0.7)	(0.7)
Net deferred tax liability	$1,074.0	$1,102.0
At December 31, 2024, we had $19.0 million of tax-effected state loss carryforwards and $11.7 million of net federal and state credits remaining. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
Our federal tax return years through 2021 are closed under statute and the years 2022-2024 remain open. We have state tax returns that are under audit in the normal course of business, and the statutes of limitations for our Mexican subsidiaries' tax returns remain open for audit for 2019 and forward. We believe we are appropriately reserved for any potential matters.
Unrecognized tax benefits
The change in unrecognized tax benefits was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Beginning balance	$1.0	$3.8	$2.3
Additions for tax positions related to the current year	—	—	1.1
Additions for tax positions of prior years	—	—	1.7
Reductions for tax positions of prior years	—	(2.8)	—
Settlements	—	—	—
Expiration of statute of limitations	(0.1)	—	(1.3)
Ending balance	$0.9	$1.0	$3.8

The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2024 and 2023, that would affect our effective tax rate if recognized, was $2.6 million and $2.6 million, respectively. The additions for tax positions in the prior years are due to foreign positions of an acquired subsidiary that was recorded as part of our purchase accounting. The expiration of statute of limitations relates to a state tax position for which the statute of limitations has lapsed.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties from continuing operations as of December 31, 2024 and 2023 was $2.4 million and $2.3 million, respectively. Income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 included an increase of $0.1 million, an increase of $0.1 million, and a decrease of $0.8 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.
Pillar Two
During the year ended December 31, 2024, Canada enacted a 15% minimum tax on all companies that operate in its jurisdiction, consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two"). We do not expect that Canada’s enactment of Pillar Two will have a material impact to our income tax expense. Pillar Two legislation has not been enacted in the other jurisdictions in which we operate, and we will continue to monitor our potential exposure as more jurisdictions adopt these provisions.
Note 11. Employee Retirement Plans
We sponsor a defined contribution plan (the "401(k) plan") that provides retirement income for eligible employees. Additionally, we sponsor a Supplemental Executive Retirement Plan ("SERP"), which is our only remaining defined benefit plan and is frozen to new participants. The annual measurement date of the benefit obligations and funded status is December 31.
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Defined contribution expense	$11.7	$10.1	$9.1
Net periodic benefit cost – Supplemental Executive Retirement Plan (1)	$0.7	$0.7	$0.7
(1) The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Obligations and funded status
At December 31, 2024 and 2023, the projected benefit obligations and net funded status of our SERP were $10.5 million and $11.1 million, respectively, which are included in accrued liabilities in our Consolidated Balance Sheets.
Amounts recognized in other comprehensive income
Amounts recognized in other comprehensive income related to actuarial gains and the amortization of actuarial gains or losses during the years ended December 31, 2024, 2023, and 2022 were not significant in relation to the Consolidated Financial Statements. At December 31, 2024, AOCI included unrecognized actuarial losses related to our SERP of $2.3 million ($1.2 million net of related income taxes). Actuarial losses included in AOCI and expected to be recognized in net periodic pension cost for the year ended December 31, 2025 are $0.1 million ($0.1 million, net of related income taxes).
Funding of Defined Contribution Plans
The Company's 401(k) plan utilizes a qualified automatic contribution arrangement safe harbor plan structure. The matching structure provides for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2025 are expected to be $12.3 million, compared to $11.8 million contributed during 2024.

Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the years ended December 31, 2024 and 2023 are as follows:

	Unrealized gains (losses) on derivative financial instruments	Net actuarial gains (losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2022	$20.9	$(1.2)	$19.7
Other comprehensive income (loss), net of tax, before reclassifications	10.6	(0.3)	10.3
Amounts reclassified from AOCI, net of tax benefit of $7.4, $—, and $7.4	(26.1)	0.1	(26.0)
Less: noncontrolling interest	7.0	—	7.0
Other comprehensive loss	(8.5)	(0.2)	(8.7)
Balances at December 31, 2023	12.4	(1.4)	11.0
Other comprehensive income (loss), net of tax, before reclassifications	(3.5)	0.1	(3.4)
Amounts reclassified from AOCI, net of tax expense of $3.7, $—, and $3.7	(11.5)	0.1	(11.4)
Less: noncontrolling interest	(0.4)	—	(0.4)
Other comprehensive income (loss)	(15.4)	0.2	(15.2)
Balances at December 31, 2024	$(3.0)	$(1.2)	$(4.2)
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

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
Share Repurchase Authorization
In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the year ended December 31, 2024, share repurchases totaled 0.6 million shares, at a cost of approximately $21.0 million, resulting in a remaining authorization to repurchase up to $229.0 million of our common stock under the share repurchase program as of December 31, 2024. Certain shares of stock repurchased during December 2024, totaling $0.3 million, were cash settled in January 2025 in accordance with normal settlement practices. There were no shares repurchased under this share repurchase program during the year ended December 31, 2023.
Previous Share Repurchase Authorization
In September 2021, our Board of Directors authorized a share repurchase program effective September 9, 2021 through December 31, 2022. The share repurchase program authorized the Company to repurchase up to $250.0 million of its common stock. In December 2021, we entered into an accelerated share repurchase agreement (the "ASR") to repurchase $125.0 million of our common stock. Approximately 3.3 million shares totaling $100.0 million that were repurchased as part of the ASR on December 31, 2021 were delivered to the Company in January 2022 in accordance with normal settlement practices, representing approximately 80% of the total notional value of the ASR. The ASR was completed in April 2022. During the year ended December 31, 2022, share repurchases totaled 2.8 million shares, at a cost of approximately $76.8 million. Share repurchases during the year ended December 31, 2022 included 0.8 million shares, at a cost of $25.0 million, representing the final settlement of the ASR, which was funded in December 2021 but a portion of which remained outstanding as of December 31, 2021. Our Board of Directors terminated this share repurchase program effective December 8, 2022, and the remaining authorization of $21.3 million under this program expired unused.
Stock-Based Compensation
Stock Award Plans
Our Fifth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 22,050,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2024, a total of 2,978,308 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable over a three-year period.
Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as stock-based compensation and is recognized over the applicable vesting periods based on the grant date fair-value of those awards. Stock-based compensation expense totaled $23.6 million, $22.7 million, and $22.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The income tax benefit related to stock-based compensation expense was $6.8 million, $2.8 million, and $2.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2023	300,000	$5.26
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Options outstanding and exercisable at December 31, 2024	300,000	$5.26	5.1	$4.0
At December 31, 2024, there was no unrecognized compensation expense related to stock options. The weighted average exercise price of stock options outstanding as of December 31, 2024 was $21.61. There were no options exercised during the years ended December 31, 2024, 2023, and 2022.
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

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2023	1,646,571	$22.60	$43.8
Granted	455,673	$30.70
Vested	(671,979)	$23.52
Forfeited	(133,403)	$25.21
Restricted stock units outstanding at December 31, 2024	1,296,862	$24.71	$45.5
Additional information related to RSUs is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of RSUs granted	$30.70	$21.63	$25.65
Total grant-date fair value of RSUs vested and released	$15.8	$14.9	$14.2
Total intrinsic value of RSUs vested and released	$20.6	$13.9	$16.5
At December 31, 2024, unrecognized compensation expense related to RSUs totaled $15.0 million, which will be recognized over a weighted average period of 1.5 years.

Performance Units
Performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized on a straight-line basis from their award date to the end of the performance period, generally three years. For the performance units granted for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield. For the performance units granted for which the payout is based on return on equity, the fair value is based on the Company's closing stock price on the date of grant, adjusted to exclude the cumulative value of dividends over the three-year vesting period as these units do not earn dividend equivalents. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Performance units outstanding at December 31, 2023	747,214	$29.41	$19.9
Granted	241,212	$29.54
Performance adjustment (1)	40,179	$20.27
Vested (2)	(273,078)	$29.39
Forfeited	(31,905)	$27.84
Performance units outstanding at December 31, 2024	723,622	$29.15	$25.4
(1) For the 2021-2023 performance period, performance adjustment includes 63,954 additional performance units for return on equity, for which actual performance resulted in a payout of 170% of target, and is net of 23,775 performance units for relative total shareholder return, for which actual performance resulted in a payout of 91% of target.
(2) Includes 63,954 performance units for the 2021-2023 performance period for return on equity that were paid out at 170% of target based on actual performance achieved.
Additional information related to performance units is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of performance units granted	$29.54	$27.72	$29.80
Total grant-date fair value of performance units vested and released	$8.0	$10.2	$4.7
Total intrinsic value of performance units vested and released	$8.4	$8.6	$4.8
At December 31, 2024, unrecognized compensation expense related to performance units totaled $10.3 million, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards
Expense related to restricted stock awards ("RSAs") granted to non-employee directors under the Plan is recognized on a straight-line basis over the vesting period, generally one year. Certain RSAs vest in their entirety upon an employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in our benefit plans. The fair value of RSAs granted is based on the Company's closing stock price on the date of grant. Forfeitures are recognized as a reduction to expense in the period in which they occur.

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Restricted stock awards outstanding at December 31, 2023	552,240	$20.84	$14.7
Granted	15,903	$30.75
Vested	(99,038)	$20.11
Forfeited	(50,159)	$21.19
Restricted stock awards outstanding at December 31, 2024 (1)	418,946	$21.34	$14.7
(1) The balance of RSAs outstanding at December 31, 2024 includes approximately 0.1 million RSAs for Arcosa Inc. ("Arcosa") employees that were converted under the shareholder method at the time of the Arcosa spin-off. These RSAs will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
Additional information related to RSAs is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of RSAs granted	$30.75	$21.32	$25.43
Total grant-date fair value of RSAs vested and released	$2.0	$2.0	$1.7
Total intrinsic value of RSAs vested and released	$3.1	$2.1	$2.4
At December 31, 2024, unrecognized compensation expense related to RSAs totaled $1.4 million, which will be recognized over a weighted average period of 3.6 years.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Income from continuing operations	$171.4	$140.0	$98.9
Less: Net income attributable to noncontrolling interest	(18.7)	(20.6)	(12.8)
Net income from continuing operations attributable to Trinity Industries, Inc.	152.7	119.4	86.1
Loss from discontinued operations, net of income taxes	(14.3)	(13.4)	(20.3)
Loss on sale of discontinued operations, net of income taxes	—	—	(5.7)
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(14.3)	(13.4)	(26.0)
Net income attributable to Trinity Industries, Inc.	$138.4	$106.0	$60.1

Basic weighted average shares outstanding	81.9	81.2	81.9
Effect of dilutive securities	2.3	2.2	2.3
Diluted weighted average shares outstanding	84.2	83.4	84.2

Basic earnings per common share:
Income from continuing operations	$1.86	$1.47	$1.05
Loss from discontinued operations	(0.17)	(0.16)	(0.32)
Basic net income attributable to Trinity Industries, Inc.	$1.69	$1.31	$0.73
Diluted earnings per common share:
Income from continuing operations	$1.81	$1.43	$1.02
Loss from discontinued operations	(0.17)	(0.16)	(0.31)
Diluted net income attributable to Trinity Industries, Inc.	$1.64	$1.27	$0.71

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	—	0.1	0.1
Antidilutive stock options	—	—	—

Note 15. Contingencies
East Palestine, OH Train Derailment
On February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. In March 2023, the State of Ohio and the United States Environmental Protection Agency filed lawsuits against Norfolk Southern Railway Company and Norfolk Southern Corporation (“Norfolk Southern”), which were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled The State of Ohio, ex rel., Dave Yost, Ohio Attorney General, and the United States of America, Plaintiffs v. Norfolk Southern Railway Company and Norfolk Southern Corporation, Defendants, Civil Action No. 4:23-cv-00517. On June 30, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC, and certain other third-party defendants. Norfolk Southern asserted third-party claims against TILC for recovery of response costs, contribution, and declaratory relief under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); negligence; and equitable contribution. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation. On March 6, 2024, the trial court granted TILC’s motion to dismiss Norfolk Southern’s Third-Party Complaint and entered an order dismissing Norfolk Southern’s complaint against TILC. On March 26, 2024, Norfolk Southern filed a Motion for Entry of Partial Final Judgment, which remains pending.
In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242 ("Consolidated Class Action"). On July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC, and certain other third-party defendants. Norfolk Southern asserted third-party claims against TILC for negligence, joint and several liability, and contribution. On August 14, 2023, plaintiffs filed a First Amended Master Consolidated Class Action Complaint and Jury Demand (“First Amended Complaint”) asserting direct claims for negligence, gross negligence, and medical monitoring against Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC ("Railcar Defendants"). TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a third-party defendant in the litigation. On April 9, 2024, plaintiffs and Norfolk Southern announced a settlement in principle of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Norfolk Southern preserved its third-party claims against the Railcar Defendants. On May 22, 2024, the parties filed a joint motion to dismiss, with prejudice, Norfolk Southern’s third-party claims against TILC (the “Dismissal Motion”). On June 3, 2024, the court entered an order granting the Dismissal Motion (the “Dismissal Order”). The Dismissal Order dismisses, with prejudice, all of Norfolk Southern’s claims against TILC, including claims for negligence and contribution. On September 27, 2024, the district court entered an order approving the settlement of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Certain individual class members have filed notices of appeal concerning the order approving the settlement. The appeals remain pending.
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
On January 31, 2025, a lawsuit was filed by more than 700 current and former residents and businesses in areas near East Palestine, Ohio against more than 50 defendants, including Norfolk Southern, Oxy Vinyls LP, GATX Corporation, General American Marks Company, TILC, certain governmental entities, and various corporate defendants, asserting various claims arising from the February 3, 2023 derailment. The case is styled Josh Hickman, et al. v. Norfolk Southern Railway Company, et al., Case No. TC25-13854798, in the Court of Common Pleas, Franklin County, Ohio. Plaintiffs’ lawsuit asserts claims for negligence, nuisance and nuisance per se, strict liability, trespass, punitive damages, loss of consortium, wrongful death, survivorship, civil conspiracy, and Medicaid subrogation. Not all plaintiffs in this action are asserting claims against TILC in light of the pending settlement and associated releases in the Consolidated Class Action. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a defendant in the litigation.

On February 3, 2025, a lawsuit was filed by 20 current and former residents of areas near East Palestine, Ohio against more than 50 defendants, including Norfolk Southern, Oxy Vinyls LP, GATX Corporation, General American Marks Company, TILC, certain governmental entities, and various corporate defendants asserting various claims arising from the February 3, 2023 derailment. The case is styled Gregory Taylor, et al. v. Norfolk Southern Railway Company, et al., Case No. TC25-13870158, in the Court of Common Pleas, Franklin County, Ohio. Plaintiffs’ lawsuit asserts claims for negligence, nuisance and nuisance per se, strict liability, trespass, punitive damages, loss of consortium, civil conspiracy, and Medicaid subrogation. Not all plaintiffs are asserting claims against TILC in light of the pending settlement and associated releases in the Consolidated Class Action. TILC was the owner of one tank car cited in this action, which was leased to a third party, who is also a defendant in the litigation.
On February 3, 2025, a lawsuit was filed by 28 current and former residents or businesses of areas near East Palestine, Ohio against more than 15 corporate defendants, including Norfolk Southern, Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC asserting various claims arising from the February 3, 2023 derailment. The case is styled Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. TC25-3395394, in the Court of Common Pleas, Cuyahoga County, Ohio. Plaintiffs’ lawsuit asserts claims for negligence, negligence per se, gross negligence, recklessness, strict liability, private nuisance, public nuisance, statutory nuisance under Pennsylvania and Ohio law, negligent infliction of emotional distress, intentional and/or reckless infliction of emotional distress, trespass, trespass to chattels, medical monitoring, loss of consortium, wrongful death, survivorship, and punitive damages, as well as an additional spoliation claim against Norfolk Southern. On February 3, 2025, these plaintiffs filed similar actions in Pennsylvania, styled Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case Nos. 250200415 and 250200416, in the Court of Common Pleas, Philadelphia County, Pennsylvania. TILC was the owner of one tank car cited in these actions, which was leased to a third party, who is also a defendant in these matters.
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
Highway Products Litigation
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
State actions
Mr. Joshua Harman filed a state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General has intervened in the Virginia matter. On February 7, 2024, the trial court granted the Company's motion for summary judgment. On July 26, 2024, Mr. Harman filed a Notice of Appeal of the trial court’s final judgment and all adverse rulings, including the denial of Mr. Harman’s and the Commonwealth of Virginia’s motion for reconsideration. Mr. Harman’s appeal remains pending.
In a similar New Jersey state qui tam action (State of New Jersey ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No.L-1344-14, in the Superior Court of New Jersey Law Division: Mercer County) that was previously dismissed by the trial court, Mr. Harman sought leave to file an amended complaint pursuant to the New Jersey False Claims Act. On February 16, 2022, the trial court denied Mr. Harman’s motion. On August 9, 2022, Mr. Harman appealed the trial court's order denying Mr. Harman's motion for leave to file an amended complaint. On December 27, 2024, the appellate court affirmed the trial court’s order denying Mr. Harman leave to file an amended complaint. Mr. Harman’s deadline to file a Notice of Petition for Certification to the New Jersey Supreme Court was January 16, 2025, and no such notice was filed.

The Company believes that it has substantial defenses in these matters and intends to vigorously defend against all allegations. Based on information currently available to the Company, we currently do not believe that a loss is probable in the state qui tam actions described above, therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of these actions, as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions. While the financial impacts of these state actions are currently unknown, they could be material.
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
Other Matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.5 million to $18.9 million. This range includes any amounts related to the matters described above in the section titled “Highway products litigation." At December 31, 2024, total accruals of $8.9 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Loss Events in Cartersville, Georgia
We experienced two separate loss events at the Company's facility in Cartersville, Georgia. With each of these events, we incurred costs related to cleanup and damage remediation activities in order for the facility to resume operations. We believe our insurance coverage is sufficient to cover property damage costs related to these events. Any property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs are accounted for as a gain, in accordance with ASC 450-30, Gain Contingencies. Additionally, the Company may be entitled to business interruption proceeds related to these events. We record these recoveries once settlements have been reached with the insurance company.
Fire
In January 2024, a fire damaged a portion of our Cartersville, Georgia facility. To date, we have received total advanced payments from insurance of approximately $5.4 million, which includes $1.7 million for reimbursement of cleanup and damage remediation activities and the collection of a $1.0 million insurance receivable. As of December 31, 2024, we have utilized $2.7 million of the advanced payments from insurance towards new capital expenditures in support of the reconstruction efforts. During the year ended December 31, 2024, we recorded gains of $2.7 million for property damage insurance recoveries in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations.
Tornado
In March 2021, a tornado damaged our Cartersville, Georgia facility. During the years ended December 31, 2023 and 2022, we recorded gains of $6.3 million and $7.5 million, respectively, for property damage insurance recoveries in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(in millions, except per share data)
Revenues:
Manufacturing	$525.3	$560.9	$509.6	$342.6
Leasing & Services	284.3	280.5	289.2	286.8
	809.6	841.4	798.8	629.4
Operating costs:
Costs of revenues:
Manufacturing	476.3	505.8	460.7	305.4
Leasing & Services	168.6	156.6	168.6	169.0
	644.9	662.4	629.3	474.4
Selling, engineering, and administrative expenses	52.3	61.3	60.5	61.6
Gains on dispositions of property	2.8	24.2	13.4	22.9
Restructuring activities, net	—	—	—	4.3
Operating profit	115.2	141.9	122.4	112.0
Other expense	72.5	66.7	66.0	64.5
Income from continuing operations before income taxes	42.7	75.2	56.4	47.5
Provision for income taxes	11.0	17.1	15.6	6.7
Income from continuing operations	31.7	58.1	40.8	40.8
Loss from discontinued operations, net of income taxes	(4.3)	(1.7)	(5.3)	(3.0)
Net income	27.4	56.4	35.5	37.8
Net income attributable to noncontrolling interest	3.7	2.0	4.1	8.9
Net income attributable to Trinity Industries, Inc.	$23.7	$54.4	$31.4	$28.9

Basic earnings per common share (1):
Income from continuing operations	$0.34	$0.68	$0.45	$0.39
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.04)
Basic net income attributable to Trinity Industries, Inc.	$0.29	$0.66	$0.38	$0.35
Diluted earnings per common share (1):
Income from continuing operations	$0.33	$0.67	$0.44	$0.38
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.04)
Diluted net income attributable to Trinity Industries, Inc.	$0.28	$0.65	$0.37	$0.34
(1) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(in millions, except per share data)
Revenues:
Manufacturing	$409.0	$454.6	$560.0	$520.3
Leasing & Services	232.7	267.8	261.3	277.6
	641.7	722.4	821.3	797.9
Operating costs:
Costs of revenues:
Manufacturing	391.9	434.1	523.0	478.5
Leasing & Services	146.6	167.1	156.5	158.5
	538.5	601.2	679.5	637.0
Selling, engineering, and administrative expenses	49.9	54.3	49.1	48.6
Gains on dispositions of property	15.3	30.4	7.5	36.4
Restructuring activities, net	(0.4)	(1.8)	—	—
Operating profit	69.0	99.1	100.2	148.7
Other expense	63.7	68.2	67.9	68.2
Income from continuing operations before income taxes	5.3	30.9	32.3	80.5
Provision (benefit) for income taxes	(11.5)	7.4	6.0	7.1
Income from continuing operations	16.8	23.5	26.3	73.4
Loss from discontinued operations, net of income taxes	(3.1)	(2.3)	(2.7)	(5.3)
Net income	13.7	21.2	23.6	68.1
Net income attributable to noncontrolling interest	9.3	4.2	1.8	5.3
Net income attributable to Trinity Industries, Inc.	$4.4	$17.0	$21.8	$62.8

Basic earnings per common share (1):
Income from continuing operations	$0.09	$0.24	$0.30	$0.83
Loss from discontinued operations	(0.04)	(0.03)	(0.03)	(0.06)
Basic net income attributable to Trinity Industries, Inc.	$0.05	$0.21	$0.27	$0.77
Diluted earnings per common share (1):
Income from continuing operations	$0.09	$0.23	$0.29	$0.81
Loss from discontinued operations	(0.04)	(0.03)	(0.03)	(0.06)
Diluted net income attributable to Trinity Industries, Inc.	$0.05	$0.20	$0.26	$0.75
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
Internal Control over Financial Reporting.
During the three months ended December 31, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on the effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2025

Item 9B. Other Information.
During the three months ended December 31, 2024, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 – Election of Directors” in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2025 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2025 Proxy Statement.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.trin.net under the caption “Investor Relations/Governance/Governance Documents.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.trin.net to the extent applicable to an executive officer, principal accounting officer, or controller of the Company.
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of its securities by directors, officers, employees, and others that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading arrangement. A copy of the Company’s “Transactions in Trinity Securities Policy” is filed as Exhibit 19 to this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
Robert C. Biesterfeld Jr., a member of the Company’s Board of Directors, holds 35 shares of the Company’s common stock through a trust, of which he is the trustee and beneficiary. The trust's investments are actively managed by a third-party investment manager. At the time Mr. Biesterfeld joined the Company's Board of Directors on September 7, 2022, the trust held 49 shares of Company stock, which were inadvertently omitted from the Form 3 filed regarding his initial ownership of Company stock. The third-party investment manager erroneously executed transactions during September 2022 (one sale transaction) and March 2023 (one purchase transaction) contrary to Mr. Biesterfeld's instructions. Ownership of these shares and the related transactions were discovered in late 2024 and reported on a Form 4 filed January 3, 2025. There were no other delinquent Section 16(a) reports.
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Executive Compensation” and "Director Compensation" in the Company's 2025 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company's 2025 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation – Human Resources Committee Report” in the Company's 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2025 Proxy Statement under the caption “Security Ownership – Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2024.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock units	1,296,862	(1)	$—
Performance units	723,622	(1)	$—
	2,320,484			2,978,308
Equity compensation plans not approved by security holders	—	(2)		—
Total	2,320,484			2,978,308
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual board and committee retainer fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2024, there were 99,900 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. Information about the Deferred Compensation Plan is incorporated herein by reference from the Company's 2025 Proxy Statement, under the caption “Executive Compensation – Compensation Discussion and Analysis – Components of Compensation – Post-employment Benefits.” At December 31, 2024, there were 21,415 stock units credited to the accounts of participants under the Deferred Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2025 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance – Independence of Directors” in the Company's 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2024 and 2023” in the Company's 2025 Proxy Statement.

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

(3.2)	Amended and Restated By-laws of Trinity Industries, Inc., effective September 4, 2024 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 9, 2024).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2017).
(4.2)
Indenture, dated as of June 30, 2023, by and among Trinity Industries, Inc., the guarantors thereto and Truist Bank, as trustee, governing the 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).

(4.2.1)
Supplemental Indenture, dated as of June 5, 2024, by and among Trinity Industries, Inc., the guarantors party thereto and Truist Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on June 5, 2024).

(4.2.2)	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K filed on June 30, 2023).
(4.2.3)	Form of Additional 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.2 to our Form 8-K filed on June 5, 2024).
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

(10.10)
Warehouse Loan Agreement dated as of March 15, 2024, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, Atlas Securitized Products Administration, L.P., as Agent, the Lenders, and U.S. Bank Trust Company, National Association, not in its individual capacity, but solely in its capacity as collateral agent and depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 18, 2024).

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

NO.	DESCRIPTION
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

(10.20.2)
Series 2024-1 Supplement dated May 30, 2024, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2024).

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

NO.	DESCRIPTION
(10.23)
Term Loan Agreement dated as of June 12, 2023, among Trinity Rail Leasing 2023 LLC; Wells Fargo Bank, National Association, as Administrative Agent for the Lenders; the Lenders; and U.S. Bank Trust Company, National Association, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 12, 2023).

(19)	Insider trading policies and procedures (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 112 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(97)	Trinity Industries, Inc. Officer Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the annual period ended December 31, 2023).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contracts and compensatory plan arrangements.
Item 16. Form 10-K Summary.
None.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:
1)Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813),
2)Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937),
3)Registration Statement (Form S-8, No. 33-35514),
4)Registration Statement (Form S-8, No. 33-73026),
5)Registration Statement (Form S-8, No. 333-77735),
6)Registration Statement (Form S-8, No. 333-91067),
7)Registration Statement (Form S-8, No. 333-85588),
8)Registration Statement (Form S-8, No. 333-85590),
9)Registration Statement (Form S-8, No. 333-114854),
10)Registration Statement (Form S-8, No. 333-115376),
11)Registration Statement (Form S-8, No. 333-159552),
12)Registration Statement (Form S-8, No. 333-169452),
13)Registration Statement (Form S-8, No. 333-183941),
14)Registration Statement (Form S-8, No. 333-203876),
15)Registration Statement (Form S-8, No. 333-215067),
16)Registration Statement (Form S-8, No. 333-230537), and
17)Registration Statement (Form S-8, No. 333-263977)
of our reports dated February 20, 2025, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. for the year ended December 31, 2024.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2025

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 20, 2025	Dated: February 20, 2025

/s/ William P. Ainsworth	Principal Financial Officer:
William P. Ainsworth
Director	/s/ Eric R. Marchetto
Dated: February 20, 2025	Eric R. Marchetto
Executive Vice President and Chief Financial Officer
/s/ Robert C. Biesterfeld Jr.	Dated: February 20, 2025
Robert C. Biesterfeld Jr.
Director	Principal Accounting Officer:
Dated: February 20, 2025
/s/ Christina N. Maldonado
/s/ John J. Diez	Christina N. Maldonado
John J. Diez	Vice President and Chief Accounting Officer
Director	Dated: February 20, 2025
Dated: February 20, 2025

/s/ Veena M. Lakkundi
Veena M. Lakkundi
Director
Dated: February 20, 2025

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 20, 2025

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 20, 2025