Form 10-Q
period 2025-03-31
TRINITY INDUSTRIES INC
filed 2025-05-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
Yes ☐ No ☑
At April 24, 2025, the number of shares of common stock, $0.01 par value, outstanding was 81,612,963.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Revenues:
Manufacturing	$298.2	$525.3
Leasing & Services	287.2	284.3
	585.4	809.6
Operating costs:
Cost of revenues:
Manufacturing	271.6	476.3
Leasing & Services	171.6	168.6
	443.2	644.9
Selling, engineering, and administrative expenses:
Manufacturing	6.9	7.7
Leasing & Services	18.7	18.1
Corporate & other	24.4	26.5
	50.0	52.3
Gains on dispositions of property:
Lease portfolio sales	5.9	2.1
Other	1.7	0.7
	7.6	2.8
Total operating profit	99.8	115.2
Other (income) expense:
Interest expense, net	66.1	69.1
Other, net	(2.7)	3.4
	63.4	72.5
Income from continuing operations before income taxes	36.4	42.7
Provision (benefit) for income taxes:
Current	13.5	13.1
Deferred	(6.1)	(2.1)
	7.4	11.0
Income from continuing operations	29.0	31.7
Loss from discontinued operations, net of benefit for income taxes of $0.6 and $1.3	(1.9)	(4.3)
Net income	27.1	27.4
Net income attributable to noncontrolling interest	5.0	3.7
Net income attributable to Trinity Industries, Inc.	$22.1	$23.7

Basic earnings per common share:
Income from continuing operations	$0.29	$0.34
Loss from discontinued operations	(0.02)	(0.05)
Net income attributable to Trinity Industries, Inc.	$0.27	$0.29
Diluted earnings per common share:
Income from continuing operations	$0.29	$0.33
Loss from discontinued operations	(0.02)	(0.05)
Net income attributable to Trinity Industries, Inc.	$0.26	$0.28
Weighted average number of shares outstanding:
Basic	81.6	81.6
Diluted	83.8	83.5
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income	$27.1	$27.4
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $0.6 and $(3.4)	(2.0)	11.4
Reclassification adjustments for (gains) losses included in net income, net of tax benefit (expense) of $0.5 and $(1.2)	2.1	(3.9)
	0.1	7.5
Comprehensive income	27.2	34.9
Less: comprehensive income attributable to noncontrolling interest	5.1	3.8
Comprehensive income attributable to Trinity Industries, Inc.	$22.1	$31.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$94.9	$228.2
Receivables, net of allowance	368.9	379.1
Income tax receivable	2.5	2.4
Inventories:
Raw materials and supplies	265.4	320.0
Work in process	101.3	101.5
Finished goods	83.0	54.7
	449.7	476.2
Restricted cash, including partially-owned subsidiaries of $35.9 and $39.1	140.2	146.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,923.3 and $1,920.5	9,847.7	9,751.1
Less accumulated depreciation, including partially-owned subsidiaries of $702.4 and $690.0	(2,832.3)	(2,763.0)
	7,015.4	6,988.1
Goodwill	221.5	221.5
Other assets	371.6	390.5
Total assets	$8,664.7	$8,832.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$255.4	$251.7
Accrued liabilities	281.9	353.0
Debt:
Recourse	598.0	597.8
Non-recourse:
Wholly-owned subsidiaries	3,961.6	4,021.3
Partially-owned subsidiaries	1,056.6	1,071.8
	5,616.2	5,690.9
Deferred income taxes	1,069.5	1,075.6
Other liabilities	142.0	153.8
Total liabilities	7,365.0	7,525.0
Commitments and contingencies (Note 13)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	14.1	8.8
Retained earnings	1,051.6	1,054.1
Accumulated other comprehensive loss	(4.2)	(4.2)
Treasury stock	(9.1)	(0.6)
Trinity stockholders' equity	1,053.2	1,058.9
Noncontrolling interest	246.5	248.3
Total stockholders' equity	1,299.7	1,307.2
Total liabilities and stockholders' equity	$8,664.7	$8,832.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating activities:
Net income	$27.1	$27.4
Loss from discontinued operations, net of income taxes	1.9	4.3
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	74.3	73.4
Stock-based compensation expense	5.3	4.7
Provision (benefit) for deferred income taxes	(6.1)	(2.1)
Net gains on lease portfolio sales	(5.9)	(2.1)
Gains on dispositions of property and other assets	(1.7)	(0.7)
Non-cash interest expense	3.4	3.4
Other	(0.4)	0.5
Changes in operating assets and liabilities:
(Increase) decrease in receivables	10.1	(118.1)
(Increase) decrease in inventories	26.5	41.2
(Increase) decrease in other assets	8.2	(5.1)
Increase (decrease) in accounts payable	3.5	30.6
Increase (decrease) in accrued liabilities	(61.1)	(1.5)
Increase (decrease) in other liabilities	(6.7)	0.6
Net cash provided by operating activities – continuing operations	78.4	56.5
Net cash used in operating activities – discontinued operations	(1.9)	(4.3)
Net cash provided by operating activities	76.5	52.2
Investing activities:
Capital expenditures – lease fleet	(120.2)	(147.5)
Proceeds from lease portfolio sales	33.7	24.2
Capital expenditures – operating and administrative	(9.2)	(4.6)
Proceeds from dispositions of property and other assets	4.1	3.9
Net cash used in investing activities	(91.6)	(124.0)
Financing activities:
Payments to retire debt	(77.3)	(803.8)
Proceeds from issuance of debt	—	909.9
Payments to settle contingent consideration liability	(8.0)	(8.0)
Shares repurchased	(8.2)	—
Dividends paid to common shareholders	(24.6)	(23.0)
Purchase of shares to satisfy employee tax on vested stock	(0.3)	(0.3)
Distributions to noncontrolling interest	(5.8)	(3.0)
Net cash provided by (used in) financing activities	(124.2)	71.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	(139.3)	—
Cash, cash equivalents, and restricted cash at beginning of period	374.4	235.1
Cash, cash equivalents, and restricted cash at end of period	$235.1	$235.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
Net income	—	—	—	22.1	—	—	—	22.1	5.0	27.1
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Settlement of share-based awards, net	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Shares repurchased	—	—	—	—	—	(0.3)	(8.2)	(8.2)	—	(8.2)
Balances at March 31, 2025	81.8	$0.8	$14.1	$1,051.6	$(4.2)	(0.3)	$(9.1)	$1,053.2	$246.5	$1,299.7

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	23.7	—	—	—	23.7	3.7	27.4
Other comprehensive income	—	—	—	—	7.4	—	—	7.4	0.1	7.5
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Settlement of share-based awards, net	—	—	0.1	—	—	—	(0.4)	(0.3)	—	(0.3)
Balances at March 31, 2024	81.8	$0.8	$20.2	$1,010.9	$18.4	—	$(1.0)	$1,049.3	$239.2	$1,288.5
(1) Dividends of $0.30 and $0.28 per common share for the three months ended March 31, 2025 and 2024, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), which include the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”), RIV 2013 Rail Holdings LLC ("RIV 2013"), and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2025 and 2024 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2025 presentation.
Due to seasonal and other factors, the results of operations for the three months ended March 31, 2025 may not be indicative of expected results of operations for the year ending December 31, 2025. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. See "Lease Accounting" below for additional information regarding sales-type leases.

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
Within maintenance services, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $11.5 million and $9.6 million as of March 31, 2025 and December 31, 2024, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
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
Revenue related to sustainable railcar conversions is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. Revenue related to certain support services is recognized over time based on our stand-ready obligation to provide such services. We recorded contract assets of $3.7 million and $3.4 million as of March 31, 2025 and December 31, 2024, respectively. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2025 and the percentage of the outstanding performance obligations as of March 31, 2025 expected to be delivered during the remainder of 2025:

	Unsatisfied performance obligations at March 31, 2025
	Total Amount	Percent expected to be delivered in 2025
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,702.2
Leasing Group	184.4
	$1,886.6	40.3%
Sustainable railcar conversions	$3.1	100.0%

Railcar Leasing and Services Group:
Leasing and management	$52.8	26.0%
Maintenance services	$3.5	100.0%

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
Lease Accounting
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on full-service leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of March 31, 2025, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating lease revenues	$201.8	$191.8
Variable operating lease revenues	$13.2	$13.7
Interest income on sales-type lease receivables	$0.2	$0.2
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining nine months of 2025	$561.4
2026	633.3
2027	496.1
2028	332.3
2029	210.1
Thereafter	417.4
Total	$2,650.6
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining nine months of 2025	$0.8
2026	1.1
2027	1.1
2028	1.1
2029	1.1
Thereafter	7.9
Total	13.1
Less: Unearned interest income	(3.5)
Net investment in sales-type leases (1)	$9.6
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the three months ended March 31, 2025, we recognized approximately $4.0 million of credit loss expense and wrote off $0.2 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $14.3 million at December 31, 2024 to $18.1 million at March 31, 2025. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Amounts due to our participating suppliers in the SCF program totaled $10.7 million and $8.2 million as of March 31, 2025 and December 31, 2024, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
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

Note 2. Acquisitions and Discontinued Operations
Acquisitions
Acquisition of Holden America
In December 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The purchase agreement included minimum additional consideration of $10.0 million, which was payable in installments of $5.0 million per year in each of 2024 and 2025. The purchase agreement also contained a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The first installment of the additional consideration, totaling $10.0 million, was paid during the three months ended March 31, 2024.
During the three months ended March 31, 2025, the second and final installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities.
Discontinued Operations
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three months ended March 31, 2025 and 2024, we recorded expenses related to these obligations of $2.5 million ($1.9 million, net of income taxes) and $5.6 million ($4.3 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 of our Annual Report on Form 10-K for further information regarding obligations retained in connection with the THP sale.

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at March 31, 2025
				AOCI – loss/(income)
	Notional Amount	Interest Rate (1)	Asset/(Liability)	Controlling Interest	Noncontrolling Interest
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$0.1	$0.1
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$(0.1)	$—
Open hedges:
2017 promissory notes – interest rate swap	$374.8	2.31%	$4.3	$(4.0)	$—
TRL-2023 term loan	$256.5	3.79%	$(1.3)	$1.3	$—
TILC (2)	$280.0	3.72%	$(1.2)	$1.2	$—
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) We entered into forward starting interest rate swaps to hedge a portion of the risk of potential interest rate increases in anticipation of a debt refinancing, which was completed on April 30, 2025. See Note 8 for further information. The balance at March 31, 2025 is comprised of a derivative liability of $2.1 million with one counterparty and a derivative asset of $0.9 million with a different counterparty.

	Effect on interest expense – increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2025	2024
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$—	$—	$0.1
Tribute Rail secured railcar equipment notes	$0.2	$0.2	$0.2
2017 promissory notes – interest rate cap	$—	$—	$(0.1)
Open hedges (1):
2017 promissory notes – interest rate swap	$(1.9)	$(3.1)	$(4.0)
TRL-2023 term loan	$(0.4)	$(1.0)	$(0.3)
TILC	$—	$—	$0.2
(1) Based on the fair value of open hedges as of March 31, 2025.

Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of nine months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at March 31, 2025		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
Instrument				2025	2024
	(in millions)
Forward contracts	$79.8	$(2.9)	$4.6	$4.7	$(1.5)	$4.6
Options	$50.3	$0.4	$0.8	$—	$0.3	$1.2
(1) Based on the fair value of open hedges as of March 31, 2025.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at March 31, 2025	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended March 31,
				2025	2024
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$17.3	$2.9	$0.7
TILC – interest rate cap (2)	$680.0	2.50%	$(17.3)	$(2.9)	$2.4
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$—	$1.0
TILC – interest rate cap	$800.0	2.50%	$—	$—	$(1.0)
(1) Comprised of back-to-back interest rate caps entered into with the same counterparty in connection with our risk management objectives.
(2) The amount recorded to other, net (income) expense in our Consolidated Statements of Operations for the three months ended March 31, 2024 includes a fee of $3.1 million related to the execution of back-to-back interest rate caps associated with the Trinity Industries Leasing Company (“TILC”) warehouse loan facility.
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2025	December 31, 2024
	(in millions)
Assets:
Cash equivalents	$59.8	$209.6
Restricted cash	140.2	146.2
Total assets	$200.0	$355.8
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

	Level 2
	March 31, 2025	December 31, 2024
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$5.2	$10.4
Foreign currency hedges	0.4	0.4
Derivatives not designated as hedging instruments:
Interest rate derivatives	17.3	23.3
Total assets	$22.9	$34.1

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$3.4	$—
Foreign currency hedges	2.9	9.5
Derivatives not designated as hedging instruments:
Interest rate derivatives	17.3	23.3
Total liabilities	$23.6	$32.8
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2025 and December 31, 2024, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
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
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. Operating profit is the primary measure our CODM uses to assess performance and allocate resources to each of our reportable segments. Gains and losses from the sale of property, plant, and equipment are included in the operating profit of each respective segment.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2025
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$287.2	$298.2	$585.4
Intersegment revenues	0.2	122.3	122.5
Total revenues	287.4	420.5	707.9
Elimination of intersegment revenues			(122.5)
Total consolidated revenues			$585.4
Less (1):
Rail Products Group cost of revenues (2)	*	387.7
Depreciation and amortization for Company-owned railcars (3)	61.1	*
Maintenance and compliance for Company-owned railcars (3)(4)	38.0	*
Selling, engineering, and administrative expenses	18.7	6.9
Gains on lease portfolio sales	(5.9)	*
Other segment items (5)	71.0	—
Segment operating profit	$104.5	$25.9	$130.4

	Three Months Ended March 31, 2024
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$284.3	$525.3	$809.6
Intersegment revenues	0.9	142.1	143.0
Total revenues	285.2	667.4	952.6
Elimination of intersegment revenues			(143.0)
Total consolidated revenues			$809.6
Less (1):
Rail Products Group cost of revenues (2)	*	615.9
Depreciation and amortization for Company-owned railcars (3)	59.9	*
Maintenance and compliance for Company-owned railcars (3)(4)	30.4	*
Selling, engineering, and administrative expenses	18.1	7.7
Gains on lease portfolio sales	(2.1)	*
Other segment items (5)	78.6	—
Segment operating profit	$100.3	$43.8	$144.1
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
–Rail Products Group: (gains) or losses on dispositions of other property.
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$104.5	$100.3
Rail Products Group	25.9	43.8
Segment Totals	130.4	144.1
Corporate and other	(24.4)	(26.5)
Eliminations	(6.2)	(2.4)
Consolidated operating profit	99.8	115.2
Other (income) expense	63.4	72.5
Provision (benefit) for income taxes	7.4	11.0
Loss from discontinued operations, net of income taxes	(1.9)	(4.3)
Net income	$27.1	$27.4

Additional financial information by segment is shown in the tables below.

	Total Assets
	March 31, 2025	December 31, 2024
	(in millions)
Railcar Leasing and Services Group	$8,148.6	$8,151.7
Rail Products Group	943.4	967.7
Segment Totals	9,092.0	9,119.4
Corporate and other	242.2	383.3
Eliminations	(669.5)	(670.5)
Total assets	$8,664.7	$8,832.2

	Depreciation & Amortization		Capital Expenditures
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Railcar Leasing and Services Group	$66.5	$65.4	$122.5	$150.0
Rail Products Group	7.0	6.9	6.6	2.1
Corporate and other	0.8	1.1	0.3	—
Total	$74.3	$73.4	$129.4	$152.1
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
At March 31, 2025, the carrying value of our investments in TRIP Holdings and RIV 2013 totaled $129.2 million. Our ownership interests in TRIP Holdings and RIV 2013 are 42.6% and 30.5%, respectively, with the remaining interests owned by third-party, investor-owned funds. These investments in our partially-owned leasing subsidiaries are eliminated in consolidation.
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

Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At March 31, 2025, the carrying value of our investment in Trinity Global Ventures totaled $2.7 million, which is eliminated in consolidation.
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
Our investment in Signal Rail is being accounted for under the equity method of accounting. At March 31, 2025, the carrying value of TILC’s equity investment in Signal Rail was $21.0 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

Note 6. Railcar Leasing and Services Group
The Railcar Leasing and Services Group owns and operates a fleet of railcars and provides third-party fleet leasing, management, and administrative services; railcar maintenance and modification services; and other railcar logistics products and services. See Note 1 for information on future contractual minimum rental revenues related to the Leasing Group's railcar operating leases. Information related to the Leasing Group is as follows:

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$219.0	$209.0	4.8%
Maintenance services (1)	59.2	65.2	(9.2)%
Digital and logistics services	9.2	11.0	(16.4)%
Total revenues	$287.4	$285.2	0.8%

Cost of revenues (2)	171.8	169.6	1.3%
Selling, engineering, and administrative expenses	18.7	18.1	3.3%
Gains on dispositions of property:
Lease portfolio sales	5.9	2.1	*
Other	1.7	0.7	*
Total operating profit	$104.5	$100.3	4.2%
Total operating profit margin	36.4%	35.2%
Total operating profit margin, excluding lease portfolio sales	34.3%	34.4%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$61.1	$59.9	2.0%
Maintenance and compliance expense (5)	$38.0	$30.4	25.0%
Other fleet operating costs (6)	$8.0	$7.7	3.9%
Interest expense (7)	$56.4	$57.4	(1.7)%
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
(4) Depreciation and amortization expense includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, resulting in the recognition of depreciation expense based on the original cost of the railcars and services.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Lease portfolio sales	$33.7	$24.2
Operating profit on lease portfolio sales	$5.9	$2.1
Operating profit margin on lease portfolio sales	17.5%	8.7%

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2025 consisted primarily of non-recourse debt. As of March 31, 2025, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,542.1 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2025 was $445.2 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of March 31, 2025, TRIP Holdings held equipment with a net book value of $999.4 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of March 31, 2025, TRP-2021 equipment with a net book value of $404.8 million is pledged solely as collateral for the TRP-2021 debt.
Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2025	December 31, 2024
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries:
Equipment on lease	$7,806.0	$7,715.0
Less: accumulated depreciation	(1,818.7)	(1,766.9)
	5,987.3	5,948.1
Partially-owned subsidiaries:
Equipment on lease	2,235.9	2,233.1
Less: accumulated depreciation	(831.7)	(817.1)
	1,404.2	1,416.0

Deferred profit on railcar products sold (1)	(1,076.0)	(1,069.8)
Less: accumulated amortization	345.1	337.3
	(730.9)	(732.5)
Total railcars in our lease fleet	6,660.6	6,631.6

Operating and administrative assets:
Land	16.3	16.3
Buildings and improvements	404.9	403.2
Machinery and other	445.9	441.8
Construction in progress	14.7	11.5
	881.8	872.8
Less: accumulated depreciation	(527.0)	(516.3)
Total operating and administrative assets	354.8	356.5
Total property, plant, and equipment, net	$7,015.4	$6,988.1
(1) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 8. Debt
The carrying amounts of our debt are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2028, inclusive of unamortized premium of $4.0 and $4.3	604.0	604.3
	604.0	604.3
Less: unamortized debt issuance costs	(6.0)	(6.5)
Total recourse debt	598.0	597.8

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	2,418.8	2,447.3
2017 promissory notes, net of unamortized discount of $1.1 and $1.5	620.6	631.3
TRL-2023 term loan	320.7	323.4
TILC warehouse facility	566.0	584.6
Other equipment financing	49.4	50.0
	3,975.5	4,036.6
Less: unamortized debt issuance costs	(13.9)	(15.3)
	3,961.6	4,021.3
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	1,061.0	1,076.8
Less: unamortized debt issuance costs	(4.4)	(5.0)
	1,056.6	1,071.8
Total non-recourse debt	5,018.2	5,093.1
Total debt	$5,616.2	$5,690.9
Estimated Fair Value of Debt – The estimated fair value of our 7.75% senior notes due 2028 ("Senior Notes due 2028") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of March 31, 2025, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The estimated fair values of our debt are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Level 2	$622.1	$623.2
Level 3	$3,421.5	$3,430.5
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the three months ended March 31, 2025, there were no borrowings and no repayments under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $8.7 million, leaving $591.3 million available for borrowing as of March 31, 2025. Our outstanding letters of credit as of March 31, 2025 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 5.96% as of March 31, 2025. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.20% as of March 31, 2025).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2025, we were in compliance with all such financial covenants.

TILC Warehouse Loan Facility – TILC has a $800.0 million warehouse loan facility to finance railcars owned by TILC. During the three months ended March 31, 2025, we had total repayments of $18.6 million under the TILC warehouse loan facility. The entire unused facility amount of $234.0 million was available as of March 31, 2025 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 6.07% at March 31, 2025.
Subsequent Events
TRL-2023 Term Loan – On April 30, 2025, Trinity Rail Leasing 2023 LLC (“TRL-2023”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, entered into an amended and restated term loan agreement (the “TRL-2023 term loan agreement”) to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2023. Net proceeds received from the transaction were used to redeem in full the outstanding borrowings of approximately $616.0 million under Trinity Rail Leasing 2017, LLC (“TRL-2017”), as described below; to repay approximately $75.8 million of borrowings under TILC's warehouse loan facility; and for general corporate purposes.
Redemption of TRL-2017 Promissory Notes – On April 30, 2025, with the net proceeds of the TRL-2023 term loan agreement described above, we redeemed in full the TRL-2017 promissory notes (the "2017 Promissory Notes"), of which $616.0 million was outstanding at the redemption date. The interest rate for the 2017 Promissory Notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 9 of our 2024 Annual Report on Form 10-K.
Note 9. Income Taxes
The effective tax rate from continuing operations for the three months ended March 31, 2025 was an expense of 20.3%, which differs from the U.S. statutory rate of 21.0% primarily due to the benefit of noncontrolling interest for which we do not provide income taxes and foreign tax true-ups, partially offset by state income taxes and other permanent differences.
The effective tax rate from continuing operations for the three months ended March 31, 2024 was an expense of 25.8%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes and foreign income taxes, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes.
As of March 31, 2025 and December 31, 2024, our income tax payable for federal, state, and foreign income taxes is $26.7 million and $16.2 million, respectively, which is included in accrued liabilities in the Consolidated Balance Sheets.
Deferred income taxes related to railcars in our lease fleet were $1.2 billion and $1.1 billion as of March 31, 2025 and December 31, 2024, respectively.

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the three months ended March 31, 2025 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)

Balances at December 31, 2024	$(3.0)	$(1.2)	$(4.2)
Other comprehensive loss, net of tax, before reclassifications	(2.0)	—	(2.0)
Amounts reclassified from AOCI, net of tax benefit of $0.5, $—, and $0.5	2.1	—	2.1
Less: noncontrolling interest	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—
Balances at March 31, 2025	$(3.0)	$(1.2)	$(4.2)
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
Note 11. Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.3 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2025:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	1,338	$34.39
Performance units	96,775	$44.63
The fair value of restricted stock units granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the three months ended March 31, 2025 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield.

Note 12. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share ("EPS") is computed by dividing net income attributable to Trinity by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted EPS includes the net impact of potentially dilutive common shares. The Company has certain unvested restricted stock awards that participate in dividends on a nonforfeitable basis and are therefore considered to be participating securities. Consequently, diluted net income attributable to Trinity Industries, Inc. per common share is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Income from continuing operations	$29.0	$31.7
Less: Net income attributable to noncontrolling interest	(5.0)	(3.7)
Net income from continuing operations attributable to Trinity Industries, Inc.	24.0	28.0
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(1.9)	(4.3)
Net income attributable to Trinity Industries, Inc.	$22.1	$23.7

Basic weighted average shares outstanding	81.6	81.6
Effect of dilutive securities	2.2	1.9
Diluted weighted average shares outstanding	83.8	83.5

Basic earnings per common share:
Income from continuing operations	$0.29	$0.34
Loss from discontinued operations	(0.02)	(0.05)
Net income attributable to Trinity Industries, Inc.	$0.27	$0.29
Diluted earnings per common share:
Income from continuing operations	$0.29	$0.33
Loss from discontinued operations	(0.02)	(0.05)
Net income attributable to Trinity Industries, Inc.	$0.26	$0.28

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.2
Antidilutive stock options	—	—
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.

Note 13. Contingencies
East Palestine, OH Train Derailment
As previously disclosed, on February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. TILC has been named in various actions associated with this incident. TILC was the owner of one tank car cited in these actions, which was leased to a third party, who is also a third-party defendant in these matters. Developments in these proceedings since the filing of our 2024 Annual Report on Form 10-K include those described below.
On March 24, 2025, the trial court denied Norfolk Southern’s Motion for Entry of Partial Final Judgment in the case styled The State of Ohio, ex rel., Dave Yost, Ohio Attorney General, and the United States of America, Plaintiffs v. Norfolk Southern Railway Company and Norfolk Southern Corporation, Defendants, Civil Action No. 4:23-cv-00517.
The previously disclosed litigation styled as Josh Hickman, et al. v. Norfolk Southern Railway Company, et al., has been assigned Case No. 25CV-01-859, in the Court of Common Pleas, Franklin County, Ohio. The previously disclosed litigation styled as Gregory Taylor, et al. v. Norfolk Southern Railway Company, et al., has been assigned Case No. 25CV-02-858, in the Court of Common Pleas, Franklin County, Ohio.
Previously disclosed litigation styled as Richard Tsai, et al. v. Norfolk Southern Corporation, et al., has been assigned Case No. CV25111454, in the Court of Common Pleas, Cuyahoga County, Ohio. On February 3, 2025, the same plaintiffs filed an action styled as Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 2025-10140, in the Court of Common Pleas, Lawrence County, Pennsylvania, in which TILC, among others, was named as a defendant. On April 2, 2025, Plaintiffs voluntarily dismissed the Lawrence County, Pennsylvania lawsuit. On April 3, 2025, Plaintiffs also voluntarily dismissed previously disclosed litigation styled as Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 250200416 in Philadelphia County, Pennsylvania.
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
Highway products litigation
Pursuant to the purchase and sale agreement related to the sale of THP, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including those liabilities resulting from or arising out of ET Plus systems or specified ET Plus component parts that are both (i) manufactured prior to December 31, 2021, and (ii) sold in the United States on or prior to April 30, 2022, or related warranty obligations with respect thereto. There have been no significant developments in such proceedings since those previously described in Note 15 of our 2024 Annual Report on Form 10-K.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.5 million to $18.7 million. At March 31, 2025, total accruals of $9.0 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2024 Annual Report on Form 10-K.
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
•actions by U.S. and/or foreign governments (particularly Mexico and Canada) relative to tariffs, trade policies, federal government budgeting, taxation policies, government expenditures, and borrowing/debt ceiling limits;
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2024 Annual Report on Form 10-K, this Form 10-Q, and future Forms 10-Q and Current Reports on Forms 8-K.

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
Executive Summary
Cyclical, Seasonal and Other Trends Impacting Our Business
General Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production. We are actively monitoring trade policy and tariff announcements and the potential impacts to our business. Uncertainty in the macroeconomic environment is negatively impacting our results of operations and demand for our products and services, and is likely to continue. We remain focused on minimizing impacts to our supply chain resulting from these announcements and any future developments.
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

Supply Chain and Transportation Network Disruptions
As a result of disruptions in the global supply chain, we have, from time to time, experienced shortages of materials used to manufacture or repair certain railcar types. We are also subject to disruptions in the rail transportation network, including potential rail traffic closures or congestion in Eagle Pass, Texas, the primary border crossing used for railcar deliveries from our manufacturing facilities in Mexico. We continuously monitor rail and truck traffic at the U.S.-Mexico border and continue to evaluate available alternatives for rail and truck transportation between Mexico and the U.S. Additionally, we actively monitor our supply chain and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines. However, challenges related to supply chain and transportation network disruptions could negatively impact our operations or our ability to timely deliver railcars to our customers.
Financial and Operational Highlights
•Our revenues for the three months ended March 31, 2025 were $585.4 million, representing a decrease of 27.7%, compared to the three months ended March 31, 2024. Our operating profit for the three months ended March 31, 2025 was $99.8 million, representing a decrease of 13.4%, compared to $115.2 million for the three months ended March 31, 2024.
•The Leasing Group's lease fleet of 110,150 company-owned railcars was 96.8% utilized as of March 31, 2025, compared to a lease fleet utilization of 97.5% on 110,205 company-owned railcars as of March 31, 2024. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the three months ended March 31, 2025, we made a net fleet investment of approximately $86.5 million, which primarily includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at March 31, 2025 was $1.9 billion, compared to $2.9 billion at March 31, 2024. The Rail Products Group received orders for 695 railcars and delivered 3,060 railcars in the three months ended March 31, 2025, in comparison to orders for 1,880 railcars and deliveries of 4,695 railcars in the three months ended March 31, 2024.
◦Deliveries in 2024 included approximately 1,200 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first quarter of 2024.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
(1) Dividend yield is calculated as dividends declared for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the three months ended March 31, 2025 and 2024.

Litigation Updates
See Note 13 of the Consolidated Financial Statements for an update on the status of certain litigation.
Subsequent Events
On April 30, 2025, Trinity Rail Leasing 2023 LLC (“TRL-2023”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), entered into an amended and restated term loan agreement to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. Net proceeds received from the transaction were used to redeem in full the outstanding borrowings of approximately $616.0 million under Trinity Rail Leasing 2017, LLC (“TRL-2017”); to repay approximately $75.8 million of borrowings under TILC's warehouse loan facility; and for general corporate purposes. The interest rate for the TRL-2017 promissory notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues	$585.4	$809.6
Cost of revenues	443.2	644.9
Selling, engineering, and administrative expenses	50.0	52.3
Gains on dispositions of property	7.6	2.8
Total operating profit	99.8	115.2
Interest expense, net	66.1	69.1
Other, net	(2.7)	3.4
Income from continuing operations before income taxes	36.4	42.7
Provision (benefit) for income taxes	7.4	11.0
Income from continuing operations	$29.0	$31.7
Revenues
The tables below present revenues by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$287.2	$0.2	$287.4	0.8%
Rail Products Group	298.2	122.3	420.5	(37.0)%
Segment Totals	585.4	122.5	707.9	(25.7)%
Eliminations	—	(122.5)	(122.5)
Consolidated Total	$585.4	$—	$585.4	(27.7)%

	Three Months Ended March 31, 2024
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$284.3	$0.9	$285.2
Rail Products Group	525.3	142.1	667.4
Segment Totals	809.6	143.0	952.6
Eliminations	—	(143.0)	(143.0)
Consolidated Total	$809.6	$—	$809.6

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Railcar Leasing and Services Group (1)	$182.9	$184.9
Rail Products Group	394.6	623.6
Segment Totals	577.5	808.5
Corporate and other	24.4	26.5
Eliminations	(116.3)	(140.6)
Consolidated Total	$485.6	$694.4
(1) Includes gains on lease portfolio sales of $5.9 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
Operating Profit
Operating profit by segment for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Railcar Leasing and Services Group	$104.5	$100.3
Rail Products Group	25.9	43.8
Segment Totals	130.4	144.1
Corporate and other	(24.4)	(26.5)
Eliminations	(6.2)	(2.4)
Consolidated Total	$99.8	$115.2
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended March 31, 2025 were $585.4 million, representing a decrease of $224.2 million, or 27.7%, over the prior year period primarily due to lower external deliveries, including sustainable railcar conversions, in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended March 31, 2025 was $443.2 million, representing a decrease of $201.7 million, or 31.3%, over the prior year period primarily due to lower external deliveries, including sustainable railcar conversions, in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended March 31, 2025 were $50.0 million, representing a decrease of $2.3 million, or 4.4%, when compared to the prior year period primarily due to lower employee-related costs, including incentive-based compensation, and lower consulting costs.
Gains on dispositions of property – Gains on dispositions of property increased by $4.8 million for the three months ended March 31, 2025, when compared to the prior year period primarily due to higher gains on lease portfolio sales.
Operating profit – Operating profit for the three months ended March 31, 2025 totaled $99.8 million, representing a decrease of $15.4 million, or 13.4%, from the prior year period primarily due to lower external deliveries and costs associated with workforce reductions in the Rail Products Group, partially offset by higher lease rates and higher gains on lease portfolio sales.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended March 31, 2025 totaled $66.1 million, compared to $69.1 million for the three months ended March 31, 2024, primarily driven by lower average debt and lower interest rates in 2025.

Other, net – Other, net for the three months ended March 31, 2025 resulted in income of $2.7 million, compared to expense of $3.4 million for the three months ended March 31, 2024. Other, net for the three months ended March 31, 2024 includes a fee related to the execution of back-to-back interest rate caps associated with the TILC warehouse loan facility. The changes in other, net (income) expense also include the remeasurement impact of foreign currency fluctuations related to the Mexican peso.
Income taxes – The effective tax rate from continuing operations for the three months ended March 31, 2025 was an expense of 20.3%, which differs from the U.S. statutory rate of 21.0% primarily due to the benefit of noncontrolling interest for which we do not provide income taxes and foreign tax true-ups, partially offset by state income taxes and other permanent differences.
The effective tax rate from continuing operations for the three months ended March 31, 2024 was an expense of 25.8%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes and foreign income taxes, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes.

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$219.0	$209.0	4.8%
Maintenance services (1)	59.2	65.2	(9.2)%
Digital and logistics services	9.2	11.0	(16.4)%
Total revenues	$287.4	$285.2	0.8%

Cost of revenues (2)	171.8	169.6	1.3%
Selling, engineering, and administrative expenses	18.7	18.1	3.3%
Gains on dispositions of property:
Lease portfolio sales	5.9	2.1	*
Other	1.7	0.7	*
Total operating profit	$104.5	$100.3	4.2%
Total operating profit margin	36.4%	35.2%
Total operating profit margin, excluding lease portfolio sales	34.3%	34.4%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$61.1	$59.9	2.0%
Maintenance and compliance expense (5)	$38.0	$30.4	25.0%
Other fleet operating costs (6)	$8.0	$7.7	3.9%
Interest expense (7)	$56.4	$57.4	(1.7)%
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
(4) Depreciation and amortization expense includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, resulting in the recognition of depreciation expense based on the original cost of the railcars and services.
(5) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Lease portfolio sales	$33.7	$24.2
Operating profit on lease portfolio sales	$5.9	$2.1
Operating profit margin on lease portfolio sales	17.5%	8.7%
Total revenues for the Railcar Leasing and Services Group were relatively flat for the three months ended March 31, 2025 compared to the prior year period. Leasing and management revenues for the three months ended March 31, 2025 were favorably impacted primarily by higher lease rates, when compared to the three months ended March 31, 2024.

Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business decreased for the three months ended March 31, 2025 when compared to the prior year period as a result of a lower volume of repairs completed for third parties.
Cost of revenues for the Railcar Leasing and Services Group increased by 1.3% for the three months ended March 31, 2025 compared to the prior year period primarily due to higher maintenance and compliance costs for the lease fleet, partially offset by a lower volume of external repairs, including the impact of weather disruptions, in our maintenance services business.
Leasing Group operating profit for the three months ended March 31, 2025 increased by 4.2% when compared to the prior year period primarily due to higher lease rates and higher gains on lease portfolio sales, partially offset by a lower volume of external repairs in the maintenance services business.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	March 31, 2025	March 31, 2024
Number of railcars:
Wholly-owned (1)	86,885	86,655
Partially-owned	23,265	23,550
	110,150	110,205
Investor-owned	34,215	32,995
	144,365	143,200
Company-owned railcars (2):
Average age in years	13.9	13.2
Average remaining lease term in years	2.9	2.9
Fleet utilization	96.8%	97.5%
(1) Includes 2,240 railcars and 2,490 railcars under leased-in arrangements as of March 31, 2025 and 2024, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended March 31,
	2025	2024	Percent
	($ in millions)		Change
Revenues:
Rail products (1)	$387.8	$639.2	(39.3)%
Parts & components	32.7	28.2	16.0%
Total revenues	$420.5	$667.4	(37.0)%

Operating costs:
Cost of revenues	387.7	615.9	(37.1)%
Selling, engineering, and administrative expenses	6.9	7.7	(10.4)%
Operating profit	$25.9	$43.8	(40.9)%
Operating profit margin	6.2%	6.6%
(1) Includes sustainable railcar conversion revenues of $50.2 million, representing 675 railcars, for the three months ended March 31, 2024. There were no sustainable railcar conversion revenues for the three months ended March 31, 2025.
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended March 31, 2025 by 37.0% and 37.1%, respectively, when compared to the prior year period primarily as a result of lower deliveries, including sustainable railcar conversions.
Operating profit for the Rail Products Group decreased for the three months ended March 31, 2025 by 40.9% when compared to the prior year period primarily due to lower deliveries and costs associated with workforce reductions.
Information related to our Rail Products Group backlog of new railcars is set forth below.

	March 31,
	2025	2024	Percent
	(in millions)		Change
External customers	$1,702.2	$2,626.3
Leasing Group	184.4	312.6
Total	$1,886.6	$2,938.9	(35.8)%

	Three Months Ended March 31,
	2025	2024	Percent
	(in units, $ in whole dollars)		Change
Beginning balance	16,005	25,890
Orders received	695	1,880	(63.0)%
Deliveries (1)	(3,060)	(4,695)	(34.8)%
Ending balance	13,640	23,075	(40.9)%
Average selling price in ending backlog	$138,314	$127,363	8.6%
(1) Deliveries for the three months ended March 31, 2024 included approximately 1,200 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first quarter of 2024.
Total backlog dollars decreased by 35.8% when compared to the prior year period. We expect to deliver approximately 40.3% of our railcar backlog value during the remaining nine months of 2025 and 19.7% during 2026, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.

Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Revenues:
New railcars	$113.8	$135.2
Sustainable railcar conversions	$—	$0.4
Parts & components	$8.5	$6.5

Deferred profit (loss)	$6.2	$2.1

Number of new railcars (in units)	830	1,095
Number of sustainable railcar conversions (in units)	—	5
Corporate and other

	Three Months Ended March 31,
	2025	2024	Percent
	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$24.4	$26.5	(7.9)%
Operating loss	$(24.4)	$(26.5)	(7.9)%
Selling, engineering, and administrative expenses for the three months ended March 31, 2025 decreased by 7.9% when compared to the prior year period primarily from lower consulting costs and lower employee-related costs, including incentive-based compensation.

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
As of March 31, 2025, we have total committed liquidity of $920.2 million. Our total available liquidity includes: $94.9 million of unrestricted cash and cash equivalents; $591.3 million unused and available under our revolving credit facility; and $234.0 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash flows from continuing operations:
Operating activities	$78.4	$56.5
Investing activities	(91.6)	(124.0)
Financing activities	(124.2)	71.8
Net cash flows from discontinued operations	(1.9)	(4.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(139.3)	$—
Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2025 was $78.4 million compared to net cash provided by operating activities from continuing operations of $56.5 million for the three months ended March 31, 2024. The changes in our operating assets and liabilities are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$44.8	$(82.0)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(64.3)	29.7
Changes in operating assets and liabilities	$(19.5)	$(52.3)
The changes in our operating assets and liabilities resulted in a net use of $19.5 million for the three months ended March 31, 2025, as compared to a net use of $52.3 million for the three months ended March 31, 2024. The changes in operating assets and liabilities were impacted primarily by higher receivables balances associated with higher deliveries in the prior year period and by payments of incentive-based compensation during the three months ended March 31, 2025 that were accrued as of December 31, 2024.
Investing Activities. Net cash used in investing activities from continuing operations for the three months ended March 31, 2025 was $91.6 million compared to $124.0 million of net cash used in investing activities from continuing operations for the three months ended March 31, 2024. Significant investing activities are as follows:
•We made a net fleet investment of $86.5 million during the three months ended March 31, 2025, compared to $123.3 million in the prior year period primarily due to the timing of fleet additions. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2025 was $124.2 million compared to $71.8 million of net cash provided by financing activities for the three months ended March 31, 2024. Significant financing activities are as follows:
•During the three months ended March 31, 2025, we had total debt repayments of $77.3 million related to normal amortization activity. During the three months ended March 31, 2024, we had total borrowings of $909.9 million and total repayments of $803.8 million, for net proceeds of $106.1 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes.
•We paid $24.6 million and $23.0 million in dividends to our common stockholders during the three months ended March 31, 2025 and 2024, respectively.
•During the three months ended March 31, 2025, we repurchased common stock totaling $8.2 million, resulting in a remaining authorization to repurchase up to $220.8 million of our common stock under the share repurchase program as of March 31, 2025. There were no shares repurchased during the three months ended March 31, 2024.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at March 31, 2025
Maximum leverage (1)	No greater than 3.75 to 1.00	1.36
Minimum interest coverage (2)	No less than 2.25 to 1.00	7.22
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2025.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2025.
As of March 31, 2025, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2025, we anticipate a net fleet investment of between $300 million and $400 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $45 million and $55 million for the full year 2025.
Off Balance Sheet Arrangements
As of March 31, 2025, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $8.7 million, which support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million to satisfy a liquidity reserve requirement associated with our TILC warehouse loan facility, which renews by its terms each year.
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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities – continuing operations	$78.4	$56.5
Net gains on lease portfolio sales	5.9	2.1
Cash flow from operations with net gains on lease portfolio sales	$84.3	$58.6
Contractual Obligations and Commercial Commitments
As of March 31, 2025, there have been no material changes to our contractual obligations from December 31, 2024.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2024 as set forth in Item 7A of our 2024 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three months ended March 31, 2025.
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

PART II
Item 1. Legal Proceedings
The information provided in Note 13 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2025 through January 31, 2025	69,021	$36.60	61,845	$226.8
February 1, 2025 through February 28, 2025	94,689	$33.29	93,951	$223.6
March 1, 2025 through March 31, 2025	97,853	$29.46	95,900	$220.8
Total	261,563		251,696
(1) These columns include the following transactions during the three months ended March 31, 2025: (i) the surrender to the Company of 9,659 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 208 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 251,696 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 251,696 shares under the share repurchase program during the three months ended March 31, 2025, at a cost of approximately $8.2 million, resulting in a remaining authorization to repurchase up to $220.8 million of its common stock under the share repurchase program as of March 31, 2025. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amended and Restated Term Loan Agreement
On April 30, 2025, TRL-2023, a limited purpose, indirect wholly-owned subsidiary of Trinity Industries, Inc. (the “Company”) owned through the Company’s wholly-owned subsidiary, TILC, entered into an Amended and Restated Term Loan Agreement dated as of April 30, 2025 (the “Amended and Restated Loan Agreement”) among the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and U.S. Bank National Association, as Depositary. The Amended and Restated Loan Agreement amends and restates the Term Loan Agreement dated as of June 12, 2023 (the “Original Loan Agreement”) among the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and U.S. Bank National Association, as Depositary. The Amended and Restated Loan Agreement:
•increases the aggregate amount of the term loan under the Original Loan Agreement from $340.0 million to $1.05 billion;
•extends the maturity date by approximately twenty-two months to April 30, 2030; and
•reduces the applicable interest rate to daily simple SOFR plus a facility margin of 1.50% from daily simple SOFR plus (i) a benchmark adjustment of 0.10% and (ii) a facility margin of 1.80% under the Original Loan Agreement.
The Amended and Restated Loan Agreement also adds approximately 10,590 additional railcars and operating leases thereon (the “Additional Collateral”) to the collateral pool of railcars, operating leases, and other assets of TRL-2023 securing TRL-2023’s obligations under the Amended and Restated Loan Agreement. TRL-2023 purchased the Additional Collateral from its affiliates (i) TRL-2017, a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, and (ii) Trinity Rail Leasing Warehouse Trust (“TRLWT”), a Delaware statutory trust of which TILC is the sole beneficiary.
Net proceeds received from the sale of the Additional Collateral by TRL-2017 and TRLWT to TRL-2023 will be used (i) to redeem in full approximately $616.0 million of secured notes issued by TRL-2017, (ii) to repay approximately $75.8 million of borrowings under TRLWT’s secured warehouse credit facility, and (iii) for general corporate purposes.
Obligations under the Amended and Restated Loan Agreement are solely the obligations of TRL-2023 and may be declared due and payable upon the occurrence of certain customary events of default. TILC has entered into certain agreements relating to the management and servicing of TRL-2023's assets. These agreements contain certain representations, undertakings, and indemnities customary for service providers in transactions of this type.
The description of the Amended and Restated Loan Agreement set forth above is necessarily limited and is qualified in its entirety by reference to the full terms and conditions of the Amended and Restated Loan Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Stock Trading Plan
During the three months ended March 31, 2025, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Amended and Restated Term Loan Agreement dated as of April 30, 2025, among Trinity Rail Leasing 2023 LLC; the Lenders; Wells Fargo Bank, National Association, as Administrative Agent for the Lenders; U.S. Bank Trust Company, National Association, as Collateral Agent, and U.S. Bank National Association, as Depositary (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By:	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
May 1, 2025