Form 10-Q
period 2025-06-30
TRINITY INDUSTRIES INC
filed 2025-07-31
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
NYSE Texas
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
Yes ☐ No ☑
At July 24, 2025, the number of shares of common stock, $0.01 par value, outstanding was 80,837,359.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues:
Manufacturing	$204.1	$560.9	$502.3	$1,086.2
Leasing & Services	302.1	280.5	589.3	564.8
	506.2	841.4	1,091.6	1,651.0
Operating costs:
Cost of revenues:
Manufacturing	194.1	505.8	465.7	982.1
Leasing & Services	178.7	156.6	350.3	325.2
	372.8	662.4	816.0	1,307.3
Selling, engineering, and administrative expenses:
Manufacturing	6.7	7.8	13.6	15.5
Leasing & Services	13.9	20.0	32.6	38.1
Corporate & other	28.8	33.5	53.2	60.0
	49.4	61.3	99.4	113.6
Gains on dispositions of property:
Lease portfolio sales	7.8	22.7	13.7	24.8
Other	3.6	1.5	5.3	2.2
	11.4	24.2	19.0	27.0
Total operating profit	95.4	141.9	195.2	257.1
Other (income) expense:
Interest expense, net	67.7	70.1	133.8	139.2
Other, net	1.7	(3.4)	(1.0)	—
	69.4	66.7	132.8	139.2
Income from continuing operations before income taxes	26.0	75.2	62.4	117.9
Provision (benefit) for income taxes:
Current	3.0	13.8	16.5	26.9
Deferred	1.1	3.3	(5.0)	1.2
	4.1	17.1	11.5	28.1
Income from continuing operations	21.9	58.1	50.9	89.8
Loss from discontinued operations, net of benefit for income taxes of $0.5, $0.5, $1.1, and $1.8	(1.9)	(1.7)	(3.8)	(6.0)
Net income	20.0	56.4	47.1	83.8
Net income attributable to noncontrolling interest	5.9	2.0	10.9	5.7
Net income attributable to Trinity Industries, Inc.	$14.1	$54.4	$36.2	$78.1

Basic earnings per common share:
Income from continuing operations	$0.20	$0.68	$0.49	$1.03
Loss from discontinued operations	(0.02)	(0.02)	(0.05)	(0.07)
Net income attributable to Trinity Industries, Inc.	$0.17	$0.66	$0.44	$0.96
Diluted earnings per common share:
Income from continuing operations	$0.19	$0.67	$0.48	$1.01
Loss from discontinued operations	(0.02)	(0.02)	(0.05)	(0.07)
Net income attributable to Trinity Industries, Inc.	$0.17	$0.65	$0.43	$0.94
Weighted average number of shares outstanding:
Basic	81.3	82.4	81.4	81.7
Diluted	82.9	84.1	83.4	83.4
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$20.0	$56.4	$47.1	$83.8
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(0.2), $1.7, $0.4, and $(1.7)	0.5	(5.5)	(1.5)	5.9
Reclassification adjustments for (gains) losses included in net income, net of tax benefit (expense) of $—, $(1.7), $0.5 and $(2.9)	(0.4)	(5.4)	1.7	(9.3)
	0.1	(10.9)	0.2	(3.4)
Comprehensive income	20.1	45.5	47.3	80.4
Less: comprehensive income attributable to noncontrolling interest	6.0	2.1	11.1	5.9
Comprehensive income attributable to Trinity Industries, Inc.	$14.1	$43.4	$36.2	$74.5
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$147.7	$228.2
Receivables, net of allowance	323.9	379.1
Income tax receivable	20.4	2.4
Inventories:
Raw materials and supplies	244.1	320.0
Work in process	119.8	101.5
Finished goods	95.8	54.7
	459.7	476.2
Restricted cash, including partially-owned subsidiaries of $38.6 and $39.1	167.6	146.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,923.6 and $1,920.5	9,963.2	9,751.1
Less accumulated depreciation, including partially-owned subsidiaries of $714.3 and $690.0	(2,876.4)	(2,763.0)
	7,086.8	6,988.1
Goodwill	221.5	221.5
Other assets	382.4	390.5
Total assets	$8,810.0	$8,832.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$219.5	$251.7
Accrued liabilities	267.0	353.0
Debt:
Recourse	598.1	597.8
Non-recourse:
Wholly-owned subsidiaries	4,217.2	4,021.3
Partially-owned subsidiaries	1,041.5	1,071.8
	5,856.8	5,690.9
Deferred income taxes	1,070.8	1,075.6
Other liabilities	138.1	153.8
Total liabilities	7,552.2	7,525.0
Commitments and contingencies (Note 13)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	—	8.8
Retained earnings	1,013.0	1,054.1
Accumulated other comprehensive loss	(4.2)	(4.2)
Treasury stock	(0.5)	(0.6)
Trinity stockholders' equity	1,009.1	1,058.9
Noncontrolling interest	248.7	248.3
Total stockholders' equity	1,257.8	1,307.2
Total liabilities and stockholders' equity	$8,810.0	$8,832.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Operating activities:
Net income	$47.1	$83.8
Loss from discontinued operations, net of income taxes	3.8	6.0
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	149.5	147.2
Stock-based compensation expense	10.7	10.6
Provision (benefit) for deferred income taxes	(5.0)	1.2
Net gains on lease portfolio sales	(13.7)	(24.8)
Gains on dispositions of property and other assets	(5.3)	(2.2)
Non-cash interest expense	5.0	6.7
Loss on extinguishment of debt	0.8	1.5
Other	0.9	0.2
Changes in operating assets and liabilities:
(Increase) decrease in receivables	55.2	(33.4)
(Increase) decrease in income tax receivable	(18.0)	0.6
(Increase) decrease in inventories	16.5	67.4
(Increase) decrease in other assets	4.3	2.5
Increase (decrease) in accounts payable	(32.4)	10.1
Increase (decrease) in accrued liabilities	(70.3)	21.1
Increase (decrease) in other liabilities	(7.2)	1.2
Net cash provided by operating activities – continuing operations	141.9	299.7
Net cash used in operating activities – discontinued operations	(3.8)	(6.0)
Net cash provided by operating activities	138.1	293.7
Investing activities:
Capital expenditures – lease fleet	(295.7)	(232.7)
Proceeds from lease portfolio sales	63.0	186.7
Capital expenditures – operating and administrative	(17.9)	(15.9)
Proceeds from dispositions of property and other assets	8.5	8.0
Equity investments	—	(2.0)
Net cash used in investing activities	(242.1)	(55.9)
Financing activities:
Payments to retire debt	(904.9)	(1,759.9)
Proceeds from issuance of debt	1,065.0	1,722.2
Payments to settle contingent consideration liability	(8.0)	(8.0)
Shares repurchased	(39.0)	(0.9)
Dividends paid to common shareholders	(50.4)	(47.2)
Purchase of shares to satisfy employee tax on vested stock	(8.2)	(9.1)
Distributions to noncontrolling interest	(9.6)	(5.8)
Net cash provided by (used in) financing activities	44.9	(108.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59.1)	129.1
Cash, cash equivalents, and restricted cash at beginning of period	374.4	235.1
Cash, cash equivalents, and restricted cash at end of period	$315.3	$364.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
Net income	—	—	—	22.1	—	—	—	22.1	5.0	27.1
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Settlement of share-based awards, net	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Shares repurchased	—	—	—	—	—	(0.3)	(8.2)	(8.2)	—	(8.2)
Balances at March 31, 2025	81.8	$0.8	$14.1	$1,051.6	$(4.2)	(0.3)	$(9.1)	$1,053.2	$246.5	$1,299.7
Net income	—	—	—	14.1	—	—	—	14.1	5.9	20.0
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.7)	—	—	—	(24.7)	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Settlement of share-based awards, net	0.9	—	0.1	—	—	(0.3)	(8.0)	(7.9)	—	(7.9)
Shares repurchased	—	—	—	—	—	(1.2)	(31.0)	(31.0)	—	(31.0)
Retirement of treasury stock	(1.8)	—	(19.6)	(28.0)	—	1.8	47.6	—	—	—
Balances at June 30, 2025	80.9	$0.8	$—	$1,013.0	$(4.2)	—	$(0.5)	$1,009.1	$248.7	$1,257.8
(1) Dividends of $0.30 per common share for all periods presented in 2025.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	23.7	—	—	—	23.7	3.7	27.4
Other comprehensive income	—	—	—	—	7.4	—	—	7.4	0.1	7.5
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Settlement of share-based awards, net	—	—	0.1	—	—	—	(0.4)	(0.3)	—	(0.3)
Balances at March 31, 2024	81.8	$0.8	$20.2	$1,010.9	$18.4	—	$(1.0)	$1,049.3	$239.2	$1,288.5
Net income	—	—	—	54.4	—	—	—	54.4	2.0	56.4
Other comprehensive income (loss)	—	—	—	—	(11.0)	—	—	(11.0)	0.1	(10.9)
Cash dividends declared on common stock (1)	—	—	—	(23.3)	—	—	—	(23.3)	—	(23.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Stock-based compensation expense	—	—	5.9	—	—	—	—	5.9	—	5.9
Settlement of share-based awards, net	0.9	—	0.2	—	—	(0.3)	(9.1)	(8.9)	—	(8.9)
Shares repurchased	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Retirement of treasury stock	(0.3)	—	(10.4)	—	—	0.3	10.4	—	—	—
Balances at June 30, 2024	82.4	$0.8	$15.9	$1,042.0	$7.4	—	$(0.6)	$1,065.5	$238.5	$1,304.0
(1) Dividends of $0.28 per common share for all periods presented in 2024.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), which include the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”), RIV 2013 Rail Holdings LLC ("RIV 2013"), and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2025 presentation.
Due to seasonal and other factors, the results of operations for the six months ended June 30, 2025 may not be indicative of expected results of operations for the year ending December 31, 2025. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2024.
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
Railcar Leasing and Services Group
In our Railcar Leasing and Services Group ("Leasing Group"), revenue from rentals and operating leases, including contracts that contain non-level fixed lease payments, is recognized monthly on a straight-line basis. When certain criteria are met, leases not classified as operating leases are generally classified as sales-type leases.
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
Selling profit or loss associated with sales-type leases is recognized upon lease commencement, and a net investment in the sales-type lease is recorded in the Consolidated Balance Sheets. Interest income related to sales-type leases is recognized over the lease term using the effective interest method. Selling profit or loss associated with sales-type leases is presented in the gains on dispositions of other property line in our Consolidated Statements of Operations. See "Lease Accounting" below for additional information regarding sales-type leases.

We report all sales of railcars from the lease fleet as a net gain or loss from the disposal of a long-term asset in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets. Sales of railcars from the lease fleet are presented in the Lease portfolio sales line in our Consolidated Statements of Operations.
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
Within maintenance services, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $10.4 million and $9.6 million as of June 30, 2025 and December 31, 2024, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
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
Revenue related to sustainable railcar conversions is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. Revenue related to certain support services is recognized over time based on our stand-ready obligation to provide such services. We recorded contract assets of $4.0 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2025 and the percentage of the outstanding performance obligations as of June 30, 2025 expected to be delivered during the remainder of 2025:

	Unsatisfied performance obligations at June 30, 2025
	Total Amount	Percent expected to be delivered in 2025
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,686.4
Leasing Group	273.4
	$1,959.8	36.7%

Railcar Leasing and Services Group:
Leasing and management	$47.5	18.8%
Maintenance services	$4.6	100.0%

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
Lease Accounting
Lessor
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on full-service leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. As of June 30, 2025, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating lease revenues	$208.0	$196.0	$409.8	$387.8
Variable operating lease revenues	$21.3	$20.8	$34.5	$34.5
Interest income on sales-type lease receivables	$0.2	$0.1	$0.4	$0.3
Profit recognized at sales-type lease commencement (1)	$1.0	$—	$1.0	$—
(1) Included in gains on dispositions of other property on our Consolidated Statements of Operations.
Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

Remaining six months of 2025	$388.2
2026	673.8
2027	532.9
2028	366.6
2029	240.5
Thereafter	466.5
Total	$2,668.5
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.

Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

Remaining six months of 2025	$1.0
2026	2.0
2027	2.0
2028	2.0
2029	2.0
Thereafter	17.6
Total	26.6
Less: Unearned interest income	(8.2)
Net investment in sales-type leases (1)	$18.4
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the six months ended June 30, 2025, we recognized approximately $3.5 million of credit loss expense and wrote off $0.5 million related to our trade receivables that are in the scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $14.3 million at December 31, 2024 to $17.3 million at June 30, 2025. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Amounts due to our participating suppliers in the SCF program totaled $18.2 million and $8.2 million as of June 30, 2025 and December 31, 2024, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.

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
Note 2. Acquisitions and Discontinued Operations
Acquisitions
Acquisition of Holden America
In December 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The purchase agreement included minimum additional consideration of $10.0 million, which was payable in installments of $5.0 million per year in each of 2024 and 2025. The purchase agreement also contained a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The first installment of the additional consideration, totaling $10.0 million, was paid during the six months ended June 30, 2024.
During the six months ended June 30, 2025, the second and final installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities.
Discontinued Operations
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three and six months ended June 30, 2025, we recorded expenses related to these obligations of $2.4 million ($1.9 million, net of income taxes) and $4.9 million ($3.8 million, net of income taxes), respectively. For the three and six months ended June 30, 2024, we recorded expenses related to these obligations of $2.2 million ($1.7 million, net of income taxes) and $7.8 million ($6.0 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 of our Annual Report on Form 10-K for further information regarding obligations retained in connection with the THP sale.

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at June 30, 2025
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCI – loss/(income)
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$—
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$—
2017 promissory notes – interest rate swap (2)	$372.5	2.31%	$—	$(2.3)
TRL-2023 term loan (2)	$255.8	3.79%	$—	$3.6
TILC (2)	$525.4	3.58%	$—	$6.5
Open hedge:
TRL-2023 term loan (3)	$784.2	3.57%	$(6.5)	$0.3
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) These swaps were terminated in April 2025 in connection with the extinguishment of the Trinity Rail Leasing 2017, LLC (“TRL-2017”) promissory notes and the associated refinancing of the amended and restated Trinity Rail Leasing 2023 LLC (“TRL-2023”) term loan agreement. See Note 8 for further information. The swaps had a $6.7 million derivative liability fair value upon termination. In lieu of cash settlement, we incorporated the $6.7 million derivative liability into the terms of the new interest rate swaps, as described in the footnote below, resulting in off-market terms.
(3) In April 2025, we entered into interest rate swaps associated with the amended and restated TRL-2023 term loan agreement. The swaps had a $6.7 million derivative liability fair value at inception, representing the off-market component of the swaps. The off-market value is being ratably amortized into interest expense through the maturity date of the swaps related to the amended and restated TRL-2023 term loan.

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months
	2025	2024	2025	2024
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.1	$0.1	$0.1	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.1	$0.1	$0.3	$0.3	$—
2017 promissory notes – interest rate cap	$—	$—	$—	$—	$—
2017 promissory notes – interest rate swap	$(1.7)	$(3.0)	$(3.6)	$(6.1)	$(2.3)
TRL-2023 term loan	$0.1	$(1.1)	$(0.3)	$(2.1)	$1.2
TILC	$0.2	$—	$0.2	$—	$1.2
Open hedge (1):
TRL-2023 term loan (2)	$(1.2)	$—	$(1.2)	$—	$(3.0)
(1) Based on the fair value of open hedges as of June 30, 2025.
(2) Includes changes in fair value related to the amortization of the initial off-market fair value.
Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of eighteen months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at June 30, 2025		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/ (Liability)	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
Instrument				2025	2024	2025	2024
	(in millions)
Forward contracts	$60.3	$3.3	$(3.8)	$1.9	$(3.1)	$6.6	$(4.6)	$(3.6)
Options	$36.9	$1.5	$(0.4)	$0.1	$(0.1)	$0.1	$0.2	$1.1
(1) Based on the fair value of open hedges as of June 30, 2025.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at June 30, 2025	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Three Months Ended June 30,		Six Months Ended June 30,
				2025	2024	2025	2024
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$13.2	$1.0	$(4.4)	$3.9	$(3.7)
TILC – interest rate cap (2)	$680.0	2.50%	$(13.2)	$(1.0)	$4.4	$(3.9)	$6.8
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$—	$0.9	$—	$1.9
TILC – interest rate cap	$800.0	2.50%	$—	$—	$(0.9)	$—	$(1.9)
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2025	December 31, 2024
	(in millions)
Assets:
Cash equivalents	$69.0	$209.6
Restricted cash	167.6	146.2
Total assets	$236.6	$355.8
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

	Level 2
	June 30, 2025	December 31, 2024
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$—	$10.4
Foreign currency hedges	4.8	0.4
Derivatives not designated as hedging instruments:
Interest rate derivatives	13.2	23.3
Total assets	$18.0	$34.1

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$6.5	$—
Foreign currency hedges	—	9.5
Derivatives not designated as hedging instruments:
Interest rate derivatives	13.2	23.3
Total liabilities	$19.7	$32.8
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2025 and December 31, 2024, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Total	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$302.1	$204.1	$506.2	$280.5	$560.9	$841.4
Intersegment revenues	0.3	89.4	89.7	0.9	73.3	74.2
Total revenues	302.4	293.5	595.9	281.4	634.2	915.6
Elimination of intersegment revenues			(89.7)			(74.2)
Total consolidated revenues			$506.2			$841.4
Less (1):
Rail Products Group cost of revenues (2)	*	277.9		*	576.0
Depreciation and amortization for Company-owned railcars (3)	61.8	*		60.1	*
Maintenance and compliance for Company-owned railcars (3)(4)	43.1	*		35.0	*
Selling, engineering, and administrative expenses	13.9	6.7		20.0	7.8
Gains on lease portfolio sales	(7.8)	*		(22.7)	*
Other segment items (5)	72.8	—		61.0	—
Segment operating profit	$118.6	$8.9	$127.5	$128.0	$50.4	$178.4

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Railcar Leasing and Services Group	Rail Products Group	Total	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$589.3	$502.3	$1,091.6	$564.8	$1,086.2	$1,651.0
Intersegment revenues	0.5	211.7	212.2	1.8	215.4	217.2
Total revenues	589.8	714.0	1,303.8	566.6	1,301.6	1,868.2
Elimination of intersegment revenues			(212.2)			(217.2)
Total consolidated revenues			$1,091.6			$1,651.0
Less (1):
Rail Products Group cost of revenues (2)	*	665.6		*	1,191.9
Depreciation and amortization for Company-owned railcars (3)	122.9	*		120.0	*
Maintenance and compliance for Company-owned railcars (3)(4)	81.1	*		65.4	*
Selling, engineering, and administrative expenses	32.6	13.6		38.1	15.5
Gains on lease portfolio sales	(13.7)	*		(24.8)	*
Other segment items (5)	143.8	—		139.6	—
Segment operating profit	$223.1	$34.8	$257.9	$228.3	$94.2	$322.5
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
–Rail Products Group: (gains) or losses on dispositions of other property.
The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$118.6	$128.0	$223.1	$228.3
Rail Products Group	8.9	50.4	34.8	94.2
Segment Totals	127.5	178.4	257.9	322.5
Corporate and other	(26.5)	(33.3)	(50.9)	(59.8)
Eliminations	(5.6)	(3.2)	(11.8)	(5.6)
Consolidated operating profit	95.4	141.9	195.2	257.1
Other (income) expense	69.4	66.7	132.8	139.2
Provision (benefit) for income taxes	4.1	17.1	11.5	28.1
Loss from discontinued operations, net of income taxes	(1.9)	(1.7)	(3.8)	(6.0)
Net income	$20.0	$56.4	$47.1	$83.8

Additional financial information by segment is shown in the tables below.

	Total Assets
	June 30, 2025	December 31, 2024
	(in millions)
Railcar Leasing and Services Group	$8,265.5	$8,151.7
Rail Products Group	893.4	967.7
Segment Totals	9,158.9	9,119.4
Corporate and other	318.6	383.3
Eliminations	(667.5)	(670.5)
Total assets	$8,810.0	$8,832.2

	Depreciation & Amortization		Capital Expenditures
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Railcar Leasing and Services Group	$67.4	$65.6	$179.1	$91.4
Rail Products Group	6.9	7.1	4.6	4.8
Corporate and other	0.9	1.1	0.5	0.3
Total	$75.2	$73.8	$184.2	$96.5

	Depreciation & Amortization		Capital Expenditures
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Railcar Leasing and Services Group	$133.9	$131.0	$301.6	$241.4
Rail Products Group	13.9	14.0	11.2	6.9
Corporate and other	1.7	2.2	0.8	0.3
Total	$149.5	$147.2	$313.6	$248.6
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
At June 30, 2025, the carrying value of our investments in TRIP Holdings and RIV 2013 totaled $130.9 million. Our ownership interests in TRIP Holdings and RIV 2013 are 42.6% and 30.5%, respectively, with the remaining interests owned by third-party, investor-owned funds. These investments in our partially-owned leasing subsidiaries are eliminated in consolidation.
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
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At June 30, 2025, the carrying value of our investment in Trinity Global Ventures totaled $2.7 million, which is eliminated in consolidation.
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
Our investment in Signal Rail is being accounted for under the equity method of accounting. At June 30, 2025, the carrying value of TILC’s equity investment in Signal Rail was $20.7 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$233.5	$221.9	5.2%	$452.5	$430.9	5.0%
Maintenance services (1)	59.3	49.0	21.0%	118.5	114.2	3.8%
Digital and logistics services	9.6	10.5	(8.6)%	18.8	21.5	(12.6)%
Total revenues	$302.4	$281.4	7.5%	$589.8	$566.6	4.1%

Cost of revenues (2)	$179.0	$157.4	13.7%	350.8	327.0	7.3%
Selling, engineering, and administrative expenses	13.9	20.0	(30.5)%	32.6	38.1	(14.4)%
Gains on dispositions of property:
Lease portfolio sales	7.8	22.7	*	13.7	24.8	*
Other	1.3	1.3	*	3.0	2.0	*
Total operating profit	$118.6	$128.0	(7.3)%	$223.1	$228.3	(2.3)%
Total operating profit margin	39.2%	45.5%		37.8%	40.3%
Total operating profit margin, excluding lease portfolio sales	36.6%	37.4%		35.5%	35.9%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$61.8	$60.1	2.8%	$122.9	$120.0	2.4%
Maintenance and compliance expense (5)	$43.1	$35.0	23.1%	$81.1	$65.4	24.0%
Other fleet operating costs (6)	$9.8	$8.1	21.0%	$17.8	$15.8	12.7%
Interest expense (7)	$58.0	$60.4	(4.0)%	$114.4	$117.8	(2.9)%
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
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Lease portfolio sales	$29.3	$162.5	$63.0	$186.7
Operating profit on lease portfolio sales	$7.8	$22.7	$13.7	$24.8
Operating profit margin on lease portfolio sales	26.6%	14.0%	21.7%	13.3%

Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at June 30, 2025 consisted primarily of non-recourse debt. As of June 30, 2025, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,462.9 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2025 was $610.1 million. See Note 8 for more information regarding the Leasing Group’s debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. As of June 30, 2025, TRIP Holdings held equipment with a net book value of $989.3 million, which is pledged solely as collateral for the TRIP Holdings' debt held by its subsidiaries. As of June 30, 2025, TRP-2021 equipment with a net book value of $400.9 million is pledged solely as collateral for the TRP-2021 debt.
Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2025	December 31, 2024
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries:
Equipment on lease	$7,934.1	$7,715.0
Less: accumulated depreciation	(1,861.1)	(1,766.9)
	6,073.0	5,948.1
Partially-owned subsidiaries:
Equipment on lease	2,236.0	2,233.1
Less: accumulated depreciation	(845.8)	(817.1)
	1,390.2	1,416.0

Deferred profit on railcar products sold (1)	(1,081.3)	(1,069.8)
Less: accumulated amortization	352.8	337.3
	(728.5)	(732.5)
Total railcars in our lease fleet	6,734.7	6,631.6

Operating and administrative assets:
Land	16.1	16.3
Buildings and improvements	405.6	403.2
Machinery and other	436.3	441.8
Construction in progress	16.4	11.5
	874.4	872.8
Less: accumulated depreciation	(522.3)	(516.3)
Total operating and administrative assets	352.1	356.5
Total property, plant, and equipment, net	$7,086.8	$6,988.1
(1) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 8. Debt
The carrying amounts of our debt are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2028, inclusive of unamortized premium of $3.7 and $4.3	603.7	604.3
	603.7	604.3
Less: unamortized debt issuance costs	(5.6)	(6.5)
Total recourse debt	598.1	597.8

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.3 and $0.3	2,389.8	2,447.3
2017 promissory notes, net of unamortized discount of $— and $1.5	—	631.3
TRL-2023 term loan, net of unamortized discount of $0.7 and $—	1,044.9	323.4
TILC warehouse facility	751.5	584.6
Other equipment financing	48.9	50.0
	4,235.1	4,036.6
Less: unamortized debt issuance costs	(17.9)	(15.3)
	4,217.2	4,021.3
Partially-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	1,045.3	1,076.8
Less: unamortized debt issuance costs	(3.8)	(5.0)
	1,041.5	1,071.8
Total non-recourse debt	5,258.7	5,093.1
Total debt	$5,856.8	$5,690.9
Estimated Fair Value of Debt – The estimated fair value of our 7.75% senior notes due 2028 ("Senior Notes due 2028") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of June 30, 2025, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The estimated fair values of our debt are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Level 2	$624.8	$623.2
Level 3	$3,368.6	$3,430.5
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the six months ended June 30, 2025, there were total borrowings of $75.0 million and total repayments of $75.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $4.4 million, leaving $595.6 million available for borrowing as of June 30, 2025. Our outstanding letters of credit as of June 30, 2025 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 5.90% as of June 30, 2025. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.20% as of June 30, 2025).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2025, we were in compliance with all such financial covenants.

TILC Warehouse Loan Facility – TILC has a $800.0 million warehouse loan facility to finance railcars owned by TILC. During the six months ended June 30, 2025, we had total borrowings of $265.4 million and total repayments of $98.5 million under the TILC warehouse loan facility. The entire unused facility amount of $48.5 million was available as of June 30, 2025 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 6.07% at June 30, 2025.
TRL-2023 Term Loan – In April 2025, TRL-2023, a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, entered into an amended and restated term loan agreement (the “TRL-2023 term loan agreement”) to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. We incurred $5.6 million in debt issuance costs, which will be amortized to interest expense over the term of the TRL-2023 term loan. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2023. Net proceeds received from the transaction were used to redeem in full the outstanding borrowings of approximately $616.0 million under TRL-2017, as described below; to repay approximately $75.8 million of borrowings under TILC's warehouse loan facility; and for general corporate purposes.
Redemption of TRL-2017 Promissory Notes – In April 2025, with the net proceeds of the TRL-2023 term loan agreement described above, we redeemed in full the TRL-2017 promissory notes (the "2017 Promissory Notes"), of which $616.0 million was outstanding at the redemption date. The interest rate for the 2017 Promissory Notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%. In connection with the redemption of the 2017 Promissory Notes, during the three and six months ended June 30, 2025, we recognized a loss on extinguishment of debt of $0.8 million, which included the write-off of unamortized debt issuance costs and other direct costs associated with the extinguishment. This charge is reflected in the interest expense, net line of our Consolidated Statements of Operations.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 9 of our 2024 Annual Report on Form 10-K.
Note 9. Income Taxes
The effective tax rates from continuing operations for the three and six months ended June 30, 2025 were expenses of 15.8% and 18.4%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the benefit of tax credits purchased at a discount and the benefit of noncontrolling interest for which we do not provide income taxes, partially offset by state income taxes and other permanent differences.
The effective tax rates from continuing operations for the three and six months ended June 30, 2024 were expenses of 22.7% and 23.8%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws enacted in the second quarter.
Deferred income taxes related to railcars in our lease fleet were $1.1 billion as of both June 30, 2025 and December 31, 2024.
The Inflation Reduction Act of 2022 allows a company to purchase transferable tax credits. During the three and six months ended June 30, 2025, we purchased $40.0 million in tax credits for approximately $38.4 million in cash. These credits were used to offset the Company’s federal income tax liability for 2024, which resulted in the recognition of a tax benefit of $1.6 million for the three and six months ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. The Act includes multiple business tax provisions, including the reinstatement of 100% bonus depreciation and a change in the calculation of deductible interest expense. We are currently evaluating the impact of these provisions on our overall financial position.

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the six months ended June 30, 2025 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)

Balances at December 31, 2024	$(3.0)	$(1.2)	$(4.2)
Other comprehensive loss, net of tax, before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from AOCI, net of tax benefit of $0.5, $—, and $0.5	1.7	—	1.7
Less: noncontrolling interest	(0.2)	—	(0.2)
Other comprehensive income (loss)	—	—	—
Balances at June 30, 2025	$(3.0)	$(1.2)	$(4.2)
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
Note 11. Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.4 million and $10.7 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense totaled approximately $5.9 million and $10.6 million for the three and six months ended June 30, 2024, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2025:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	454,657	$26.96
Restricted stock awards	28,388	$26.95
Performance units	225,192	$32.73
The fair value of restricted stock units and restricted stock awards ("RSAs") granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the six months ended June 30, 2025 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield. For the performance units granted during the six months ended June 30, 2025 for which the payout is based on return on equity, the fair value is based on the Company's closing stock price on the date of grant, adjusted to exclude the cumulative value of dividends over the three-year vesting period as these units do not earn dividend equivalents.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Income from continuing operations	$21.9	$58.1	$50.9	$89.8
Less: Net income attributable to noncontrolling interest	(5.9)	(2.0)	(10.9)	(5.7)
Net income from continuing operations attributable to Trinity Industries, Inc.	16.0	56.1	40.0	84.1
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(1.9)	(1.7)	(3.8)	(6.0)
Net income attributable to Trinity Industries, Inc.	$14.1	$54.4	$36.2	$78.1

Basic weighted average shares outstanding	81.3	82.4	81.4	81.7
Effect of dilutive securities	1.6	1.7	2.0	1.7
Diluted weighted average shares outstanding	82.9	84.1	83.4	83.4

Basic earnings per common share:
Income from continuing operations	$0.20	$0.68	$0.49	$1.03
Loss from discontinued operations	(0.02)	(0.02)	(0.05)	(0.07)
Net income attributable to Trinity Industries, Inc.	$0.17	$0.66	$0.44	$0.96
Diluted earnings per common share:
Income from continuing operations	$0.19	$0.67	$0.48	$1.01
Loss from discontinued operations	(0.02)	(0.02)	(0.05)	(0.07)
Net income attributable to Trinity Industries, Inc.	$0.17	$0.65	$0.43	$0.94

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.3	0.2	0.1	0.2
Antidilutive stock options	—	—	—	—
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.

Note 13. Contingencies
East Palestine, OH Train Derailment
As previously disclosed, on February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. TILC has been named in various actions associated with this incident. TILC was the owner of one tank car cited in these actions, which was leased to a third party, who is also a third-party defendant in these matters. Developments in these proceedings since the filing of our Quarterly Report on Form 10-Q for the period ending March 31, 2025 include those described below.
On July 9, 2025, plaintiffs dismissed all claims against TILC, without prejudice, in the previously disclosed litigation styled as Ambridge Area School District, et al. v. Norfolk Southern Corporation, et al., Case No. 2:23-cv-01530-CB, in the United States District Court for the Western District of Pennsylvania.
On June 20, 2025, TILC filed its motion to dismiss in the previously disclosed litigation styled as Josh Hickman, et al. v. Norfolk Southern Railway Company, et al., Case No. 25CV-01-859, in the Court of Common Pleas, Franklin County, Ohio, and in the previously disclosed litigation styled as Gregory Taylor, et al. v. Norfolk Southern Railway Company, et al., assigned Case No. 25CV-02-858, in the Court of Common Pleas, Franklin County, Ohio.
On May 28, 2025, TILC filed its preliminary objections in the previously disclosed litigation styled as Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 250200415, in the Court of Common Pleas, Philadelphia County, Pennsylvania.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $7.7 million to $18.8 million. At June 30, 2025, total accruals of $8.4 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Executive Summary
Cyclical, Seasonal and Other Trends Impacting Our Business
General Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production. We continue to actively monitor trade policy and tariff announcements and the potential impacts to our business. Uncertainty in the macroeconomic environment is negatively impacting our results of operations and demand for new railcars. We remain focused on minimizing impacts to our supply chain resulting from these announcements and any future developments.
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
Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2025 were $1,091.6 million, representing a decrease of 33.9%, compared to the six months ended June 30, 2024. Our operating profit for the six months ended June 30, 2025 was $195.2 million, representing a decrease of 24.1%, compared to $257.1 million for the six months ended June 30, 2024.
•The Leasing Group's lease fleet of 111,545 company-owned railcars was 96.8% utilized as of June 30, 2025, compared to a lease fleet utilization of 96.9% on 109,365 company-owned railcars as of June 30, 2024. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the six months ended June 30, 2025, we made a net fleet investment of approximately $232.7 million, which primarily includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at June 30, 2025 was $2.0 billion, compared to $2.7 billion at June 30, 2024. The Rail Products Group received orders for 3,005 railcars and deliveries of 4,875 railcars in the six months ended June 30, 2025, in comparison to orders for 4,375 railcars and deliveries of 9,450 railcars in the six months ended June 30, 2024.
◦Deliveries in the six months ended June 30, 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.

(1) Dividend yield is calculated as dividends declared for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the six months ended June 30, 2025 and 2024.
Capital Structure Updates
TRL-2023 Term Loan – In April 2025, Trinity Rail Leasing 2023 LLC (“TRL-2023”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company (“TILC”), entered into an amended and restated term loan agreement to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. Net proceeds received from the transaction were used to redeem in full the outstanding borrowings of approximately $616.0 million under Trinity Rail Leasing 2017, LLC (“TRL-2017”); to repay approximately $75.8 million of borrowings under TILC's warehouse loan facility; and for general corporate purposes. The interest rate for the TRL-2017 promissory notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Litigation Updates
See Note 13 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues	$506.2	$841.4	$1,091.6	$1,651.0
Cost of revenues	372.8	662.4	816.0	1,307.3
Selling, engineering, and administrative expenses	49.4	61.3	99.4	113.6
Gains on dispositions of property	11.4	24.2	19.0	27.0
Total operating profit	95.4	141.9	195.2	257.1
Interest expense, net	67.7	70.1	133.8	139.2
Other, net	1.7	(3.4)	(1.0)	—
Income from continuing operations before income taxes	26.0	75.2	62.4	117.9
Provision (benefit) for income taxes	4.1	17.1	11.5	28.1
Income from continuing operations	$21.9	$58.1	$50.9	$89.8

Revenues
The tables below present revenues by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$302.1	$0.3	$302.4	7.5%
Rail Products Group	204.1	89.4	293.5	(53.7)%
Segment Totals	506.2	89.7	595.9	(34.9)%
Eliminations	—	(89.7)	(89.7)
Consolidated Total	$506.2	$—	$506.2	(39.8)%

	Three Months Ended June 30, 2024
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$280.5	$0.9	$281.4
Rail Products Group	560.9	73.3	634.2
Segment Totals	841.4	74.2	915.6
Eliminations	—	(74.2)	(74.2)
Consolidated Total	$841.4	$—	$841.4

	Six Months Ended June 30, 2025
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$589.3	$0.5	$589.8	4.1%
Rail Products Group	502.3	211.7	714.0	(45.1)%
Segment Totals	1,091.6	212.2	1,303.8	(30.2)%
Eliminations	—	(212.2)	(212.2)
Consolidated Total	$1,091.6	$—	$1,091.6	(33.9)%

	Six Months Ended June 30, 2024
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$564.8	$1.8	$566.6
Rail Products Group	1,086.2	215.4	1,301.6
Segment Totals	1,651.0	217.2	1,868.2
Eliminations	—	(217.2)	(217.2)
Consolidated Total	$1,651.0	$—	$1,651.0

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Railcar Leasing and Services Group (1)	$183.8	$153.4	$366.7	$338.3
Rail Products Group	284.6	583.8	679.2	1,207.4
Segment Totals	468.4	737.2	1,045.9	1,545.7
Corporate and other	26.5	33.3	50.9	59.8
Eliminations	(84.1)	(71.0)	(200.4)	(211.6)
Consolidated Total	$410.8	$699.5	$896.4	$1,393.9
(1) Includes gains on lease portfolio sales of $7.8 million and $22.7 million for the three months ended June 30, 2025 and 2024, respectively. Includes gains on lease portfolio sales of $13.7 million and $24.8 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Railcar Leasing and Services Group	$118.6	$128.0	$223.1	$228.3
Rail Products Group	8.9	50.4	34.8	94.2
Segment Totals	127.5	178.4	257.9	322.5
Corporate and other	(26.5)	(33.3)	(50.9)	(59.8)
Eliminations	(5.6)	(3.2)	(11.8)	(5.6)
Consolidated Total	$95.4	$141.9	$195.2	$257.1
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2025 were $506.2 million, representing a decrease of $335.2 million, or 39.8%, over the prior year period. Our revenues for the six months ended June 30, 2025 were $1,091.6 million, representing a decrease of $559.4 million, or 33.9%, over the prior year period. These decreases were primarily due to lower external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2025 was $372.8 million, representing a decrease of $289.6 million, or 43.7%, over the prior year period. Our cost of revenues for the six months ended June 30, 2025 was $816.0 million, representing a decrease of $491.3 million, or 37.6%, over the prior year period. These decreases were primarily due to lower external deliveries in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the three months ended June 30, 2025 were $49.4 million, representing a decrease of $11.9 million, or 19.4%, when compared to the prior year period. Selling, engineering, and administrative expenses for the six months ended June 30, 2025 were $99.4 million, representing a decrease of $14.2 million, or 12.5%, when compared to the prior year period. These decreases were primarily due to lower employee-related costs, including incentive-based compensation, and lower consulting costs.
Gains on dispositions of property – Gains on dispositions of property decreased by $12.8 million and $8.0 million for the three and six months ended June 30, 2025, respectively, when compared to the prior year periods primarily due to lower gains on lease portfolio sales.

Operating profit – Operating profit for the three months ended June 30, 2025 totaled $95.4 million, representing a decrease of $46.5 million, or 32.8%, from the prior year period. Operating profit for the six months ended June 30, 2025 totaled $195.2 million, representing a decrease of $61.9 million, or 24.1%, from the prior year period. These decreases were primarily due to lower external deliveries in the Rail Products Group, lower gains on lease portfolio sales, and costs associated with workforce reductions, partially offset by lower selling, engineering, and administrative expenses.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended June 30, 2025 totaled $67.7 million, compared to $70.1 million for the three months ended June 30, 2024 primarily driven by lower interest rates and lower average debt in 2025. Interest expense, net for the six months ended June 30, 2025 totaled $133.8 million, compared to $139.2 million for the six months ended June 30, 2024 primarily driven by lower interest rates, partially offset by higher average debt in 2025. Additionally, interest expense, net includes a loss on extinguishment of debt of $0.8 million for the three and six months ended June 30, 2025, compared to $1.5 million for the three and six months ended June 30, 2024.
Income taxes – The effective tax rates from continuing operations for the three and six months ended June 30, 2025 were expenses of 15.8% and 18.4%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the benefit of tax credits purchased at a discount and the benefit of noncontrolling interest for which we do not provide income taxes, partially offset by state income taxes and other permanent differences. See Note 9 for further information regarding the purchase of transferable tax credits.
The effective tax rates from continuing operations for the three and six months ended June 30, 2024 were expenses of 22.7% and 23.8%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by the benefit of noncontrolling interest for which we do not provide income taxes, excess tax benefits associated with equity-based compensation, and changes in state tax laws enacted in the second quarter.

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$233.5	$221.9	5.2%	$452.5	$430.9	5.0%
Maintenance services (1)	59.3	49.0	21.0%	118.5	114.2	3.8%
Digital and logistics services	9.6	10.5	(8.6)%	18.8	21.5	(12.6)%
Total revenues	$302.4	$281.4	7.5%	$589.8	$566.6	4.1%

Cost of revenues (2)	$179.0	$157.4	13.7%	350.8	327.0	7.3%
Selling, engineering, and administrative expenses	13.9	20.0	(30.5)%	32.6	38.1	(14.4)%
Gains on dispositions of property:
Lease portfolio sales	7.8	22.7	*	13.7	24.8	*
Other	1.3	1.3	*	3.0	2.0	*
Total operating profit	$118.6	$128.0	(7.3)%	$223.1	$228.3	(2.3)%
Total operating profit margin	39.2%	45.5%		37.8%	40.3%
Total operating profit margin, excluding lease portfolio sales	36.6%	37.4%		35.5%	35.9%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$61.8	$60.1	2.8%	$122.9	$120.0	2.4%
Maintenance and compliance expense (5)	$43.1	$35.0	23.1%	$81.1	$65.4	24.0%
Other fleet operating costs (6)	$9.8	$8.1	21.0%	$17.8	$15.8	12.7%
Interest expense (7)	$58.0	$60.4	(4.0)%	$114.4	$117.8	(2.9)%
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
(6) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Lease portfolio sales	$29.3	$162.5	$63.0	$186.7
Operating profit on lease portfolio sales	$7.8	$22.7	$13.7	$24.8
Operating profit margin on lease portfolio sales	26.6%	14.0%	21.7%	13.3%

Total revenues for the Railcar Leasing and Services Group increased by 7.5% and 4.1% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. Leasing and management revenues increased by 5.2% and 5.0% for the three and six months ended June 30, 2025, respectively, when compared to the prior year periods, primarily due to higher lease rates.
Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business increased by 21.0% and 3.8% for the three and six months ended June 30, 2025, respectively, when compared to the prior year periods as a result of favorable pricing on, and the mix of, repairs completed for third parties. The increase in revenues for the six months ended June 30, 2025 was partially offset by a lower volume of external repairs.
Cost of revenues for the Railcar Leasing and Services Group increased by 13.7% and 7.3% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods primarily due to higher maintenance and compliance costs for the lease fleet, as well as the mix of external repairs in our maintenance services business. Cost of revenues for the six months ended June 30, 2025 was partially offset by a lower volume of external repairs, including the impact of weather disruptions, in our maintenance services business.
Leasing Group operating profit decreased by 7.3% and 2.3% for the three and six months ended June 30, 2025, respectively, when compared to the prior year periods. These decreases were primarily due to lower gains on lease portfolio sales and higher maintenance and compliance costs for the lease fleet, partially offset by higher lease rates, as well as favorable pricing on external repairs in the maintenance services business.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2025	June 30, 2024
Number of railcars:
Wholly-owned (1)	88,285	85,825
Partially-owned	23,260	23,540
	111,545	109,365
Investor-owned	34,205	34,305
	145,750	143,670
Company-owned railcars (2):
Average age in years	14.1	13.5
Average remaining lease term in years	2.9	2.8
Fleet utilization	96.8%	96.9%
(1) Includes 2,230 railcars and 2,490 railcars under leased-in arrangements as of June 30, 2025 and 2024, respectively.
(2) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$262.8	$605.6	(56.6)%	$650.6	$1,244.8	(47.7)%
Parts & components	30.7	28.6	7.3%	63.4	56.8	11.6%
Total revenues	$293.5	$634.2	(53.7)%	$714.0	$1,301.6	(45.1)%

Operating costs:
Cost of revenues	277.9	576.0	(51.8)%	665.6	1,191.9	(44.2)%
Selling, engineering, and administrative expenses	6.7	7.8	(14.1)%	13.6	15.5	(12.3)%
Operating profit	$8.9	$50.4	(82.3)%	$34.8	$94.2	(63.1)%
Operating profit margin	3.0%	7.9%		4.9%	7.2%
(1) Includes sustainable railcar conversion revenues of $2.1 million, representing 25 railcars, for the three and six months ended June 30, 2025. Includes sustainable railcar conversion revenues of $14.4 million, representing 195 railcars, for the three months ended June 30, 2024 and sustainable railcar conversion revenues of $64.6 million, representing 870 railcars, for the six months ended June 30, 2024.
Revenues for the Rail Products Group decreased for the three and six months ended June 30, 2025 by 53.7% and 45.1%, respectively, when compared to the prior year periods. Cost of revenues for the Rail Products Group decreased for the three and six months ended June 30, 2025 by 51.8% and 44.2%, respectively, when compared to the prior year periods. These decreases were primarily due to lower deliveries.
Operating profit for the Rail Products Group decreased for the three and six months ended June 30, 2025 by 82.3% and 63.1%, respectively, when compared to the prior year periods primarily due to lower deliveries, reduced absorption due to lower production volumes, and costs associated with workforce reductions.
Information related to our Rail Products Group backlog of new railcars is set forth below.

	June 30,
	2025	2024	Percent
	(in millions)		Change
External customers	$1,686.4	$2,281.1
Leasing Group	273.4	402.1
Total	$1,959.8	$2,683.2	(27.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	Percent
	(in units, $ in whole dollars)				Change
Beginning balance	13,640	23,075	16,005	25,890
Orders received	2,310	2,495	3,005	4,375	(31.3)%
Deliveries (1)	(1,815)	(4,755)	(4,875)	(9,450)	(48.4)%
Ending balance	14,135	20,815	14,135	20,815	(32.1)%
Average selling price in ending backlog			$138,649	$128,907	7.6%
(1) Deliveries for the six months ended June 30, 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
Total backlog dollars decreased by 27.0% when compared to the prior year period. We expect to deliver approximately 36.7% of our railcar backlog value during the remaining six months of 2025 and 24.7% during 2026, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to change their procurement decision.

Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Revenues:
New railcars	$81.0	$64.5	$194.8	$199.7
Sustainable railcar conversions	$—	$—	$—	$0.4
Parts & components	$8.4	$8.8	$16.9	$15.3

Deferred profit	$5.6	$3.5	$11.8	$5.6

Number of new railcars (in units)	530	505	1,360	1,600
Number of sustainable railcar conversions (in units)	—	—	—	5
Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent	2025	2024	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$28.8	$33.5	(14.0)%	$53.2	$60.0	(11.3)%
Gains on dispositions of property	(2.3)	(0.2)	*	(2.3)	(0.2)	*
Operating loss	$(26.5)	$(33.3)	(20.4)%	$(50.9)	$(59.8)	(14.9)%
Selling, engineering, and administrative expenses for the three and six months ended June 30, 2025 decreased by 14.0% and 11.3%, respectively, when compared to the prior year periods primarily from lower employee-related costs, including incentive-based compensation, and lower consulting costs, partially offset by costs associated with workforce reductions. Total operating costs for all periods presented were favorably impacted by gains associated with the disposition of non-operating facilities.

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
As of June 30, 2025, we have total committed liquidity of $791.8 million. Our total available liquidity includes: $147.7 million of unrestricted cash and cash equivalents; $595.6 million unused and available under our revolving credit facility; and $48.5 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. The Act includes multiple business tax provisions, including the reinstatement of 100% bonus depreciation and a change in the calculation of deductible interest expense. We are currently evaluating the impact of these provisions on our overall financial position; however, we preliminarily expect a positive impact on our operating cash flows as a result of the expected refund of estimated tax payments previously made, as well as lower cash tax outlays in both the current and future years.
Liquidity Highlights
TRL-2023 Term Loan – In April 2025, TRL-2023 entered into an amended and restated term loan agreement to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. Net proceeds received from the transaction were used to redeem the outstanding borrowings of TRL-2017, to repay borrowings under TILC's warehouse loan facility, and for general corporate purposes.
Redemption of TRL-2017 Promissory Notes – In April 2025, we redeemed in full the TRL-2017 promissory notes, of which $616.0 million was outstanding at the redemption date. The interest rate for the TRL-2017 promissory notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%.
See Note 8 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash flows from continuing operations:
Operating activities	$141.9	$299.7
Investing activities	(242.1)	(55.9)
Financing activities	44.9	(108.7)
Net cash flows from discontinued operations	(3.8)	(6.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(59.1)	$129.1

Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2025 was $141.9 million compared to net cash provided by operating activities from continuing operations of $299.7 million for the six months ended June 30, 2024. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2025	2024
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$76.0	$36.5
(Increase) decrease in income tax receivable	(18.0)	0.6
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(109.9)	32.4
Changes in operating assets and liabilities	$(51.9)	$69.5
The changes in our operating assets and liabilities resulted in a net use of $51.9 million for the six months ended June 30, 2025, as compared to a net source of $69.5 million for the six months ended June 30, 2024. The changes in operating assets and liabilities were impacted primarily by the purchase of tax credits for $38.4 million in the current year period, payments of incentive-based compensation during the six months ended June 30, 2025 that were accrued as of December 31, 2024, and the timing of customer deposits for new railcar orders.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025 was $242.1 million compared to $55.9 million of net cash used in investing activities for the six months ended June 30, 2024. Significant investing activities are as follows:
•We made a net fleet investment of $232.7 million during the six months ended June 30, 2025, compared to $46.0 million in the prior year period primarily due to higher proceeds from lease portfolio sales in the prior year period and the timing of fleet additions. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2025 was $44.9 million compared to $108.7 million of net cash used in financing activities for the six months ended June 30, 2024. Significant financing activities are as follows:
•During the six months ended June 30, 2025, we had total debt repayments of $904.9 million and total borrowings of $1,065.0 million, for net proceeds of $160.1 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes. During the six months ended June 30, 2024, we had total repayments of $1,759.9 million and total borrowings of $1,722.2 million, for net repayments of $37.7 million, primarily from the redemption of corporate debt, partially offset by debt proceeds to support our investment in the lease fleet and for general corporate purposes.
•We paid $50.4 million and $47.2 million in dividends to our common stockholders during the six months ended June 30, 2025 and 2024, respectively.
•During the six months ended June 30, 2025, we repurchased common stock totaling $39.0 million, resulting in a remaining authorization to repurchase up to $189.8 million of our common stock under the share repurchase program as of June 30, 2025. Certain shares of stock repurchased during June 2025, totaling $0.2 million, were cash settled in July 2025 in accordance with normal settlement practices. During the six months ended June 30, 2024, we repurchased common stock totaling $0.9 million under the share repurchase program.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at June 30, 2025
Maximum leverage (1)	No greater than 3.75 to 1.00	1.85
Minimum interest coverage (2)	No less than 2.25 to 1.00	5.98
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2025.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2025.
As of June 30, 2025, we were in compliance with all such financial covenants. Please refer to Note 8 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2025, we anticipate a net fleet investment of between $250 million and $350 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $45 million and $55 million for the full year 2025.
Off Balance Sheet Arrangements
As of June 30, 2025, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $4.4 million, which support performance bonds related to certain railcar orders. See Note 8 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million to satisfy a liquidity reserve requirement associated with our TILC warehouse loan facility, which renews by its terms each year.
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

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities – continuing operations	$141.9	$299.7
Net gains on lease portfolio sales	13.7	24.8
Cash flow from operations with net gains on lease portfolio sales	$155.6	$324.5
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2025, there have been no material changes to our contractual obligations from December 31, 2024.
•In April 2025, we entered into an amended and restated term loan agreement to increase the aggregate amount of the TRL-2023 term loan from $323.4 million as of December 31, 2024 to $1.05 billion and to extend the maturity date to April 30, 2030.
•In April 2025, we redeemed in full the TRL-2017 promissory notes, of which $632.8 million was outstanding as of December 31, 2024.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2024 as set forth in Item 7A of our 2024 Annual Report on Form 10-K. Refer to Note 3 and Note 8 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and six months ended June 30, 2025.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2025 through April 30, 2025	241	$25.22	—	$220.8
May 1, 2025 through May 31, 2025	1,020,445	$25.94	731,000	$202.1
June 1, 2025 through June 30, 2025	468,675	$26.26	467,795	$189.8
Total	1,489,361		1,198,795
(1) These columns include the following transactions during the three months ended June 30, 2025: (i) the surrender to the Company of 290,498 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 68 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 1,198,795 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 1,198,795 shares under the share repurchase program during the three months ended June 30, 2025, at a cost of approximately $31.0 million, resulting in a remaining authorization to repurchase up to $189.8 million of its common stock under the share repurchase program as of June 30, 2025. Certain shares of stock repurchased during June 2025, totaling $0.2 million, were cash settled in July 2025 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Amended and Restated Term Loan Agreement dated as of April 30, 2025, among Trinity Rail Leasing 2023 LLC; the Lenders; Wells Fargo Bank, National Association, as Administrative Agent for the Lenders; U.S. Bank Trust Company, National Association, as Collateral Agent, and U.S. Bank National Association, as Depositary (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025).

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
July 31, 2025