Form 10-K
period 2025-12-31
TRINITY INDUSTRIES INC
filed 2026-02-19
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was $2,167.6 million.
At February 12, 2026, the number of shares of common stock, $0.01 par value, outstanding was 79,839,720.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2026 Proxy Statement.

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
•changing technologies, including our ability to effectively integrate artificial intelligence ("AI") into our business;
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
Railcar Leasing and Services Group. Our Railcar Leasing and Services Group ("Leasing Group") is a leading provider in North America of comprehensive railcar industry services. Through wholly-owned subsidiaries, including Trinity Industries Leasing Company ("TILC"), and a partially-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”), we primarily offer full-service operating leases for freight and tank railcars. Previously, RIV 2013 Rail Holdings LLC ("RIV 2013") was a partially-owned subsidiary in the Leasing Group. In December 2025, as a result of a railcar partnership restructuring, RIV 2013 is now a wholly-owned subsidiary in the Leasing Group. See Note 6 of the Consolidated Financial Statements for additional information regarding this transaction.
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
We offer a full range of services to support the maintenance needs of our leased railcar fleet and our customers' railcars. Our flexible solutions include field inspections and comprehensive compliance testing; standard repairs and maintenance; and specialized cleaning, inspection, and testing at multiple facilities in the U.S. We provide modification capabilities and assist in transitioning railcars to new industry standards. We believe that our maintenance services capabilities extend and enhance our ability to serve our lease fleet and our customers. We compete in the North American market against numerous maintenance services providers.
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
As of December 31, 2025, the lease fleet of our subsidiaries included 101,485 railcars that were 97.1% utilized, of which 99,255 railcars were owned by TILC or its affiliates and 2,230 railcars were under leased-in arrangements and are not reflected in the property, plant, and equipment amounts reported on our Consolidated Balance Sheets. Railcars under management, including those owned by third-party investors, totaled 146,270 railcars.
Lease Fleet Diversification
The following charts provide additional information with respect to the number of railcars in our lease fleet.
(1) Approximately 6,235 railcars were transferred from partially-owned to wholly-owned related to the acquisition of the noncontrolling interest in RIV 2013 as of December 31, 2025. Approximately 10,850 railcars were transferred from partially-owned to investor-owned related to the divestiture of Triumph Rail Holdings LLC as of December 31, 2025. See Note 6 of the Consolidated Financial Statements for more information on these transactions.
(2) Data presented in this chart includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements, which totaled 101,485 railcars as of December 31, 2025.

Rail Products Group. Through wholly-owned subsidiaries with facilities in the U.S. and Mexico, our Rail Products Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo. Additionally, our Rail Products Group offers a sustainable railcar conversion program whereby certain tank cars and freight cars are converted or upgraded to better meet changing market demands. Our parts and components business provides complementary rail-related offerings, including manufacturing and distributing new, refurbished, and replacement parts. We believe our Rail Products Group's diversified manufacturing capabilities enable us to capitalize on changing industry trends and developing opportunities.
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
The principal material used in railcar manufacturing is steel. During 2025, the supply of steel was sufficient to support our manufacturing requirements. Steel prices are subject to volatility and are a major component of our cost of revenues. We typically use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to reduce the impact of plate and coil steel price volatility on our operating profit. However, volatility in steel prices impacts the cost of certain railcar components, and higher steel prices could reduce demand for new railcars. As a result of disruptions in the global supply chain, we have, from time to time, experienced shortages of materials used to manufacture or repair certain railcar types. Such challenges could negatively impact our operations or our ability to timely deliver railcars to our customers. We actively monitor our supply chain and take appropriate steps within our control to mitigate the potential impacts on our production schedules and delivery timelines.
Human Capital.
The following table presents the approximate headcount breakdown of employees by reportable segment as of December 31, 2025:

Railcar Leasing and Services Group	1,650
Rail Products Group	3,880
Corporate and Enterprise Support	580
6,110
As of December 31, 2025, approximately 2,650 employees were employed in the U.S. and 3,460 were employed in Mexico. Additional information on our human capital programs and initiatives is included in our Corporate Social Responsibility Report, which is available on our website. Information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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
Workforce Talent. We are committed to attracting and retaining highly skilled and diverse employees and are proud that our workforce is made up of talented people with a variety of backgrounds and experiences. We strive to uphold this commitment throughout the Company, including through all stages of our human resources process, from recruitment and hiring to talent retention.
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
Human Rights. We are committed to respecting human rights throughout all our operations, and seek to provide respect, dignity, and fair wages for our employees and contractors. We strive to ensure that the products and services provided by the Company and our third-party business partners are ethically sourced and do not breach human rights laws in countries in which they originate nor the internationally recognized human rights framed under the Universal Declaration of Human Rights and the relevant sections of the UN Guiding Principles on Business and Human Rights. These commitments are formalized and enforced through our Labor and Human Rights Policy, as well as our Code of Business Conduct and Ethics.
Information about our Executive Officers.
The following table sets forth the names and ages of all of our executive officers, positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2026.

Name	Age	Office	Officer Since
E. Jean Savage	62	Chief Executive Officer and President	2020
Eric R. Marchetto	56	Executive Vice President and Chief Financial Officer	2001
Scott M. Ewing	53	Executive Vice President and Chief Legal Officer	2020
Christina N. Maldonado	43	Vice President and Chief Accounting Officer	2024
Kevin Poet	59	Executive Vice President, Operations and Support Services	2020
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

Governance. Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity in backgrounds and expertise, independence, and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations. The Corporate Governance and Directors Nominating Committee of our Board oversees (i) the process and preparation of the Company's Corporate Social Responsibility Report and (ii) the actions and steps taken towards the Company's environmental, social, and governance goals. The Finance and Risk Committee has the responsibility to review and assess risk exposure related to the Company's operations, including safety, environmental, financial, contingent liabilities, and other risks material to the Company. The Audit Committee oversees the Company’s policies and procedures relating to risk assessment, management, and mitigation.
Green Financing Framework. As part of our sustainability efforts, the Company updated its Green Financing Framework in June 2025 supported by a second-party opinion from Sustainalytics, a Morningstar Company and a globally-recognized provider of environmental, social, and governance research, ratings, and data. The Green Financing Framework enhances the Company’s sustainability strategy by contributing to a more resource-efficient economy through the financing of railcar assets that contribute to reducing the overall environmental footprint of the transportation industry.
In accordance with the International Capital Market Association's Green Bond Principles, 2021 and the Loan Syndications and Green Loan Principles 2025 administered by the Loan Market Association, the Asia Pacific Loan Market Association, and the Loan Syndications and Trading Association, TILC manages and reports on eligible projects and assets to existing debt holders. The Green Financing Framework enables Trinity’s leasing company to issue green financing instruments, including green non-recourse bonds and green loans, supported by green eligible railcar assets. Under the existing framework, TILC has over $4 billion of outstanding railcar-related debt that qualifies for the Green Financing designation.
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
While the business cycles of the various end markets we serve may not typically coincide, an economic downturn could affect disparate cycles simultaneously. The railcar industry has previously experienced sharp cyclical downturns and at such times operated with minimal backlog. As a result of the current macroeconomic environment, the North American railcar industry is experiencing reduced order volumes and backlog. The impacts of such an economic downturn may magnify the adverse effect on our business.
Shortages of skilled labor and/or qualified employees could impact our operations.
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
The majority of our railcars are manufactured in Mexico. Our Mexico operations and other operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic change or instability, criminal activities or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. We cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold in the U.S., and the transportation and import of such products may be disrupted. The countries in which we operate, including Canada and Mexico, have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations, affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, tariffs, or duties on imports imposed by the U.S. government and agencies – including, but not limited to, tariffs imposed under Section 232 of the Trade Expansion Act of 1962, Section 301 of the Trade Act of 1974, or the International Emergency Economic Powers Act (IEEPA) – or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results.
We face aggressive competition in the end markets we serve. In addition to price, we face competition in respect to product performance and innovation, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

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
Changes in the availability, price, and demand for steel could lower our margins and profitability.
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
We rely on information technology infrastructure and architecture, including hardware, network, software, people, and processes, provided both internally and by third‑party service providers to deliver the secure, reliable, and confidential information necessary to conduct our business. This includes correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. Any material failure or interruption of service, including potential disruption from periodic financial or operating system upgrades, could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data privacy and protection laws, rules, and regulations, and result in negative impacts to our market share, operations, profitability, and reputation.
We face risks related to cybersecurity attacks and other breaches of our information systems and technology, including those arising from our deployment and use of artificial intelligence ("AI") tools.
We rely on the proper functioning and availability of our information technology systems, some of which are dependent on services provided by third parties, in operating our business. It is important that the data processed by these systems remains confidential, as it often includes sensitive information relating to our business, customers, employees, and vendors. As with most companies, we are subject to attempted cybersecurity disruptions and intrusions, and we expect such attempts to continue. At times, certain of our vendors have suffered cybersecurity breaches. These incidents have not had a material adverse impact on our operations, and, to date, the Company has not experienced a material information security breach itself. However, failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks or other security breaches could expose us, our vendors, or our customers to a risk of loss or misuse of such information, adversely affect our operating and financial results, restrict or prevent operations or financial reporting, result in litigation, potential liability, or regulatory risk and otherwise harm our business. Likewise, data privacy breaches from our systems could expose personally identifiable information of our employees or contractors, sensitive customer data, or vendor data to unauthorized persons, adversely impacting our customer service, employee relationships, and our reputation. Our use of AI tools in our business may introduce new or enhanced cybersecurity and data‑integrity risks, including vulnerabilities related to data inputs, model outputs, and reliance on third‑party AI platforms. Any failure of these AI systems, or any exploitation of AI‑related vulnerabilities, could increase the likelihood or impact of unauthorized access, data loss, or other security incidents. Information technology security threats to network and data security are increasing in frequency and sophistication, and cyberattacks pose a risk to the security of our information technology systems, including those of third-party service providers with whom we have contracted, as well as the confidentiality, integrity, and availability of the data stored on those systems. We maintain an information security program, which consists of safeguards, procedures, and controls to mitigate such risks. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, there can be no guarantee that we, or third-party service providers with whom we have contracted, will be able to prevent or mitigate all such data breaches or cyberattacks. While we have significant security processes and initiatives in place, we may be unable to fully detect, mitigate or protect against a material breach or disruption in the future. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Data we collect, store, and process is subject to a variety of U.S. and international laws and regulations. Any breach in our information technology security systems that results in the disclosure or misuse of sensitive or confidential information or any failure to comply with data privacy laws and regulations could result in significant penalties, fines, legal liability, and reputational harm. Further, we may incur large expenditures to investigate or remediate the impacts of such breaches, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

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
We have indebtedness both at the parent level and at the subsidiary level. Our level of indebtedness could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness and notes. As a result of our debt and debt service obligations, we face increased risks regarding, among other things, the following: (i) borrowing additional amounts or refinancing existing indebtedness may be limited or more costly; (ii) our available cash flow after satisfying our debt obligations due to a portion of our cash flow being needed to pay principal and interest on our debt; (iii) being at a competitive disadvantage relative to our competitors that have greater financial resources or more flexible capital structures than us; (iv) our exposure to increased interest rates for our borrowings that are at variable interest rates; (v) restrictive covenants under our indebtedness restricting our financial and operating flexibility; and (vi) although the parent entity has not secured any debt with its assets, our subsidiaries that have issued debt have pledged their specific assets to secure such indebtedness, and such assets could be foreclosed upon in connection with an event of default.
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
In response to scientific and political consensus, legislation and new rules to regulate emission of GHGs have been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While the Company cannot assess the direct impact of these or other potential regulations, we do recognize that climate change and any related protocols could affect demand for our products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include increased frequency, intensity, and duration of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. There may be other unforeseen impacts of climate change that could have a material adverse effect on our business, operations, and results. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.

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
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies, including both domestic and foreign tariffs, could adversely affect our business and operating results.
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
Assessing, Identifying, and Managing Material Risks
Trinity’s IRM program is aligned to the National Institute of Science and Technology (“NIST”) Cybersecurity Framework (“CSF”) and conducts maturity assessments against the NIST CSF on a quarterly basis. Our IRM program encompasses the full lifecycle of information risk, from creation through disposition, and is guided by policies, processes, standards, and procedures in vulnerability management, incident response, information governance, application security, risk management, and security awareness. Additionally, Trinity exercises a variety of testing approaches to assess the state of systems and personnel, including annual penetration testing by independent third parties, ad hoc penetration testing by internal personnel, and tabletop exercises for executive and senior leadership, information technology, IRM, and legal employees. Trinity also maintains an incident response relationship with an industry-leading provider to ensure resource availability if a significant event were to occur.
As cybersecurity touches all employees, we include formal training on cybersecurity in the annually required Code of Business Conduct training, as well as dedicated information security training content. The training focuses on awareness of cybersecurity risks and requirements. For targeted groups, we conduct phishing email response checks.
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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	U.S.	Mexico
Leasing Group	1,638,400	654,600	2,293,000	—
Rail Products Group (1)	3,980,900	213,700	1,740,600	2,454,000
Corporate Offices	—	167,500	155,200	12,300
	5,619,300	1,035,800	4,188,800	2,466,300
(1) Estimated weighted average production capacity utilization at our rail manufacturing facilities was approximately 50% for the year ended December 31, 2025. We believe that additional production capacity can be achieved at our existing facilities by adding personnel, adding shifts, optimizing or outsourcing certain processes, or making additional capital investments.
Item 3. Legal Proceedings.
See Note 15 of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange and NYSE Texas under the ticker symbol “TRN”. Our transfer agent and registrar as of December 31, 2025 was Equiniti Trust Company, LLC.
Holders
At January 31, 2026, we had 876 record holders of common stock. The par value of the common stock is $0.01 per share.
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
The following graph compares our cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2025 with an overall stock market index (New York Stock Exchange Composite Index) and our relevant peer group index (S&P 600 Machinery Index). The S&P SmallCap 600 is included as we believe it is a meaningful data point as the Company's common stock is included in this index. Additionally, the S&P SmallCap 600 is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2023. The data in the graph assumes $100 was invested on December 31, 2020.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025

Index Value
200
150
100
50
2020
2021
2022
2023
2024
2025
Trinity Industries, Inc.
New York Stock Exchange Composite Index
S&P 600 Machinery Index
S&P SmallCap 600

	2020	2021	2022	2023	2024	2025
Trinity Industries, Inc.	100	118	120	112	154	121
New York Stock Exchange Composite Index	100	121	109	124	144	170
S&P 600 Machinery Index	100	120	113	143	164	176
S&P SmallCap 600	100	127	106	123	134	142

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2025:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 1, 2025 through October 31, 2025	162,440	$27.69	161,241	$165.4
November 1, 2025 through November 30, 2025	246,105	$25.75	238,435	$159.2
December 1, 2025 through December 31, 2025	60,431	$27.14	56,092	$157.7
Total	468,976		455,768
(1) These columns include the following transactions during the three months ended December 31, 2025: (i) the surrender to the Company of 13,187 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 21 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust; and (iii) the purchase of 455,768 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 455,768 shares under the share repurchase program during the three months ended December 31, 2025, at a cost of approximately $12.1 million, resulting in a remaining authorization to repurchase up to $157.7 million of its common stock under the share repurchase program as of December 31, 2025. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
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
In December 2025, we completed a railcar partnership restructuring involving our partially-owned leasing subsidiaries, TRIP Holdings and RIV 2013. See "Executive Summary – Capital Structure Updates" below for further information regarding this transaction.
Executive Summary
Cyclical, Seasonal and Other Trends Impacting Our Business
General Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production and international trade. We continue to actively monitor evolving tariff and trade developments and the potential impacts to our business. Uncertainty in these areas and in the macroeconomic environment, including the administration of trade policy in the U.S. and Mexico, is negatively impacting and could continue to negatively impact our results of operations and demand for new railcars. We remain focused on mitigating impacts to our business resulting from these evolving developments.
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
Transportation Network Disruptions
We have, from time to time, been impacted by disruptions in the rail transportation network, including rail traffic closures or congestion in Eagle Pass, Texas, the primary border crossing used for railcar deliveries from our manufacturing facilities in Mexico. We continuously monitor rail traffic at the U.S.-Mexico border, and we take appropriate steps within our control to mitigate the potential impacts on our delivery timelines. However, any future challenges related to transportation network disruptions could negatively impact our operations or our ability to timely deliver railcars to our customers.
Financial and Operational Highlights
•Our revenues for the year ended December 31, 2025 were $2,156.9 million, representing a decrease of 30.0%, compared to the year ended December 31, 2024. Our operating profit for the year ended December 31, 2025 was $649.2 million, representing an increase of 32.1%, compared to $491.5 million for the year ended December 31, 2024.
•The Leasing Group's lease fleet of 101,485 company-owned railcars was 97.1% utilized as of December 31, 2025, compared to a lease fleet utilization of 97.0% on 109,635 company-owned railcars as of December 31, 2024. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the year ended December 31, 2025, we made a net fleet investment of approximately $350.0 million, which primarily includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the railcar backlog at December 31, 2025 was $1.7 billion, compared to $2.1 billion at December 31, 2024. The Rail Products Group received orders for 5,155 railcars and delivered 9,500 railcars in 2025, in comparison to orders for 7,685 railcars and deliveries of 17,570 railcars in 2024.
◦Deliveries in 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results for the year ended December 31, 2025. See Part II, Item 7 of our 2024 Annual Report on Form 10-K for a discussion of our results of operations and liquidity and capital resources as of and for the year ended December 31, 2024, including a comparison to the year ended December 31, 2023.

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
TRL-2025 Secured Railcar Equipment Notes – In October 2025, Trinity Rail Leasing 2025 LLC ("TRL-2025"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $535.2 million of its Series 2025-1 Green Secured Railcar Equipment Notes (the "TRL-2025 Notes"). The TRL-2025 Notes bear interest at an all-in interest rate of 5.11%, are payable monthly, and have a stated final maturity date of October 19, 2055. TRL-2025 purchased a portfolio of railcars directly from TILC and from TILC's affiliates, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing 2010 LLC ("TRL-2010"). Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2025 Notes were used to repay approximately $259.0 million of borrowings under TILC's warehouse loan facility; to redeem in full the outstanding debt of approximately $133.8 million under TRL-2010; and for general corporate purposes. The all-in interest rate for the TRL-2010 secured railcar equipment notes ("TRL-2010 Notes") was 5.19% per annum.
See Note 9 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Railcar Partnership Restructuring – In December 2025, TILC completed a Sale and Exchange Agreement (the “Exchange Agreement”) with Napier Park Railcar Lease Fund LLC (“Napier Park”), a subsidiary of Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Exchange Agreement, TILC exchanged a 42.36% membership interest in Triumph Rail Holdings LLC (“Triumph”) for Napier Park’s 69.45% membership interest in RIV 2013. As a result of this exchange, TILC now owns 100% of the membership interests of RIV 2013 and Napier Park now owns 99.8% of the membership interests of Triumph, with TILC retaining a 0.2% membership interest in Triumph. Previously, Triumph was a wholly-owned subsidiary of TRIP Holdings. As a result of the divestiture of Triumph, the Company recognized a non-cash pre-tax gain of $194.2 million during the year ended December 31, 2025, and Triumph and its related debt are no longer included in our Consolidated Financial Statements. See Note 6 and Note 9 of the Consolidated Financial Statements for additional information regarding these transactions.
Litigation Updates
See Note 15 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of continuing operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Revenues	$2,156.9	$3,079.2
Cost of revenues	1,584.2	2,411.0
Selling, engineering, and administrative expenses	214.3	235.7
Gains on dispositions of property and other divestitures (1)	290.8	63.3
Restructuring activities, net	—	4.3
Total operating profit	649.2	491.5
Interest expense, net	274.2	273.5
Other, net	(0.4)	(3.8)
Income from continuing operations before income taxes	375.4	221.8
Provision (benefit) for income taxes	90.9	50.4
Income from continuing operations	$284.5	$171.4
(1) Includes a $194.2 million gain on the divestiture of Triumph for the year ended December 31, 2025. See Note 6 of the Consolidated Financial Statements for additional information.
Revenues
The tables below present revenues by segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$1,204.8	$1.8	$1,206.6	5.5%
Rail Products Group	952.1	467.4	1,419.5	(41.6)%
Segment Totals	2,156.9	469.2	2,626.1	(26.5)%
Eliminations	—	(469.2)	(469.2)
Consolidated Total	$2,156.9	$—	$2,156.9	(30.0)%

	Year Ended December 31, 2024
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$1,140.8	$2.4	$1,143.2
Rail Products Group	1,938.4	492.7	2,431.1
Segment Totals	3,079.2	495.1	3,574.3
Eliminations	—	(495.1)	(495.1)
Consolidated Total	$3,079.2	$—	$3,079.2

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; gains or losses on property disposals and other divestitures; and restructuring activities. Operating costs by segment for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Railcar Leasing and Services Group (1)	$498.2	$679.2
Rail Products Group	1,345.2	2,241.7
Segment Totals	1,843.4	2,920.9
Corporate and other	111.6	125.7
Restructuring activities, net	—	4.3
Eliminations	(447.3)	(463.2)
Consolidated Total	$1,507.7	$2,587.7
(1) Includes a $194.2 million gain on the divestiture of Triumph for the year ended December 31, 2025, as well as gains on lease portfolio sales of $91.4 million and $57.3 million for the years ended December 31, 2025 and 2024, respectively.
Operating Profit
Operating profit by segment for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Railcar Leasing and Services Group	$708.4	$464.0
Rail Products Group	74.3	189.4
Segment Totals	782.7	653.4
Corporate and other	(111.6)	(125.7)
Restructuring activities, net	—	(4.3)
Eliminations	(21.9)	(31.9)
Consolidated Total	$649.2	$491.5
Discussion of Consolidated Results
Revenues – Our revenues for the year ended December 31, 2025 were $2,156.9 million, representing a decrease of $922.3 million, or 30.0%, over the prior year, primarily due to lower external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the year ended December 31, 2025 was $1,584.2 million, representing a decrease of $826.8 million, or 34.3%, over the prior year, primarily due to lower external deliveries in the Rail Products Group.
Selling, engineering, and administrative expenses – Selling, engineering, and administrative expenses for the year ended December 31, 2025 were $214.3 million, representing a decrease of $21.4 million, or 9.1%, over the prior year. The decrease was primarily due to lower employee-related and consulting costs as a result of cost reduction efforts taken by management, partially offset by incentive compensation expense related to the gain on the divestiture of Triumph and credit loss expense associated with an aged customer receivable.
Gains on dispositions of property and other divestitures – Gains on dispositions of property and other divestitures increased by $227.5 million for the year ended December 31, 2025, when compared to the prior year primarily due to the $194.2 million gain on the divestiture of Triumph, as well as higher gains on lease portfolio sales.
Operating profit – Operating profit for the year ended December 31, 2025 totaled $649.2 million, representing an increase of $157.7 million, or 32.1%, from the prior year. The increase was primarily due to the $194.2 million gain on the divestiture of Triumph, higher gains on lease portfolio sales, and lower selling, engineering, and administrative expenses, partially offset by lower external deliveries in the Rail Products Group and costs associated with workforce reductions.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.

Interest expense, net – Interest expense, net for the year ended December 31, 2025 totaled $274.2 million, compared to $273.5 million for the year ended December 31, 2024. Additionally, interest expense, net includes a loss on extinguishment of debt of $1.4 million for the year ended December 31, 2025, compared to $1.5 million for the year ended December 31, 2024.
Income taxes – The effective tax rate from continuing operations for the year ended December 31, 2025 was an expense of 24.2%, which differs from the U.S. statutory rate of 21.0% primarily due to state and foreign income taxes, partially offset by the benefit of tax credits purchased at a discount and the benefit of noncontrolling interest for which we do not provide income taxes. Our effective tax rate from continuing operations for the year ended December 31, 2024 was an expense of 22.7%, which differs from the U.S. statutory rate of 21.0% primarily due to state and foreign income taxes and other discrete items. See Note 10 of the Consolidated Financial Statements for additional information.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. Income tax payments, net of refunds, during the years ended December 31, 2025 and 2024 totaled $51.4 million and $54.6 million, respectively.

Segment Discussion
Railcar Leasing and Services Group

	Year Ended December 31,		Percent Change
	2025	2024
	($ in millions)
Revenues:
Leasing and management	$919.1	$867.8	5.9%
Maintenance services (1)	247.4	234.0	5.7%
Digital and logistics services	40.1	41.4	(3.1)%
Total revenues	$1,206.6	$1,143.2	5.5%

Cost of revenues (2)	721.9	665.2	8.5%
Selling, engineering, and administrative expenses	63.9	77.0	(17.0)%
Gains on dispositions of property and other divestitures:
Lease portfolio sales	91.4	57.3	*
Gain on divestiture of partially-owned leasing subsidiary (3)	194.2	—	*
Other	2.0	5.7	*
Total operating profit	$708.4	$464.0	52.7%
Total operating profit margin	58.7%	40.6%
Total operating profit margin, excluding lease portfolio sales and gain on divestiture of partially-owned leasing subsidiary	35.0%	35.6%

Selected expense information for Company-owned railcars (4):
Depreciation and amortization expense (5)	$251.8	$240.1	4.9%
Maintenance and compliance expense (6)	$161.3	$131.8	22.4%
Other fleet operating costs (7)	$36.1	$32.3	11.8%
Interest expense (8)	$233.1	$234.4	(0.6)%
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
(3) See Note 6 of the Consolidated Financial Statements for additional information regarding this transaction.
(4) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
(5) Depreciation and amortization expense includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, resulting in the recognition of depreciation expense based on the original cost of the railcars and services.
(6) Maintenance and compliance expense is reported at cost with respect to the services performed by our maintenance services business to support the railcars in our lease fleet.
(7) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(8) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Year Ended December 31,
	2025	2024
	($ in millions)
Lease portfolio sales	$399.3	$360.7
Operating profit on lease portfolio sales	$91.4	$57.3
Operating profit margin on lease portfolio sales	22.9%	15.9%
Total revenues for the Railcar Leasing and Services Group increased by 5.5% for the year ended December 31, 2025 when compared to the year ended December 31, 2024. Leasing and management revenues increased by 5.9% for the year ended December 31, 2025 when compared to the prior year primarily due to higher lease rates and net additions to the lease fleet.

Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business increased by 5.7% for the year ended December 31, 2025 when compared to the prior year as a result of favorable pricing, partially offset by a lower volume of external repairs.
Cost of revenues for the Railcar Leasing and Services Group increased by 8.5% for the year ended December 31, 2025 when compared to the year ended December 31, 2024 primarily due to higher maintenance and compliance costs for the lease fleet, increased deprecation, and operational inefficiencies in the maintenance services business.
Leasing Group operating profit for the year ended December 31, 2025 increased by 52.7% primarily due to the gain on the divestiture of Triumph, higher gains on lease portfolio sales, and higher lease rates, partially offset by higher maintenance and compliance costs for the lease fleet.
Operating profit for the year ended December 31, 2024 was favorably impacted by gains of $2.7 million related to insurance recoveries in excess of net book value for assets damaged by a fire at the Company’s facility in Cartersville, Georgia. See Note 15 of the Consolidated Financial Statements for more information.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	December 31, 2025	December 31, 2024
Number of railcars:
Wholly-owned (1)(2)	95,315	86,355
Partially-owned (2)(3)	6,170	23,280
	101,485	109,635
Investor-owned (3)	44,785	34,230
	146,270	143,865
Company-owned railcars (4):
Average age in years	14.3	13.8
Average remaining lease term in years	2.8	2.9
Fleet utilization	97.1%	97.0%
(1) Includes 2,230 railcars and 2,240 railcars under leased-in arrangements as of December 31, 2025 and 2024, respectively.
(2) Approximately 6,235 railcars were transferred from partially-owned to wholly-owned related to the acquisition of the noncontrolling interest in RIV 2013 as of December 31, 2025.
(3) Approximately 10,850 railcars were transferred from partially-owned to investor-owned related to the divestiture of Triumph as of December 31, 2025.
(4) Includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.

Rail Products Group

	Year Ended December 31,		Percent Change
	2025	2024
	($ in millions)
Revenues:
Rail products (1)	$1,302.5	$2,321.7	(43.9)%
Parts & components	117.0	109.4	6.9%
Total revenues	$1,419.5	$2,431.1	(41.6)%

Operating costs:
Cost of revenues	$1,309.7	$2,209.0	(40.7)%
Selling, engineering, and administrative expenses	36.5	32.8	11.3%
Gains on dispositions of property	1.0	0.1	*
Operating profit	$74.3	$189.4	(60.8)%
Operating profit margin	5.2%	7.8%
* Not meaningful
(1) Includes sustainable railcar conversion revenues of $2.1 million, representing 25 railcars, for the year ended December 31, 2025. Includes sustainable railcar conversion revenues of $82.3 million, representing 1,095 railcars, for the year ended December 31, 2024.
Revenues and cost of revenues for the Rail Products Group decreased for the year ended December 31, 2025 by 41.6% and 40.7%, respectively, when compared to the prior year primarily due to lower deliveries.
Operating profit for the Rail Products Group decreased for the year ended December 31, 2025 by 60.8% when compared to the prior year primarily due to lower deliveries, reduced overhead absorption due to lower production volumes, costs associated with workforce reductions, and higher selling, engineering, and administrative expenses due to credit loss expense associated with an aged customer receivable, partially offset by a higher mix of, and production efficiencies associated with, high-margin specialty railcars.
Information related to our Rail Products Group backlog of new railcars is as follows. In addition to the amounts below, as of December 31, 2025, our backlog related to sustainable railcar conversions totaled $35.2 million, representing 270 railcars.

	December 31,		Percent Change
	2025	2024
	(in millions)
External customers	$1,548.1	$1,895.2
Leasing Group	113.5	250.3
Total	$1,661.6	$2,145.5	(22.6)%

	Year Ended December 31,		Percent Change
	2025	2024
Beginning balance	16,005	25,890
Orders received	5,155	7,685	(32.9)%
Deliveries (1)	(9,500)	(17,570)	(45.9)%
Ending balance	11,660	16,005	(27.1)%
Average selling price in ending backlog	$142,504	$134,052	6.3%
(1) Deliveries for the year ended December 31, 2024 included approximately 1,300 railcar shipments that were delayed at the end of 2023 due to the U.S.-Mexico border closure and delivered during the first half of 2024.
Total backlog dollars for the year ended December 31, 2025 decreased by 22.6% when compared to the prior year. We expect to deliver approximately 49% of our railcar backlog value during 2026, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to modify their procurement decision.

Transactions between the Rail Products Group and the Leasing Group are as follows:

	Year Ended December 31,
	2025	2024
	($ in millions)
Revenues:
New railcars	$434.0	$461.4
Sustainable railcar conversions	$—	$0.4
Parts & components	$33.4	$30.9

Deferred profit	$21.9	$31.9

Number of new railcars (in units)	2,995	3,555
Number of sustainable railcar conversions (in units)	—	5
Corporate and other

	Year Ended December 31,		Percent Change
	2025	2024
	(in millions)
Operating costs:
Selling, engineering, and administrative expenses	$113.9	$125.9	(9.5)%
Gains on dispositions of property	(2.3)	(0.2)	*
Operating loss	$(111.6)	$(125.7)	(11.2)%
* Not meaningful
Selling, engineering, and administrative expenses for the year ended December 31, 2025 decreased by 9.5% when compared to the prior year primarily from lower employee-related costs and lower consulting costs, partially offset by incentive compensation expense related to the gain on the divestiture of Triumph and costs associated with workforce reductions. Total operating costs during the year ended December 31, 2025 were favorably impacted by gains associated with the disposition of non-operating facilities. As we continue to streamline our operational footprint, we may have additional gains or losses on the disposition of other non-operating facilities.

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
As of December 31, 2025, we have total committed liquidity of $1.1 billion. Our total available liquidity includes: $201.3 million of unrestricted cash and cash equivalents; $592.7 million unused and available under our revolving credit facility; and $321.5 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
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
Our material cash requirements from known contractual or other obligations primarily include principal and interest payments on debt, payments on operating leases, and purchase obligations as part of the normal course of business. See Note 9 of the Consolidated Financial Statements for information regarding scheduled maturities of our debt. We intend to use cash from operations and our available liquidity to repay or refinance our secured railcar equipment notes coming due in the next twelve months. Interest payable associated with our debt due in the next twelve months is approximately $244.8 million, with $572.5 million due thereafter. See Note 1 of the Consolidated Financial Statements for further information on operating leases. Other contractual obligations are enforceable and legally binding and primarily consist of raw materials and components, equipment, and third-party services for which purchase orders have been issued. These contractual obligations due in the next twelve months are approximately $400.3 million, with $19.0 million due thereafter.
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
TRL-2025 Secured Railcar Equipment Notes – In October 2025, TRL-2025 issued an aggregate principal amount of $535.2 million of its Series 2025-1 Green Secured Railcar Equipment Notes. These notes bear interest at an all-in interest rate of 5.11% and have a stated final maturity date of 2055. Net proceeds received from the transaction were used to repay borrowings under TILC's warehouse loan facility, to redeem the outstanding debt of TRL-2010, and for general corporate purposes.
Redemption of TRL-2010 Secured Railcar Equipment Notes – In October 2025, we redeemed in full the TRL-2010 secured railcar equipment notes, of which $133.8 million was outstanding at the redemption date. The all-in interest rate for the TRL-2010 Notes was 5.19% per annum.
See Note 9 of the Consolidated Financial Statements for additional information regarding these debt transactions.
Dividend Payments – In December 2025, our Board of Directors declared an increase to our quarterly dividend from $0.30 per share to $0.31 per share.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Net cash flows from continuing operations:
Operating activities	$366.9	$588.1
Investing activities	(385.6)	(214.6)
Financing activities	(24.9)	(219.9)
Net cash flows from discontinued operations	(7.2)	(14.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(50.8)	$139.3
Operating Activities. Net cash provided by operating activities from continuing operations for the year ended December 31, 2025 was $366.9 million compared to $588.1 million net cash provided by operating activities from continuing operations for the year ended December 31, 2024. The changes in our operating assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(9.5)	$191.9
(Increase) decrease in income tax receivable	(25.1)	2.8
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(11.6)	(26.6)
Changes in operating assets and liabilities	$(46.2)	$168.1
The changes in our operating assets and liabilities resulted in a net use of $46.2 million for the year ended December 31, 2025, as compared to a net source of $168.1 million for the year ended December 31, 2024. The changes in operating assets and liabilities were impacted primarily by higher railcar deliveries in the prior year and the purchase of tax credits for $38.4 million in the current year.
Investing Activities. Net cash used in investing activities for the year ended December 31, 2025 was $385.6 million compared to $214.6 million of net cash used in investing activities for the year ended December 31, 2024. Significant investing activities are as follows:
•We had a net fleet investment of $350.0 million during the year ended December 31, 2025, compared to $181.2 million during the year ended December 31, 2024. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2025 was $24.9 million compared to $219.9 million of net cash used in financing activities for the same period in 2024. Significant financing activities are as follows:
•During the year ended December 31, 2025, we had total borrowings of $1,943.7 million and total repayments of $1,763.7 million, for net proceeds of $180.0 million, to support our investment in the lease fleet and for general corporate purposes. During the year ended December 31, 2024, we had total repayments of $2,050.5 million and total borrowings of $1,970.4 million, for net repayments of $80.1 million, primarily from the redemption of corporate debt, partially offset by debt proceeds to support our investment in the lease fleet and for general corporate purposes.
•We paid $98.7 million and $93.2 million in dividends to our common stockholders during the years ended December 31, 2025 and 2024, respectively.
•During the year ended December 31, 2025, we repurchased common stock totaling $71.3 million, resulting in a remaining authorization to repurchase up to $157.7 million of our common stock under the share repurchase program as of December 31, 2025. During the year ended December 31, 2024, we repurchased common stock totaling $20.7 million under the share repurchase program.

Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at December 31, 2025
Maximum leverage (1)	No greater than 3.75 to 1.00	1.22
Minimum interest coverage (2)	No less than 2.25 to 1.00	9.38
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2025.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with December 31, 2025.
As of December 31, 2025, we were in compliance with all such financial covenants. Please refer to Note 9 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
Capital expenditures for 2025 were $794.9 million with $749.3 million utilized for net lease fleet additions, which includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases. Proceeds from lease portfolio sales totaled $399.3 million, resulting in a net fleet investment of $350.0 million.
For the full year 2026, we anticipate a net fleet investment of between $450 million and $550 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $55 million and $65 million for the full year 2026.
Equity Investments
See Note 6 of the Consolidated Financial Statements for information about our investments in partially-owned subsidiaries.
Off Balance Sheet Arrangements
As of December 31, 2025, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $7.3 million, which support performance bonds related to certain railcar orders. See Note 9 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million to satisfy a liquidity reserve requirement associated with our TILC warehouse loan facility, which renews by its terms each year.
Employee Retirement Plans
We sponsor a 401(k) plan that covers substantially all eligible domestic employees, as well as a defined benefit plan that is frozen to new participants. See Note 11 of the Consolidated Financial Statements for further information.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 13 of the Consolidated Financial Statements for further information.
Derivative Instruments
We use derivative instruments to mitigate interest rate risk, including risks associated with the impact of changes in interest rates in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Derivative instruments are accounted for in accordance with applicable accounting standards. See Note 4 of the Consolidated Financial Statements for discussion of how we utilize our derivative instruments.

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

Deferred Income Taxes
Description of Estimate
We account for income taxes under the asset and liability method prescribed by Accounting Standards Codification ("ASC") 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted laws and tax rates for the appropriate tax jurisdictions. The effect of a change in enacted laws or tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Our net deferred tax liabilities totaled $1,127.4 million as of December 31, 2025, which includes valuation allowances of $24.3 million.

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

As of December 31, 2025, our net property, plant, and equipment totaled $6.6 billion, the net book value of our finite-lived intangible assets totaled $99.2 million, and our right-of-use assets totaled $91.2 million.

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
Potential Impact if Results Differ
If actual results are not consistent with management's estimates and assumptions used to calculate estimated future cash flows, we could be exposed to impairment losses that may be material. We believe that the assumptions used in our impairment analyses are reasonable; however, given the uncertainties of the economy and its potential impact on our businesses, it is possible that impairments of remaining long-lived assets may be required in future periods as a result of changes in our operating results or our assumptions. We did not identify any impairment indicators during the year ended December 31, 2025.

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

The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each reporting unit with recorded goodwill. Goodwill totaled $221.5 million as of December 31, 2025.

If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. Indefinite-lived intangible assets, which are comprised of trade names of acquired businesses, totaled $11.2 million as of December 31, 2025.

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

Based on our annual qualitative assessments performed as of October 1, 2025, we concluded that it was not more likely than not that any of our reporting units or any of our indefinite-lived intangible assets had a fair value that was less than its carrying value.

Variable Interest Entities
Description of Estimate
We continuously evaluate our investments in, and other contractual arrangements with, third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary.

We have determined that we are the primary beneficiary for TRIP Holdings and Trinity Global Ventures Limited. At December 31, 2025, the carrying value of our investments in these entities totaled $39.0 million. Additionally, as a result of a December 2025 railcar partnership restructuring, RIV 2013, which was previously a consolidated variable interest entity in which we were the primary beneficiary, is now a wholly-owned subsidiary of the Company.

We have determined that we are not the primary beneficiary for Signal Rail Holdings LLC or certain other entities in which we have an equity interest. At December 31, 2025, the carrying value of these investments totaled $15.1 million.

For further information regarding our partially-owned subsidiaries and other investments in unconsolidated affiliates, see Note 6 of the Consolidated Financial Statements.

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

Contingencies and Litigation
Description of Estimate
We are involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. We evaluate our exposure to such matters periodically and establish accruals for these contingencies when a range of loss can be reasonably estimated. As of December 31, 2025, the range of reasonably possible losses for such matters is $8.0 million to $19.7 million.

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
Adjusted Return on Equity
Adjusted ROE is defined as a ratio for which (i) the numerator is calculated as income or loss from continuing operations, adjusted to exclude the effects of net income or loss attributable to noncontrolling interest, and certain other adjustments (net of income taxes), described in the footnotes to the table below, which include certain selling, engineering, and administrative expenses; gains on dispositions of other property; restructuring activities, net; and interest expense, net; and (ii) the denominator is calculated as average Trinity stockholders’ equity (which excludes noncontrolling interest). In the following table, the numerator and denominator of our Adjusted ROE calculation are reconciled to income from continuing operations and total stockholders’ equity, respectively, which are the most directly comparable GAAP financial measures. Management believes that Adjusted ROE is a useful measure to both management and investors as it provides an indication of the economic return on the Company’s investments over time.

	December 31, 2025	December 31, 2024	December 31, 2023
	($ in millions)
Numerator:
Income from continuing operations	$284.5	$171.4	$140.0
Net income attributable to noncontrolling interest	(24.2)	(18.7)	(20.6)
Net income from continuing operations attributable to Trinity Industries, Inc.	260.3	152.7	119.4
Adjustments (net of income taxes):
Selling, engineering, and administrative expenses (1)	—	—	3.0
Gains on dispositions of property – other (2)	—	(2.1)	(4.7)
Restructuring activities, net	—	3.4	(1.6)
Interest expense, net (3)	—	(0.9)	(1.1)
Adjusted Net Income	$260.3	$153.1	$115.0

Denominator:
Total stockholders' equity	$1,145.3	$1,307.2	$1,275.5
Noncontrolling interest	(68.1)	(248.3)	(238.4)
Trinity stockholders' equity	$1,077.2	$1,058.9	$1,037.1

Average total stockholders' equity	$1,226.3	$1,291.4	$1,272.6
Return on Equity (4)	23.2%	13.3%	11.0%

Average Trinity stockholders' equity	$1,068.1	$1,048.0	$1,024.8
Adjusted Return on Equity (5)	24.4%	14.6%	11.2%
(1) Represents the change in estimated fair value of additional contingent consideration associated with an acquisition.
(2) Represents insurance recoveries in excess of net book value for assets damaged at the Company’s facility in Cartersville, Georgia in two separate events. See Note 15 of the Consolidated Financial Statements for more information.
(3) Represents interest income accretion related to a seller-financing agreement associated with the sale of certain non-operating assets.
(4) Return on Equity is calculated as income from continuing operations divided by average total stockholders' equity.
(5) Adjusted Return on Equity is calculated as adjusted net income divided by average Trinity stockholders' equity, each as defined and reconciled above.

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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities – continuing operations	$366.9	$588.1	$309.0
Net gains on lease portfolio sales	91.4	57.3	82.8
Cash flow from operations with net gains on lease portfolio sales	$458.3	$645.4	$391.8
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We manage interest rate exposure by limiting variable rate exposures to a percentage of total debt and by entering into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps and interest rate caps. Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 28% of our total debt as of December 31, 2025. After considering the effect of interest rate hedges, our variable rate debt represents 13% of our total debt as of December 31, 2025. If interest rates average one percentage point more in fiscal year 2026 than they did during 2025, our interest expense would increase by $7.4 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2024, we estimated that if interest rates averaged one percentage point more in fiscal year 2025 than they did during 2024, our interest expense would have increased by $9.0 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2025 and 2024. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $91.8 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $95.9 million.
We use derivative instruments to mitigate the impact of changes in foreign currency exchange rates. Foreign currency hedges are valued based on currency spot and forward rates and forward points. Hedge transactions are settled with the counterparty in cash. As of December 31, 2025, a hypothetical 10% change in foreign currency exchange rates on our forward contracts and options would not have a material impact on the Consolidated Financial Statements.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2025 was $74.7 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not historically been material to us.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Recognition of deferred tax assets and liabilities

Description of the Matter
As more fully described in Note 10 to the consolidated financial statements, at December 31, 2025, the Company had gross deferred tax assets related to deductible temporary differences of $255.1 million, offset by a valuation allowance of $24.3 million, and deferred tax liabilities of $1,358.2 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

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
Dallas, Texas
February 19, 2026

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Revenues:
Manufacturing	$952.1	$1,938.4	$1,943.9
Leasing & Services	1,204.8	1,140.8	1,039.4
	2,156.9	3,079.2	2,983.3
Operating costs:
Cost of revenues:
Manufacturing	864.1	1,748.2	1,827.5
Leasing & Services	720.1	662.8	628.7
	1,584.2	2,411.0	2,456.2
Selling, engineering, and administrative expenses	214.3	235.7	201.9
Gains on dispositions of property and other divestitures:
Lease portfolio sales	91.4	57.3	82.8
Gain on divestiture of partially-owned leasing subsidiary	194.2	—	—
Other	5.2	6.0	6.8
	290.8	63.3	89.6
Restructuring activities, net	—	4.3	(2.2)
Total operating profit	649.2	491.5	417.0
Other (income) expense:
Interest expense, net	274.2	273.5	265.5
Other, net	(0.4)	(3.8)	2.5
	273.8	269.7	268.0
Income from continuing operations before income taxes	375.4	221.8	149.0
Provision (benefit) for income taxes:
Current	13.4	72.5	50.5
Deferred	77.5	(22.1)	(41.5)
	90.9	50.4	9.0
Income from continuing operations	284.5	171.4	140.0
Loss from discontinued operations, net of benefit for income taxes of $2.7, $4.1, and $3.6	(7.2)	(14.3)	(13.4)
Net income	277.3	157.1	126.6
Net income attributable to noncontrolling interest	24.2	18.7	20.6
Net income attributable to Trinity Industries, Inc.	$253.1	$138.4	$106.0

Basic earnings per common share:
Income from continuing operations	$3.22	$1.86	$1.47
Loss from discontinued operations	(0.09)	(0.17)	(0.16)
Basic net income attributable to Trinity Industries, Inc.	$3.13	$1.69	$1.31
Diluted earnings per common share:
Income from continuing operations	$3.14	$1.81	$1.43
Loss from discontinued operations	(0.09)	(0.17)	(0.16)
Diluted net income attributable to Trinity Industries, Inc.	$3.05	$1.64	$1.27
Weighted average number of shares outstanding:
Basic	80.8	81.9	81.2
Diluted	82.9	84.2	83.4
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$277.3	$157.1	$126.6
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(1.4), $1.1, and $(3.3)	4.8	(3.5)	10.6
Reclassification adjustments for (gains) losses included in net income, net of tax (expense) benefit of $(1.4), $(3.7), and $7.4	(4.4)	(11.5)	(26.1)
Defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(0.1), $—, and $(0.1)	(0.3)	0.1	(0.3)
Amortization of net actuarial losses, net of tax benefit of $—, $—, and $—	0.1	0.1	0.1
	0.2	(14.8)	(15.7)
Comprehensive income	277.5	142.3	110.9
Less: comprehensive income attributable to noncontrolling interest	24.4	19.1	13.6
Comprehensive income attributable to Trinity Industries, Inc.	$253.1	$123.2	$97.3
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(in millions)
ASSETS
Cash and cash equivalents	$201.3	$228.2
Receivables, net of allowance of $27.1 and $17.1	389.1	379.1
Income tax receivable	27.5	2.4
Inventories:
Raw materials and supplies	243.7	320.0
Work in process	100.8	101.5
Finished goods	124.6	54.7
	469.1	476.2
Restricted cash, including partially-owned subsidiaries of $9.9 and $39.1	122.3	146.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $523.9 and $1,920.5	9,258.3	9,751.1
Less accumulated depreciation, including partially-owned subsidiaries of $205.3 and $690.0	(2,637.0)	(2,763.0)
	6,621.3	6,988.1
Goodwill	221.5	221.5
Other assets	372.3	390.5
Total assets	$8,424.4	$8,832.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$269.6	$251.7
Accrued liabilities	301.2	353.0
Debt:
Recourse	598.5	597.8
Non-recourse:
Wholly-owned subsidiaries	4,573.4	4,021.3
Partially-owned subsidiaries	270.6	1,071.8
	5,442.5	5,690.9
Deferred income taxes	1,129.0	1,075.6
Other liabilities	136.8	153.8
Total liabilities	7,279.1	7,525.0
Commitments and contingencies (Note 15)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2025 and 2024 – 400.0; shares issued and outstanding at December 31, 2025 – 79.8; at December 31, 2024 – 81.8	0.8	0.8
Capital in excess of par value	—	8.8
Retained earnings	1,081.5	1,054.1
Accumulated other comprehensive loss	(4.2)	(4.2)
Treasury stock – shares at December 31, 2025 – 0.0; at December 31, 2024 – 0.0	(0.9)	(0.6)
	1,077.2	1,058.9
Noncontrolling interest	68.1	248.3
Total stockholders' equity	1,145.3	1,307.2
Total liabilities and stockholders' equity	$8,424.4	$8,832.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating activities:
Net income	$277.3	$157.1	$126.6
Loss from discontinued operations, net of income taxes	7.2	14.3	13.4
Adjustments to reconcile net income to net cash provided by operating activities − continuing operations:
Depreciation and amortization	305.1	293.8	293.2
Stock-based compensation expense	22.9	23.6	22.7
Provision (benefit) for deferred income taxes	77.5	(22.1)	(41.5)
Net gains on lease portfolio sales	(91.4)	(57.3)	(82.8)
Gain on divestiture of partially-owned leasing subsidiary	(194.2)	—	—
Gains on dispositions of property and other assets	(5.2)	(3.3)	(0.5)
Gains on insurance recoveries from property damage	—	(2.7)	(6.3)
Non-cash impact of restructuring activities	—	4.3	(2.2)
Non-cash interest expense	9.0	13.4	12.7
Loss on extinguishment of debt	1.4	1.5	—
Other	3.5	(2.6)	(5.7)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(15.5)	(17.1)	(24.6)
(Increase) decrease in income tax receivable	(25.1)	2.8	2.6
(Increase) decrease in inventories	7.1	208.1	(54.9)
(Increase) decrease in other assets	(1.1)	0.9	(0.6)
Increase (decrease) in accounts payable	25.6	(53.6)	2.2
Increase (decrease) in accrued liabilities	(32.4)	22.2	53.2
Increase (decrease) in other liabilities	(4.8)	4.8	1.5
Net cash provided by operating activities – continuing operations	366.9	588.1	309.0
Net cash used in operating activities – discontinued operations	(7.2)	(14.3)	(13.4)
Net cash provided by operating activities	359.7	573.8	295.6
Investing activities:
Capital expenditures – lease fleet	(749.3)	(541.9)	(668.8)
Proceeds from lease portfolio sales	399.3	360.7	381.8
Capital expenditures – operating and administrative	(45.6)	(53.8)	(41.3)
Proceeds from dispositions of property and other assets	15.4	20.6	19.9
Acquisitions, net of cash acquired	—	—	(62.2)
Restricted cash related to the divestiture of partially-owned subsidiary	(16.8)	—	—
Proceeds from insurance recoveries	—	3.7	5.1
Equity investments and other	11.4	(3.9)	2.5
Net cash used in investing activities	(385.6)	(214.6)	(363.0)
Financing activities:
Payments to retire debt	(1,763.7)	(2,050.5)	(1,518.9)
Proceeds from issuance of debt	1,943.7	1,970.4	1,652.7
Payments to settle contingent consideration liability	(8.0)	(8.0)	—
Dividends paid to common shareholders	(98.7)	(93.2)	(86.0)
Shares repurchased	(71.3)	(20.7)	—
Purchase of shares to satisfy employee tax on vested stock	(8.7)	(9.0)	(7.2)
Distributions to noncontrolling interest	(18.2)	(8.9)	(32.4)
Net cash provided by (used in) financing activities	(24.9)	(219.9)	8.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(50.8)	139.3	(59.2)
Cash, cash equivalents, and restricted cash at beginning of period	374.4	235.1	294.3
Cash, cash equivalents, and restricted cash at end of period	$323.6	$374.4	$235.1

Supplemental disclosure of cash flow information:
Interest paid	$272.8	$271.4	$246.2
Significant noncash investing and financing activities (See Note 6):
Divestiture of noncash net assets of Triumph Rail LLC	$69.2	$—	$—
Derecognition of Triumph Rail LLC noncontrolling interest	$103.3	$—	$—
Acquisition of RIV 2013 Rail Holdings LLC noncontrolling interest	$159.2	$—	$—
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2022	81.1	$0.8	$—	$992.6	$19.7	—	$(0.7)	$1,012.4	$257.2	$1,269.6
Net income	—	—	—	106.0	—	—	—	106.0	20.6	126.6
Other comprehensive loss	—	—	—	—	(8.7)	—	—	(8.7)	(7.0)	(15.7)
Cash dividends declared on common stock (1)	—	—	—	(88.1)	—	—	—	(88.1)	—	(88.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(32.4)	(32.4)
Stock-based compensation expense	—	—	22.7	—	—	—	—	22.7	—	22.7
Settlement of share-based awards, net	1.0	—	0.7	—	—	(0.3)	(7.9)	(7.2)	—	(7.2)
Retirement of treasury stock	(0.3)	—	(8.0)	—	—	0.3	8.0	—	—	—
Balances at December 31, 2023	81.8	$0.8	$15.4	$1,010.5	$11.0	—	$(0.6)	$1,037.1	$238.4	$1,275.5
Net income	—	—	—	138.4	—	—	—	138.4	18.7	157.1
Other comprehensive income (loss)	—	—	—	—	(15.2)	—	—	(15.2)	0.4	(14.8)
Cash dividends declared on common stock (1)	—	—	—	(94.8)	—	—	—	(94.8)	—	(94.8)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Stock-based compensation expense	—	—	23.6	—	—	—	—	23.6	—	23.6
Settlement of share-based awards, net	0.9	—	1.3	—	—	(0.3)	(10.5)	(9.2)	—	(9.2)
Shares repurchased	—	—	—	—	—	(0.6)	(21.0)	(21.0)	—	(21.0)
Retirement of treasury stock	(0.9)	—	(31.5)	—	—	0.9	31.5	—	—	—
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
Net income	—	—	—	253.1	—	—	—	253.1	24.2	277.3
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Cash dividends declared on common stock (1)	—	—	—	(98.8)	—	—	—	(98.8)	—	(98.8)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(20.5)	(20.5)
Acquisition of noncontrolling interest in RIV 2013, net of tax	—	—	—	(78.4)	—	—	—	(78.4)	(80.8)	(159.2)
Divestiture of noncontrolling interest in Triumph	—	—	—	—	—	—	—	—	(103.3)	(103.3)
Stock-based compensation expense	—	—	22.9	—	—	—	—	22.9	—	22.9
Settlement of share-based awards, net	1.0	—	0.2	—	—	(0.3)	(9.0)	(8.8)	—	(8.8)
Shares repurchased	—	—	—	—	—	(2.7)	(71.7)	(71.7)	—	(71.7)
Retirement of treasury stock	(3.0)	—	(31.9)	(48.5)	—	3.0	80.4	—	—	—
Balances at December 31, 2025	79.8	$0.8	$—	$1,081.5	$(4.2)	—	$(0.9)	$1,077.2	$68.1	$1,145.3
(1) Dividends of $1.21, $1.14, and $1.06 per common share for the years ended December 31, 2025, 2024, and 2023, respectively.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us") include the accounts of our wholly-owned subsidiaries and our partially-owned subsidiaries, TRIP Rail Holdings LLC ("TRIP Holdings") and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2025 presentation.
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
See Note 2 for a description of principal activities from which we generate our revenue, separated by reportable segments. See Note 5 for a further discussion regarding our reportable segments.
Lease Accounting
Lessee
We are the lessee of operating leases predominantly for office buildings and railcars, as well as manufacturing equipment and office equipment. Our operating leases have remaining lease terms ranging from one year to eleven years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. As of December 31, 2025, we had no material finance leases in which we were the lessee. Certain of our operating leases include lease incentives, which reduce the right-of-use asset and are recognized on a straight-line basis over the lease term.

The following table summarizes the impact of our operating leases on our Consolidated Financial Statements (in millions, except lease term and discount rate):

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations
Operating lease expense	$22.7	$21.8	$19.5
Consolidated Statements of Cash Flows
Cash flows from operating activities	$22.7	$21.8	$19.5
Right-of-use assets recognized in exchange for new lease liabilities	$12.8	$14.7	$24.1

		December 31, 2025	December 31, 2024
Consolidated Balance Sheets
Right-of-use assets (1)		$91.2	$97.0
Lease liabilities (2)		$106.7	$113.4
Weighted average remaining lease term		7.6 years	8.4 years
Weighted average discount rate (3)		4.0%	3.9%
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
Future contractual minimum operating lease liabilities will mature as follows (in millions):

	Railcars in our Lease Fleet	Operating and Administrative	Total
2026	$8.3	$14.4	$22.7
2027	7.6	13.3	20.9
2028	5.1	11.0	16.1
2029	1.8	9.5	11.3
2030	1.1	8.2	9.3
Thereafter	4.0	38.6	42.6
Total operating lease payments	$27.9	$95.0	$122.9
Less: Present value adjustment			(16.2)
Total operating lease liabilities			$106.7
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days or when we become aware that a customer has experienced a deterioration in their financial condition. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the year ended December 31, 2025, we recognized approximately $10.6 million of credit loss expense and approximately $0.3 million of recoveries and other adjustments, and wrote off $1.0 million related to our trade receivables that are in scope of ASC 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $14.3 million at December 31, 2024 to $23.6 million at December 31, 2025. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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
Impairment of Long-lived Assets
We periodically evaluate the carrying value of long-lived assets for potential impairment. The carrying value of long-lived assets is considered impaired when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. We did not identify any indicators of impairment during the years ended December 31, 2025, 2024, or 2023.
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

The quantitative goodwill impairment test compares the reporting unit's estimated fair value with the carrying amount of its net assets. An impairment is recognized if the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the reporting unit level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of Level 3 inputs, related to revenue and operating profit results, discount rates, terminal growth rates, and exit multiples. As of both December 31, 2025 and 2024, goodwill totaled $221.5 million. As of October 1, 2025 and 2024, we completed our annual impairment tests of goodwill at the reporting unit level and determined that no impairment charges were necessary.
If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. As of both December 31, 2025 and 2024, indefinite-lived intangible assets, which are comprised of trade names of acquired businesses, totaled $11.2 million. As of October 1, 2025 and 2024, we completed our evaluations of each indefinite-lived intangible asset and determined that no impairment charges were necessary.
The net book value of our finite-lived intangible assets totaled $99.2 million and $87.8 million as of December 31, 2025 and 2024, respectively, which are amortized over their estimated useful lives, ranging from one year to fifteen years. We evaluate the carrying value of our finite-lived intangible assets for potential impairment when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We did not identify any impairment indicators during the years ended December 31, 2025, 2024, or 2023.
See Note 8 for further information regarding goodwill and intangible assets.
Restricted Cash
Restricted cash consists of cash and cash equivalents held as collateral for our non-recourse debt and lease obligations. As such, they are restricted in use.
Investments in Affiliates
We regularly assess our investments in, and other contractual arrangements with, third-party entities to determine whether they are considered a variable interest entity ("VIE") and, if so, whether we are considered the primary beneficiary. Consolidation is required for VIEs in which we are the primary beneficiary. We have determined that we are the primary beneficiary for TRIP Holdings and Trinity Global Ventures. At December 31, 2025, the carrying value of our investments in these entities totaled $39.0 million. Additionally, as a result of a December 2025 railcar partnership restructuring, RIV 2013 Rail Holdings LLC ("RIV 2013"), which was previously a consolidated variable interest entity in which we were the primary beneficiary, is now a wholly-owned subsidiary of the Company. See Note 6 for further information regarding investments in which we have a controlling interest.
Insurance
We are effectively self-insured for workers' compensation and employee health care claims. A third-party administrator is used to process claims. We accrue our workers' compensation and group medical liabilities based upon independent actuarial studies. These liabilities are calculated based upon loss development factors, which contemplate a number of variables, including claims history and expected trends. As of December 31, 2025 and 2024, our liabilities associated with workers' compensation were $28.1 million and $30.6 million, respectively, and our liabilities associated with group medical insurance were $4.2 million and $3.8 million, respectively. These amounts are included in the accrued liabilities line of our Consolidated Balance Sheets.
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

Amounts due to our participating suppliers in the SCF program are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows. The following is a summary of our outstanding obligations confirmed as valid under the supplier finance program for the year ended December 31, 2025:

Year Ended
December 31, 2025
(in millions)
Confirmed obligations outstanding at December 31, 2024	$8.2
Invoices confirmed	115.6
Confirmed invoices paid	(74.7)
Confirmed obligations outstanding at December 31, 2025	$49.1
Warranties
We provide various express, limited product warranties that generally range from one year to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2025 and 2024, our accruals for warranties totaled $2.7 million and $2.9 million, respectively, and are included in accrued liabilities in our Consolidated Balance Sheets.
Foreign Currency Transactions
The functional currency of our Mexico and Canada operations is the United States dollar. Certain transactions in these countries occur in currencies other than the United States dollar. The remeasurement impact of foreign currency fluctuations on these transactions is recorded in other, net (income) expense in our Consolidated Statements of Operations.
Other Comprehensive Income (Loss)
Other comprehensive net income (loss) consists of unrealized gains and losses on our derivative financial instruments and the net actuarial gains and losses of our defined benefit plans, the sum of which, together with net income (loss), constitutes comprehensive income (loss). See Note 12. All components are shown net of tax.
Recent Accounting Pronouncements
Adopted in 2025
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which enhances transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires, on an annual basis, a tabular disclosure using specific categories in the rate reconciliation and providing additional information for reconciling items that meet a quantitative threshold, as well as the disaggregation of income taxes paid by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies during annual reporting periods beginning after December 15, 2024 on a prospective basis, with an option for retrospective application. We adopted ASU 2023-09 on a prospective basis. See Note 10 for our income tax disclosures.
Not Yet Adopted
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

ASU 2025-06 – In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. Under this guidance, capitalization of eligible costs begins when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. ASU 2025-06 is effective for public companies during the annual reporting periods beginning after December 15, 2027 using a prospective approach, modified transition approach for in-process projects, or a retrospective approach. Early adoption is permitted. We are currently evaluating the impact ASU 2025-06 will have on our Consolidated Financial Statements.
Note 2. Revenue
Revenue associated with our railcar lease contracts is recognized in accordance with ASC 842, Leases. Revenue associated with our railcar manufacturing, maintenance services, and digital and logistics services businesses, as well as certain servicing, maintenance, and management agreements, is recognized in accordance with ASC 606, Revenue from Contracts with Customers. Below is a description of principal activities from which we generate our revenue, separated by reportable segments.
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
Within maintenance services, revenue is recognized over time as repair and maintenance projects are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. We recorded contract assets of $10.9 million and $9.6 million as of December 31, 2025 and 2024, respectively, related to unbilled revenues recognized on repair and maintenance activities that have been performed, but for which the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.

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
Revenue related to sustainable railcar conversions is recognized over time as sustainable railcar conversions are completed, using an input approach based on the costs incurred relative to the total estimated costs of performing the project. Revenue related to certain support services is recognized over time based on our stand-ready obligation to provide such services. We recorded contract assets of $4.9 million and $3.4 million as of December 31, 2025 and 2024, respectively. These contract assets are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.
We account for shipping and handling costs as activities to fulfill the promise to transfer the good; as such, these fees are recorded in revenue. The fees and costs of shipping and handling activities are accrued when the related performance obligation has been satisfied.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by major product or service line, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our disaggregated revenues by major product or service line for each reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Railcar Leasing and Services Group:
Leasing and management	$919.1	$867.8	$813.8
Maintenance services	247.4	234.0	170.1
Digital and logistics services	40.1	41.4	57.1
	1,206.6	1,143.2	1,041.0
Rail Products Group:
Rail products	1,302.5	2,321.7	2,363.7
Parts & components	117.0	109.4	115.7
	1,419.5	2,431.1	2,479.4
Elimination of intersegment revenues	(469.2)	(495.1)	(537.1)
Total consolidated revenues	$2,156.9	$3,079.2	$2,983.3

Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of December 31, 2025 and the percentage of the outstanding performance obligations as of December 31, 2025 expected to be delivered during 2026:

	Unsatisfied performance obligations at December 31, 2025
	Total Amount	Percent expected to be delivered in 2026
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,548.1
Leasing Group	113.5
	$1,661.6	49%
Sustainable railcar conversions	$35.2	100%

Railcar Leasing and Services Group:
Leasing and management	$64.6	31%
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
Unsatisfied performance obligations for the Railcar Leasing and Services Group are related to servicing, maintenance, and management agreements and are expected to be performed through 2035.
Lessor Accounting
Our Leasing Group enters into railcar operating leases with third parties with terms generally ranging between one year and ten years. The majority of our fleet operates on full-service leases that earn fixed monthly lease payments. Generally, lease payments are due at the beginning of the applicable month. A portion of our fleet operates on per diem leases that earn usage-based variable lease payments. Some of our leases include options to extend the leases for up to five years, and a small percentage of our leases include early termination options with certain notice requirements and early termination penalties. For full-service leases, we do not separate lease components for our leased railcars from non-lease components, which are comprised of stand-ready maintenance obligations. As of December 31, 2025, non-lease fleet operating leases in which we are the lessor were not significant, and we had no direct finance leases.
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
The following table summarizes the impact of our leases in our Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease revenues	$836.7	$786.3	$731.5
Variable operating lease revenues	$65.3	$65.0	$68.7
Interest income on sales-type lease receivables	$1.0	$0.7	$0.7
Profit recognized at sales-type lease commencement (1)	$1.1	$—	$—
(1) Included in gains on dispositions of other property on our Consolidated Statements of Operations.

Future contractual minimum revenues for operating leases will mature as follows (in millions)(1):

2026	$693.3
2027	551.9
2028	393.8
2029	276.9
2030	182.9
Thereafter	341.9
Total	$2,440.7
(1) Total contractual minimum rental revenues on operating leases relates to our wholly-owned and partially-owned subsidiaries and sub-lease rental revenues associated with the Leasing Group's operating lease obligations.
Future contractual minimum lease receivables for sales-type leases will mature as follows (in millions):

2026	$2.1
2027	2.1
2028	2.1
2029	2.1
2030	2.1
Thereafter	15.2
Total	25.7
Less: Unearned interest income	(7.7)
Net investment in sales-type leases (1)	$18.0
(1) Included in other assets in our Consolidated Balance Sheets.
Note 3. Acquisitions and Discontinued Operations
Acquisitions
Acquisition of Holden America
In December 2022, we acquired Holden America, a manufacturer of market-leading multi-level vehicle securement and protection systems, gravity-outlet gates, and gate accessories for freight rail in North America. The purchase agreement included minimum additional consideration of $10.0 million, which was payable in installments of $5.0 million per year in each of 2024 and 2025. The purchase agreement also contained a provision whereby additional consideration could become payable based on the achievement of certain revenue targets, up to a maximum payout of $10.0 million. The first installment of the additional consideration, totaling $10.0 million, was paid during the year ended December 31, 2024.
During the year ended December 31, 2025, the second and final installment of the additional consideration, totaling $10.0 million, was paid. This payment is reflected in our Consolidated Statements of Cash Flows, of which $8.0 million related to the initial estimated fair value is included in financing activities, and $2.0 million related to the remeasurement of the initial estimated fair value is included in operating activities.
Discontinued Operations
Sale of Highway Products Business
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC ("THP"). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the years ended December 31, 2025, 2024, and 2023, we recorded expenses related to these obligations of $9.9 million ($7.2 million, net of income taxes), $18.4 million ($14.3 million, net of income taxes), and $17.0 million ($13.4 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 for further information regarding obligations retained in connection with the THP sale.

Note 4. Derivative Instruments and Fair Value Measurements
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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

			Included in accompanying balance sheet at December 31, 2025
	Notional Amount	Interest Rate (1)	Asset/(Liability)	AOCI – loss/(income)
	($ in millions)
Expired hedges:
2018 secured railcar equipment notes	$249.3	4.41%	$—	$—
Tribute Rail secured railcar equipment notes	$256.0	2.86%	$—	$—
2017 promissory notes – interest rate cap	$169.3	3.00%	$—	$—
2017 promissory notes – interest rate swap (2)	$372.5	2.31%	$—	$—
TRL-2023 term loan (2)	$255.8	3.79%	$—	$3.0
TILC – TRL-2023 term loan pre-issuance (2)	$525.4	3.58%	$—	$6.0
TILC – TRL-2025 pre-issuance (3)	$100.0	3.21%	$—	$(0.3)
Open hedges:
TRL-2023 term loan (4)	$774.4	3.57%	$(6.7)	$0.9
(1) Weighted average fixed interest rate, except for the interest rate cap on the 2017 promissory notes.
(2) These swaps were terminated in April 2025 in connection with the extinguishment of the Trinity Rail Leasing 2017, LLC (“TRL-2017”) promissory notes and the associated refinancing of the amended and restated Trinity Rail Leasing 2023 LLC (“TRL-2023”) term loan agreement. See Note 9 for further information. The swaps had a $6.7 million derivative liability fair value upon termination. In lieu of cash settlement, we incorporated the $6.7 million derivative liability into the terms of the new interest rate swaps, as described in footnote (4) below, resulting in off-market terms.
(3) In September 2025, we entered into a forward starting interest rate swap to hedge a portion of the risk of potential interest rate increases prior to the issuance of the Trinity Rail Leasing 2025 LLC ("TRL-2025") secured railcar equipment notes (the "TRL-2025 Notes"), which was completed in October 2025. See Note 9 for further information.
(4) In April 2025, we entered into interest rate swaps associated with the amended and restated TRL-2023 term loan agreement. The swaps had a $6.7 million derivative liability fair value at inception, representing the off-market component of the swaps. The off-market value is being ratably amortized into interest expense through the maturity date of the swaps related to the amended and restated TRL-2023 term loan.

	Effect on interest expense – increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months
	2025	2024	2023
	(in millions)
Expired hedges:
2018 secured railcar equipment notes	$0.1	$0.2	$0.2	$—
TRIP Holdings warehouse loan	$—	$—	$0.1	$—
Tribute Rail secured railcar equipment notes	$0.3	$0.7	$0.7	$—
2017 promissory notes – interest rate cap	$—	$(0.1)	$(0.1)	$—
2017 promissory notes – interest rate swap	$(5.9)	$(11.5)	$(11.7)	$—
TRL-2023 term loan	$0.3	$(3.7)	$(2.2)	$1.2
TILC – TRL-2023 term loan pre-issuance	$0.7	$—	$—	$1.4
TILC – TRL-2025 pre-issuance	$—	$—	$—	$(0.1)
Open hedges (1):
TRL-2023 term loan (2)	$(4.3)	$—	$—	$(2.1)
(1) Based on the fair value of open hedges as of December 31, 2025.
(2) Includes changes in fair value related to the amortization of the initial off-market fair value.
Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twelve months. Information related to our foreign currency hedges is as follows:

		Included in accompanying balance sheet at December 31, 2025		Effect on cost of revenues – increase/(decrease)
	Notional Amount	Asset/(Liability)	AOCI – loss/(income)	Year Ended December 31,			Expected effect during next twelve months (1)
Instrument				2025	2024	2023
	(in millions)
Forward contracts	$71.2	$3.6	$(5.2)	$3.1	$(1.0)	$(7.1)	$(4.8)
Options	$—	$—	$(0.7)	$(0.1)	$0.2	$1.4	$(0.7)
(1) Based on the fair value of open hedges as of December 31, 2025.
Derivatives Not Designated as Hedging Instruments (1)

			Asset/(Liability) at December 31, 2025	Effect on other, net (income) expense – increase/(decrease)
	Notional Amount	Interest Rate		Year Ended December 31,
				2025	2024	2023
	($ in millions)
Interest rate derivatives – open:
TILC warehouse facility – interest rate cap	$680.0	2.50%	$7.3	$4.0	$(0.1)	$—
TILC – interest rate cap (2)	$680.0	2.50%	$(7.3)	$(4.0)	$3.2	$—
Interest rate derivatives – expired (3):
TILC warehouse facility – interest rate cap	$800.0	2.50%	$—	$—	$1.9	$(5.4)
TILC – interest rate cap	$800.0	2.50%	$—	$—	$(1.9)	$5.4
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	December 31, 2025	December 31, 2024
	(in millions)
Assets:
Cash equivalents	$172.4	$209.6
Restricted cash	122.3	146.2
Total assets	$294.7	$355.8
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

	Level 2
	December 31, 2025	December 31, 2024
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$—	$10.4
Foreign currency hedges	3.6	0.4
Derivatives not designated as hedging instruments:
Interest rate derivatives	7.3	23.3
Total assets	$10.9	$34.1

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$6.7	$—
Foreign currency hedges	—	9.5
Derivatives not designated as hedging instruments:
Interest rate derivatives	7.3	23.3
Total liabilities	$14.0	$32.8
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2025 and 2024, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
See Note 9 for the estimated fair values of our debt instruments. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 5. Segment Information
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
Our CODM is our Chief Executive Officer. Operating profit is the primary measure our CODM uses to assess performance and allocate resources to each of our reportable segments. Gains and losses from the sale of property, plant, and equipment and other divestitures are included in the operating profit of each respective segment. Our CODM does not consider restructuring activities when evaluating segment operating results; therefore, restructuring activities are not allocated to segment profit or loss.
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
The financial information for these segments is shown in the tables below (in millions).

	Year Ended December 31, 2025
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$1,204.8	$952.1	$2,156.9
Intersegment revenues	1.8	467.4	469.2
Total revenues	1,206.6	1,419.5	2,626.1
Elimination of intersegment revenues			(469.2)
Total consolidated revenues			$2,156.9
Less (1):
Rail Products Group cost of revenues (2)	*	1,309.7
Depreciation and amortization for Company-owned railcars (3)	251.8	*
Maintenance and compliance for Company-owned railcars (3)(4)	161.3	*
Selling, engineering, and administrative expenses	63.9	36.5
Gains on lease portfolio sales	(91.4)	*
Gain on divestiture of partially-owned leasing subsidiary	(194.2)	*
Other segment items (5)	306.8	(1.0)
Segment operating profit	$708.4	$74.3	$782.7

	Year Ended December 31, 2024
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$1,140.8	$1,938.4	$3,079.2
Intersegment revenues	2.4	492.7	495.1
Total revenues	1,143.2	2,431.1	3,574.3
Elimination of intersegment revenues			(495.1)
Total consolidated revenues			$3,079.2
Less (1):
Rail Products Group cost of revenues (2)	*	2,209.0
Depreciation and amortization for Company-owned railcars (3)	240.1	*
Maintenance and compliance for Company-owned railcars (3)(4)	131.8	*
Selling, engineering, and administrative expenses	77.0	32.8
Gains on lease portfolio sales	(57.3)	*
Other segment items (5)	287.6	(0.1)
Segment operating profit	$464.0	$189.4	$653.4

	Year Ended December 31, 2023
	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$1,039.4	$1,943.9	$2,983.3
Intersegment revenues	1.6	535.5	537.1
Total revenues	1,041.0	2,479.4	3,520.4
Elimination of intersegment revenues			(537.1)
Total consolidated revenues			$2,983.3
Less (1):
Rail Products Group cost of revenues (2)	*	2,336.0
Depreciation and amortization for Company-owned railcars (3)	238.5	*
Maintenance and compliance for Company-owned railcars (3)(4)	130.5	*
Selling, engineering, and administrative expenses	62.0	30.5
Gains on lease portfolio sales	(82.8)	*
Other segment items (5)	255.3	0.3
Segment operating profit	$437.5	$112.6	$550.1
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
–Rail Products Group: (gains) or losses on dispositions of other property.

The reconciliation of segment operating profit to consolidated net income is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$708.4	$464.0	$437.5
Rail Products Group	74.3	189.4	112.6
Segment Totals	782.7	653.4	550.1
Corporate and other	(111.6)	(125.7)	(108.3)
Restructuring activities, net	—	(4.3)	2.2
Eliminations	(21.9)	(31.9)	(27.0)
Consolidated operating profit	649.2	491.5	417.0
Other (income) expense	273.8	269.7	268.0
Provision (benefit) for income taxes	90.9	50.4	9.0
Loss from discontinued operations, net of income taxes	(7.2)	(14.3)	(13.4)
Net income	$277.3	$157.1	$126.6
Additional financial information by segment is shown in the tables below.

	Total Assets
	December 31, 2025	December 31, 2024
	(in millions)
Railcar Leasing and Services Group	$7,676.5	$8,151.7
Rail Products Group	938.0	967.7
Segment Totals	8,614.5	9,119.4
Corporate and other	385.0	383.3
Eliminations	(575.1)	(670.5)
Total assets	$8,424.4	$8,832.2

	Depreciation & Amortization			Capital Expenditures
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(in millions)
Railcar Leasing and Services Group	$273.8	$262.2	$258.0	$769.4	$568.1	$688.0
Rail Products Group	28.0	27.6	30.3	22.5	27.2	20.6
Corporate and other	3.3	4.0	4.9	3.0	0.4	1.5
Total	$305.1	$293.8	$293.2	$794.9	$595.7	$710.1
Corporate and other assets are primarily composed of cash and cash equivalents, other assets, including right-of-use assets and assets associated with employee retirement plans, income tax receivable, and certain property, plant, and equipment.
We operate principally in North America. Our foreign operations are primarily located in Mexico. Revenues and operating profit for our Mexico operations for the years ended December 31, 2025, 2024, and 2023 were not significant in relation to the Consolidated Financial Statements. Total assets for our Mexico operations as of December 31, 2025 and 2024 were $368.5 million and $375.0 million, respectively. Total long-lived assets for our Mexico operations as of December 31, 2025 and 2024 were $94.3 million and $98.9 million, respectively.
One customer in the Rail Products Group comprised approximately 19%, 22%, and 13% of our consolidated revenues during the years ended December 31, 2025, 2024, and 2023, respectively.

Note 6. Partially-Owned Subsidiaries
Investment in Partially-owned Leasing Subsidiaries
Through our wholly-owned subsidiary, TILC, we formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing services in North America for institutional investors. TRIP Holdings is a direct, partially-owned subsidiary of TILC in which we have a controlling interest and, prior to the Exchange Transaction as defined and described below under “Railcar Partnership Restructuring”, RIV 2013 was also a direct, partially-owned subsidiary of TILC. TRIP Holdings is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of TRIP Holdings and, as such, has been delegated the authority, power, and discretion to take certain actions on its behalf.
At December 31, 2025, the carrying value of our investment in TRIP Holdings totaled $36.3 million. Our ownership interest in TRIP Holdings is 42.6%, with the remaining interest owned by third-party, investor-owned funds. The investment in TRIP Holdings is eliminated in consolidation. Through the Exchange Transaction, our ownership in RIV 2013 increased from 30.5% to 100%, making it a wholly-owned subsidiary of TILC.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from our Rail Products and Leasing Groups. TRIP Holdings has a wholly-owned subsidiary known as Tribute Rail LLC ("Tribute Rail") and, prior to the Exchange Transaction, had another wholly-owned subsidiary known as Triumph Rail LLC ("Triumph"). RIV 2013 has a wholly owned-subsidiary known as TRP 2021 LLC ("TRP-2021"). TILC is the contractual servicer for Triumph, Tribute Rail, and TRP-2021, with the authority to manage and service each entity's owned railcars. Our controlling interest in TRIP Holdings results from our combined role as both equity member and agent/servicer. Prior to the Exchange Transaction, this same combined role resulted in our controlling interest in RIV 2013. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under TRIP Holdings' (or Tribute Rail's) debt agreements, guarantee any railcar residual values, shield any parties from losses or guarantee minimum yields.
The assets of Tribute Rail may only be used to satisfy its liabilities, and the creditors of Tribute Rail have recourse only to its assets. Each of TILC and the third-party equity investor receive distributions from TRIP Holdings, when available, in proportion to its respective equity interests, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to Tribute Rail and has the potential to earn certain incentive fees. There are no remaining equity commitments with respect to TRIP Holdings.
See Note 9 for additional information regarding the debt of TRIP Holdings and RIV 2013 and their respective subsidiaries.
Railcar Partnership Restructuring
In December 2025, TILC completed a Sale and Exchange Agreement (the “Exchange Agreement”) with Napier Park Railcar Lease Fund LLC (“Napier Park”), a fund owned by Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Exchange Agreement, TILC exchanged a 42.36% membership interest in Triumph for Napier Park’s 69.45% membership interest in RIV 2013 (the “Exchange Transaction”). As a result of the Exchange Transaction, TILC now owns 100% of the membership interests of RIV 2013 and Napier Park now owns 99.8% of the membership interests of Triumph, with TILC retaining a 0.2% membership interest in Triumph.
The divestiture of TILC’s 42.36% membership interest in Triumph resulted in a deconsolidation of the Triumph entity in our Consolidated Financial Statements. As Triumph did not represent a business, the divestiture was accounted for in accordance with ASC 610-20 and resulted in the recognition of a non-cash pre-tax gain of $194.2 million during the year ended December 31, 2025. The gain was computed based on (i) the fair value of noncash consideration received in the form of Napier Park's 69.45% membership interest in RIV 2013, net of a liability incurred, of $175.1 million, (ii) the derecognition of the net assets of Triumph of $85.0 million, (iii) the derecognition of the related non-controlling interest of $103.3 million, and (iv) the remeasurement of the 0.2% retained interest in Triumph to fair value of $0.8 million. The net assets primarily consisted of equipment on lease and long-term debt. The gain is reflected in the gain on divestiture of partially-owned leasing subsidiary line of our Consolidated Statements of Operations and is included in the operating results of the Leasing Group.
Our retained 0.2% membership interest in Triumph of $0.8 million is recorded as an investment in an unconsolidated subsidiary. We concluded that TILC does not have significant influence over Triumph subsequent to the Exchange Transaction; therefore, our investment will be accounted for using the measurement alternative under ASC 321, Investments–Equity Securities.

Our acquisition of Napier Park’s 69.45% membership interest in RIV 2013 was accounted for as an equity transaction in accordance with ASC 810, Consolidation, as it represented an increase in our ownership of a consolidated subsidiary while retaining control. We recognized a net reduction to retained earnings of $78.4 million, which is the excess of the $181.6 million fair value of our 42.36% interest in Triumph transferred above the $80.8 million carrying value of Napier Park’s 69.45% noncontrolling interest, and is net of a $22.4 million deferred tax adjustment.
The impacts of the Exchange Transaction are reflected in our Consolidated Financial Statements as of and for the year ended December 31, 2025. Net income attributable to noncontrolling interest in our Consolidated Statements of Operations for the year ended December 31, 2025 includes noncontrolling interest allocations related to Triumph and RIV 2013 through the transaction date. In addition, we recorded a $6.5 million payable to Napier Park, representing a final working capital adjustment, which is included in other liabilities in our Consolidated Balance Sheets as of December 31, 2025 and is expected to settle in 2026. The financial results of RIV 2013 will continue to be consolidated in our Consolidated Financial Statements but will no longer be subject to a noncontrolling interest adjustment as a result of the Exchange Transaction.
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the VIE model of ASC 810, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At December 31, 2025, the carrying value of our investment in Trinity Global Ventures totaled $2.7 million, which is eliminated in consolidation.
Investment in Unconsolidated Affiliate
In 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, entered into a railcar investment vehicle program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 88.2% by Wafra Funds and 11.8% by TILC. TILC services all railcars owned by Signal Rail.
In November 2025, TILC and certain of its subsidiaries sold a portfolio of 990 railcars and related leases to Signal Rail for approximately $117.4 million. Signal Rail combined these railcars with a portfolio previously acquired from TILC in August 2022 and refinanced the combined portfolio through an asset-backed securitization, which repaid the existing term loan. During the year ended December 31, 2025, TILC recognized a gain of approximately $14.8 million on the portfolio sale, and $1.2 million was recognized as revenue for services performed associated with the delivery of railcars with attached leases. As a result of the refinancing, TILC received a $6.3 million equity distribution, which was recorded as a reduction to the carrying value of our investment in Signal Rail.
Upon consideration under the VIE model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 11.8% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 11.8% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At December 31, 2025, the carrying value of TILC’s equity investment in Signal Rail was $13.5 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.

Note 7. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	December 31, 2025	December 31, 2024
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries (1)(2):
Equipment on lease	$8,668.5	$7,715.0
Less: accumulated depreciation	(2,156.1)	(1,766.9)
	6,512.4	5,948.1
Partially-owned subsidiaries (2)(3):
Equipment on lease	620.5	2,233.1
Less: accumulated depreciation	(248.3)	(817.1)
	372.2	1,416.0

Deferred profit on railcar products sold (4)	(926.6)	(1,069.8)
Less: accumulated amortization	298.0	337.3
	(628.6)	(732.5)
Total railcars in our lease fleet	6,256.0	6,631.6

Operating and administrative assets:
Land	16.1	16.3
Buildings and improvements	408.4	403.2
Machinery and other	452.9	441.8
Construction in progress	18.5	11.5
	895.9	872.8
Less: accumulated depreciation	(530.6)	(516.3)
Total operating and administrative assets	365.3	356.5
Total property, plant, and equipment, net	$6,621.3	$6,988.1
(1) The Leasing Group’s debt at December 31, 2025 consisted primarily of non-recourse debt. As of December 31, 2025, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,681.7 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at December 31, 2025 was $830.7 million. See Note 9 for more information regarding the Leasing Group's debt.
(2) The net book values of our wholly-owned and partially-owned subsidiaries reflect the acquisition of the noncontrolling interest in RIV 2013 and the divestiture of Triumph as of December 31, 2025. See Note 6 for further information.
(3) Debt owed by TRIP Holdings and its subsidiary is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and its subsidiary have recourse only to the particular subsidiary's assets. As of December 31, 2025, Tribute Rail held equipment with a net book value of $372.2 million, which is pledged solely as collateral for the Tribute Rail debt. See Note 6 for a description of TRIP Holdings and its subsidiary.
(4) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.
We lease certain equipment and facilities under operating leases. See Note 1 for information related to the lease agreements, future operating lease obligations, and future minimum rental revenues associated with our lease fleet, as well as future operating lease obligations on operating and administrative leases.

Note 8. Goodwill and Intangible Assets
Goodwill
Goodwill by segment is as follows. There were no changes to our goodwill during the year ended December 31, 2025.

	December 31, 2025	December 31, 2024
Railcar Leasing and Services Group	$50.6	$50.6
Rail Products Group	170.9	170.9
	$221.5	$221.5
Intangible Assets
A summary of our intangible assets, which are included in other assets in our Consolidated Balance Sheets, is as follows:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Indefinite-lived intangible assets:
Trade names	*	$11.2	$—	$11.2	$11.2	$—	$11.2
Finite-lived intangible assets:
Customer relationships & backlog	14.3	53.6	(12.6)	41.0	53.6	(9.3)	44.3
Patents, developed technology, and other	9.2	38.8	(18.1)	20.7	36.8	(13.6)	23.2
Lease-related intangibles	13.2	57.0	(19.5)	37.5	38.5	(18.2)	20.3
Total finite-lived intangible assets		149.4	(50.2)	99.2	128.9	(41.1)	87.8
Total intangible assets		$160.6	$(50.2)	$110.4	$140.1	$(41.1)	$99.0
*Not subject to amortization
During the years ended December 31, 2025, 2024, and 2023, amortization expense related to our finite-lived intangible assets totaled $9.3 million, $10.1 million, and $13.0 million, respectively, which is included in cost of revenues in our Consolidated Statements of Operations. As of December 31, 2025, expected amortization expense related to our finite-lived intangible assets for the next five years is as follows:

Expected Amortization Expense
(in millions)
2026	$10.7
2027	$9.8
2028	$7.6
2029	$7.2
2030	$6.9

Note 9. Debt
The carrying amounts and estimated fair values of our debt are as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—	$—	$—
Senior notes due 2028, inclusive of unamortized premium of $3.1 and $4.3	603.1	623.9	604.3	623.2
	603.1	623.9	604.3	623.2
Less: unamortized debt issuance costs	(4.6)		(6.5)
Total recourse debt	598.5		597.8

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
TILC warehouse facility	478.5	478.5	584.6	584.6
2010 secured railcar equipment notes	—	—	150.0	148.5
2017 promissory notes, net of unamortized discount of $— and $1.5	—	—	631.3	631.3
2018 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	344.3	331.6	359.1	344.9
2019 secured railcar equipment notes, net of unamortized discount of $— and $0.1	676.4	662.5	711.3	694.7
2020 secured railcar equipments notes, net of unamortized discount of $— and $—	285.8	274.7	296.8	275.1
2021 secured railcar equipment notes, net of unamortized discount of $0.1 and $0.1	677.3	673.8	706.4	682.5
2022 secured railcar equipment notes, net of unamortized discount of $— and $—	216.6	214.5	223.7	215.8
TRL-2023 term loan, net of unamortized discount of $0.6 and $—	1,031.9	1,031.9	323.4	323.4
2025 secured railcar equipment notes, net of unamortized discount of $0.1 and $—	532.1	535.2	—	—
TRP-2021 secured railcar equipment notes(1), net of unamortized discount of $— and $—	303.8	292.5	—	—
Other equipment financing	47.6	47.9	50.0	50.0
	4,594.3	4,543.1	4,036.6	3,950.8
Less: unamortized debt issuance costs	(20.9)		(15.3)
	4,573.4		4,021.3
Partially-owned subsidiaries:
Triumph secured railcar equipment notes, net of unamortized discount of $— and $0.1	—	—	469.4	437.1
Tribute Rail secured railcar equipment notes, net of unamortized discount of $— and $—	271.3	270.9	287.8	285.0
TRP-2021 secured railcar equipment notes(1), net of unamortized discount of $— and $—	—	—	319.6	296.9
	271.3	270.9	1,076.8	1,019.0
Less: unamortized debt issuance costs	(0.7)		(5.0)
	270.6		1,071.8
Total non–recourse debt	4,844.0		5,093.1
Total debt	$5,442.5	$5,437.9	$5,690.9	$5,593.0
(1) TRP-2021 secured railcar equipment notes were transferred from partially-owned to wholly-owned related to the acquisition of the noncontrolling interest in RIV 2013 as of December 31, 2025. See Note 6 for further information.

The estimated fair value of our 7.75% senior notes due 2028 ("Senior Notes due 2028") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). The respective carrying values of our revolving credit facility, 2017 promissory notes, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. As of December 31, 2025 and 2024, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the fair value approximates the carrying value.
Corporate – Recourse
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the year ended December 31, 2025, we had total borrowings of $300.0 million and total repayments of $300.0 million under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $7.3 million, leaving $592.7 million available for borrowing as of December 31, 2025. Our outstanding letters of credit as of December 31, 2025 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.75%, for an all-in interest rate of 5.61% as of December 31, 2025. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.25% as of December 31, 2025). The maturity date for the revolving credit facility is July 25, 2027.
The revolving credit facility places certain restrictions on the Company and its subsidiaries, including, but not limited to, the ability to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem capital stock; prepay, redeem, or repurchase certain debt; make loans and investments; sell assets; incur liens on assets; enter into transactions with affiliates; and consolidate, merge, or liquidate. Additionally, the revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2025, we were in compliance with all such financial covenants. Borrowings under the credit facility are guaranteed by certain of our 100%-owned subsidiaries.
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

Wholly-owned leasing subsidiaries – Non-recourse
A description of the debt of our wholly-owned leasing subsidiaries as of December 31, 2025 is as follows:
TILC Warehouse Loan Facility – TILC has a $800.0 million warehouse loan facility to finance railcars owned by TILC. During the year ended December 31, 2025, we had total borrowings of $389.5 million and total repayments of $495.6 million under the TILC warehouse loan facility. The entire unused facility amount of $321.5 million was available as of December 31, 2025 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 5.62% at December 31, 2025. Our warehouse loan facility has a revolving termination date of March 15, 2027 and a maturity date of March 15, 2028.
TRL-2010 – In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL-2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (the “TRL-2010 Notes"). In October 2025, with the net proceeds of the TRL-2025 Notes described below, we redeemed in full the TRL-2010 Notes, of which $133.8 million was outstanding at the redemption date. The all-in interest rate for the TRL-2010 Notes was 5.19% per annum. In connection with the redemption of the TRL-2010 Notes, during the year ended December 31, 2025, we recognized a loss on extinguishment of debt of $0.6 million, which related to the write-off of unamortized debt issuance costs. This charge is reflected in the interest expense, net line of our Consolidated Statements of Operations for the year ended December 31, 2025.
TRL-2017 – Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL-2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, previously issued $302.4 million of promissory notes (the "Original 2017 Promissory Notes") due May 15, 2024. In November 2018, the Original 2017 Promissory Notes were extended through November 8, 2025 at an increased aggregate amount of $663.0 million. In July 2020, TRL-2017 issued an additional $225.0 million of promissory notes pursuant to a provision contained in its existing Amended and Restated Loan Agreement dated November 8, 2018 (together with previously-issued promissory notes, the "2017 Promissory Notes"). In April 2025, with the net proceeds of the TRL-2023 term loan agreement described below, we redeemed in full the 2017 Promissory Notes, of which $616.0 million was outstanding at the redemption date. The interest rate for the 2017 Promissory Notes was at one-month term SOFR plus (1) a benchmark adjustment of 11 basis points and (2) a facility margin of 1.50%. In connection with the redemption of the 2017 Promissory Notes, during the year ended December 31, 2025, we recognized a loss on extinguishment of debt of $0.8 million, which included the write-off of unamortized debt issuance costs and other direct costs associated with the extinguishment. This charge is reflected in the interest expense, net line of our Consolidated Statements of Operations.
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
The TRL-2018 Class A-2 Notes, of which $282.5 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 4.62%, are payable monthly, and have a stated final maturity date of June 17, 2048. The 2020-1 Notes, of which $61.9 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 1.96%, are payable monthly, and have a stated final maturity date of October 17, 2050. The TRL-2018 Notes are obligations of TRL-2018 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2018.

TRL-2019 – In April 2019, Trinity Rail Leasing 2019 LLC, a Delaware limited liability company ("TRL-2019") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $528.3 million in Secured Railcar Equipment Notes (the "TRL-2019 Notes"). The TRL-2019 Notes, of which $384.0 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 3.82%, are payable monthly, and have a stated final maturity date of April 17, 2049. The TRL-2019 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
In October 2019, TRL-2019 issued an additional $386.5 million in Secured Railcar Equipment Notes (the "TRL-2019-2 Notes"). The TRL-2019-2 Notes consisted of two classes of notes with (i) an aggregate principal amount of $106.9 million of TRL-2019's Series 2019-2 Class A-1 Secured Railcar Equipment Notes (the "TRL-2019 Class A-1 Notes"), and (ii) an aggregate principal amount of $279.6 million of TRL-2019's Series 2019-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2019 Class A-2 Notes”). The TRL-2019 Class A-1 Notes, of which $12.8 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 2.39%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019 Class A-2 Notes, of which $279.6 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 3.10%, are payable monthly, and have a stated final maturity date of October 17, 2049. The TRL-2019-2 Notes are obligations of TRL-2019 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2019.
TRL-2020 – In November 2020, Trinity Rail Leasing 2020 LLC, a Delaware limited liability company (“TRL-2020”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $110.0 million of TRL-2020’s Series 2020-2 Class A-1 Secured Railcar Equipment Notes (the “TRL-2020 Class A-1 Notes”), (ii) $240.3 million of TRL-2020’s Series 2020-2 Class A-2 Secured Railcar Equipment Notes (the “TRL-2020 Class A-2 Notes”), and (iii) $20.5 million of TRL-2020’s Series 2020-2 Class B Secured Railcar Equipment Notes (the “TRL-2020 Class B Notes”) (the TRL-2020 Class A-1 Notes, the TRL-2020 Class A-2 Notes, and the TRL-2020 Class B Notes are, collectively, the “TRL-2020 Notes”). The TRL-2020 Class A-1 Notes, of which $25.0 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 1.83%. The TRL-2020 Class A-2 Notes, of which $240.3 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 2.56%. The TRL-2020 Class B Notes, of which $20.5 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 3.69%. The TRL-2020 Notes are payable monthly, and have a stated final maturity date of November 19, 2050. The TRL-2020 Notes are obligations of TRL-2020 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2020.
TRL-2021 – In June 2021, Trinity Rail Leasing 2021 LLC, a Delaware limited liability company ("TRL-2021") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $305.2 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2021 Class A Notes") and (ii) $19.8 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2021 Class B Notes") (the TRL-2021 Class A Notes and the TRL-2021 Class B Notes are, collectively, the “TRL-2021 Notes”). The TRL-2021 Class A Notes, of which $249.7 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 2.26%. The TRL-2021 Class B Notes, of which $19.8 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 3.08%. The TRL-2021 Notes are payable monthly, and have a stated final maturity date of July 19, 2051. The TRL-2021 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021.
In May 2024, TRL-2021 issued an aggregate principal amount of $432.4 million of its Series 2024-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2024 Notes"). The TRL-2024 Notes, of which $407.9 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 5.78%. The TRL-2024 Notes are payable monthly and have a stated final maturity date of May 19, 2054. The TRL-2024 Notes are obligations of TRL-2021 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2021.
TRL-2022 – In April 2022, Trinity Rail Leasing 2022 LLC, a Delaware limited liability company ("TRL-2022") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of $244.8 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2022 Notes"). The TRL-2022 Notes, of which $216.6 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 4.55%, are payable monthly, and have a stated final maturity date of May 20, 2052. The TRL-2022 Notes are obligations of TRL-2022 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2022.

TRL-2023 Term Loan – In June 2023, TRL-2023 entered into a $340.0 million term loan agreement. The TRL-2023 term loan was established to finance railcars and related operating leases thereon purchased by TRL-2023 from TILC and TILC's warehouse loan facility. In April 2025, TRL-2023 entered into an amended and restated term loan agreement (the “TRL-2023 term loan agreement”) to (i) increase the aggregate amount of the term loan from $320.7 million as of March 31, 2025 to $1.05 billion; (ii) extend the maturity date to April 30, 2030; and (iii) reduce the applicable interest rate to daily simple SOFR plus a facility margin of 1.50%. The TRL-2023 term loan agreement, of which $1,032.5 million was outstanding as of December 31, 2025, bears an all-in interest rate of 5.22% at December 31, 2025. We incurred $5.6 million in debt issuance costs, which will be amortized to interest expense over the term of the TRL-2023 term loan. The TRL-2023 term loan is an obligation of TRL-2023 and is non-recourse to Trinity. The obligation is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets to be acquired and owned by TRL-2023. Net proceeds received from the transaction were used to redeem in full the outstanding borrowings of approximately $616.0 million of 2017 Promissory Notes, as described above; to repay approximately $75.8 million of borrowings under TILC's warehouse loan facility; and for general corporate purposes.
TRL-2025 – In October 2025, TRL-2025 issued an aggregate principal amount of (i) $498.6 million of its Series 2025-1 Class A Green Secured Railcar Equipment Notes (the "TRL-2025 Class A Notes"), and (ii) $36.6 million of its Series 2025-1 Class B Green Secured Railcar Equipment Notes (the "TRL-2025 Class B Notes") (the TRL-2025 Class A Notes and the TRL-2025 Class B Notes are, collectively, the “TRL-2025 Notes”). The TRL-2025 Class A Notes, of which $495.6 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 5.09%. The TRL-2025 Class B Notes, of which $36.6 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 5.30%. The TRL-2025 Notes are payable monthly, and have a stated final maturity date of October 19, 2055. We incurred $5.5 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the TRL-2025 Notes. The TRL-2025 Notes are obligations of TRL-2025 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2025. Net proceeds received from the railcars acquired in connection with the issuance of the TRL-2025 Notes were used to repay approximately $259.0 million of borrowings under TILC's warehouse loan facility; to redeem the outstanding debt of TRL-2010, as described above; and for general corporate purposes.
TRP-2021 – In June 2021, TRP-2021 issued an aggregate principal amount of (i) $334.0 million of its Series 2021-1 Class A Green Secured Railcar Equipment Notes (the “TRP-2021 Class A Notes”) and (ii) $21.0 million of its Series 2021-1 Class B Green Secured Railcar Equipment Notes (the “TRP-2021 Class B Notes”) (the TRP-2021 Class A Notes and the TRP-2021 Class B Notes are, collectively, the “TRP-2021 Notes”). The TRP-2021 Class A Notes, of which $282.8 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 2.07%. The TRP-2021 Class B Notes, of which $21.0 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 3.06%. The TRP-2021 Notes are payable monthly, and have a stated final maturity date of June 15, 2051. The TRP-2021 Notes are non-recourse to Trinity, TILC, and RIV 2013 and are secured by TRP-2021's portfolio of railcars and operating leases thereon, its cash reserves, and other assets owned by TRP-2021. Previously, TRP-2021 was a partially-owned leasing subsidiary. As of December 31, 2025, as a result of a railcar partnership restructuring, TRP-2021 is a wholly-owned leasing subsidiary. See Note 6 of the Consolidated Financial Statements for additional information regarding this transaction.
Other equipment financing – In December 2023, TILC sold to a third party, and subsequently leased back, certain railcars for total proceeds of $52.3 million. The transaction did not qualify as a sale-leaseback and is being accounted for as a financing transaction. Accordingly, no gain or loss was recorded in connection with this transaction, and the sold assets remain within property, plant, and equipment, net in our Consolidated Balance Sheets and will continue to be depreciated over their remaining useful lives for the duration of the lease. A financing liability equal to the amount of consideration received from the buyer-lessor was recorded within debt in our Consolidated Balance Sheets. A portion of the future lease payments that we make to the buyer-lessor will reduce the financing liability and the remainder will be recorded as interest expense. As of December 31, 2025, the carrying value of the financing liability was $47.6 million.
Loss on extinguishment of debt – During the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $1.5 million, which primarily related to a early redemption premium and the write-off of unamortized debt issuance costs in connection with the redemption of the Trinity Rail Leasing VII LLC secured railcar equipment notes. This charge is reflected in the interest expense, net line of our Consolidated Statements of Operations for the year ended December 31, 2024.

Partially-owned leasing subsidiaries – Non-recourse
Triumph – In June 2021, Triumph issued an aggregate principal amount of $560.4 million of its Series 2021-2 Green Secured Railcar Equipment Notes. In December 2025, as a result of a railcar partnership restructuring, Triumph and its related debt are no longer included in our Consolidated Financial Statements. See Note 6 for further information.
A description of the debt of our partially-owned leasing subsidiary as of December 31, 2025 is as follows:
Tribute Rail – In May 2022, Tribute Rail issued an aggregate principal amount of (i) $290.0 million of its Series 2022-1 Class A Green Secured Railcar Equipment Notes (the “Class A Notes”) and (ii) $37.0 million of its Series 2022-1 Class B Green Secured Railcar Equipment Notes (the “Class B Notes”) (the Class A Notes and the Class B Notes are, collectively, the “Tribute Rail Notes”). The Class A Notes, of which $234.3 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 4.76%. The Class B Notes, of which $37.0 million was outstanding as of December 31, 2025, bear interest at a fixed rate of 5.75%. The Tribute Rail Notes are payable monthly and have a stated final maturity date of May 17, 2052. The Tribute Rail Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings, and are secured by Tribute Rail's portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by Tribute Rail.
Tribute Rail is a wholly-owned subsidiary of TRIP Holdings. TRIP Holdings is a partially-owned subsidiary of the Company, through its wholly-owned subsidiary, TILC. Our ownership interest in TRIP Holdings is 42.6%. See Note 6 for further information.
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
The remaining principal payments under existing debt agreements as of December 31, 2025 based on the anticipated repayment dates are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Recourse – Corporate:
Senior notes due 2028	$—	$—	$600.0	$—	$—	$—	$600.0
Non-recourse – lease fleet:
TILC warehouse facility	15.0	15.0	5.0	—	—	—	35.0
Facility termination payments – TILC warehouse facility	—	—	443.5	—	—	—	443.5
2018 secured railcar equipment notes	14.4	18.1	311.9	—	—	—	344.4
2019 secured railcar equipment notes	676.4	—	—	—	—	—	676.4
2020 secured railcar equipment notes	13.7	272.1	—	—	—	—	285.8
2021 secured railcar equipment notes	30.5	30.1	259.8	18.4	18.4	320.2	677.4
2022 secured railcar equipment notes	8.1	8.2	8.2	192.1	—	—	216.6
TRL-2023 term loan	31.6	34.3	34.3	34.3	898.0	—	1,032.5
2025 secured railcar equipment notes	15.4	13.3	14.3	11.2	18.4	459.6	532.2
TRP-2021 secured railcar equipment notes	17.2	286.6	—	—	—	—	303.8
Other equipment financing	2.5	2.7	2.8	3.0	3.2	33.4	47.6
Tribute Rail secured railcar equipment notes	271.3	—	—	—	—	—	271.3
Total principal payments	$1,096.1	$680.4	$1,679.8	$259.0	$938.0	$813.2	$5,466.5

Note 10. Income Taxes
The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$365.0	$212.9	$137.2
Foreign	10.4	8.9	11.8
Income from continuing operations before income taxes	$375.4	$221.8	$149.0
The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current:
Federal	$2.7	$60.1	$38.7
State	3.3	2.6	1.3
Foreign	7.4	9.8	10.5
Total current	13.4	72.5	50.5
Deferred:
Federal	66.7	(24.1)	(20.7)
State	11.3	1.5	(8.1)
Foreign	(0.5)	0.5	(12.7)
Total deferred	77.5	(22.1)	(41.5)
Provision (benefit)	$90.9	$50.4	$9.0
The provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31, 2025
	Amount	Percent
	($ in millions)
U.S. federal statutory income tax rate	$78.8	21.0%
State and local income tax, net of federal income tax effect (1)	13.9	3.7
Foreign tax effects:
Mexico:
Withholding taxes	3.0	0.8
Other	(0.7)	(0.2)
Canada:
Withholding taxes	3.7	1.0
Tax credits:
Foreign tax credits	(8.3)	(2.2)
Other	(1.8)	(0.5)
Changes in valuation allowances	3.0	0.8
Nontaxable or nondeductible items:
Noncontrolling interest in partially‑owned subsidiaries	(5.1)	(1.4)
Other	2.8	0.8
Other adjustments	1.6	0.4
Effective tax rate	$90.9	24.2%
(1) State taxes in Illinois and California made up the majority (greater than 50%) of the tax effect in this category.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. The Act includes multiple business tax provisions, including the reinstatement of 100% bonus depreciation and a change in the calculation of deductible interest expense. These changes were incorporated into our provision for income taxes for the year ended December 31, 2025, resulting in an increase to our deferred tax expense, offset by a corresponding decrease to our current tax expense. The Act did not have a material impact on our total income tax expense or our effective tax rates for the year ended December 31, 2025.
As previously disclosed and prior to the adoption of ASU 2023-09, the provision for income taxes from continuing operations results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and our effective income tax rate on income before income taxes:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign branch taxes	1.1	1.8
State taxes	1.8	2.2
Executive compensation limitations	1.1	1.3
Noncontrolling interest in partially-owned subsidiaries	(1.8)	(1.8)
Equity compensation	(0.7)	(0.5)
Changes in valuation allowance and reserves	(0.8)	(2.2)
Changes in tax laws and apportionment	0.5	(7.1)
Release of residual taxes from AOCI	—	(8.1)
Other, net	0.5	(0.6)
Effective tax rate	22.7%	6.0%
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
We remeasure our state deferred tax liability on a regular basis based upon our estimate of our state tax apportionment as applied to enacted state tax rates. We also adjust our deferred balances based upon changes in tax laws and rates during the period in which those laws and rates are enacted, as well as adjusting for acquisition and disposition activity of businesses. During 2025, the state of Illinois changed its tax laws, resulting in a one-time, non-cash deferred tax expense of $4.8 million. As a result of our changes in apportionment, tax law changes, and business additions, we recorded a non-cash, deferred tax expense of $5.1 million, an expense of $0.9 million, and a benefit of $10.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The tax provision for the year ended December 31, 2025 reflects an expense for an adjustment in our valuation allowance of $3.3 million primarily for foreign tax credit, state tax carryforwards, and general business tax credits. The tax provisions for the years ended December 31, 2024 and 2023 reflect a benefit for a net adjustment to our valuation allowances of $1.8 million and $3.2 million, respectively, primarily for deferred tax assets in Mexico, state tax loss carryforwards, state reserves, and federal tax credits.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$1,297.5	$1,110.0
Partially-owned subsidiaries basis difference	38.5	124.7
Right-of-use assets	20.5	21.5
Accrued liabilities and other	1.7	7.0
Total deferred tax liabilities	1,358.2	1,263.2
Deferred tax assets:
Workers compensation, pensions, and other benefits	31.3	33.6
Interest expense	81.9	108.8
Warranties and reserves	3.6	3.0
Equity items	1.2	1.2
Tax loss carryforwards and credits	107.2	30.7
Inventory	5.7	6.7
Lease liabilities	24.2	25.3
Total deferred tax assets	255.1	209.3
Net deferred tax liabilities before valuation allowances	1,103.1	1,053.9
Valuation allowances	24.3	20.8
Net deferred tax liabilities before reserve for uncertain tax positions	1,127.4	1,074.7
Deferred tax assets included in reserve for uncertain tax positions	(0.6)	(0.7)
Net deferred tax liability	$1,126.8	$1,074.0
At December 31, 2025, we had $326.1 million of federal tax loss carryforwards, $17.9 million of tax-effected state loss carryforwards that generally expire between the years 2026 and 2045, and $20.7 million of net federal and state credits remaining. We have established valuation allowances for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
Our federal tax return years through 2021 are closed under statute and the years 2022-2024 remain open. We have state tax returns that are under audit in the normal course of business, and the statutes of limitations for our Mexican subsidiaries' tax returns remain open for audit for 2020 and forward. We believe we are appropriately reserved for any potential matters.
Income taxes paid, net of refunds
The components of income taxes paid, net of refunds, are as follows:

Year Ended December 31, 2025

(in millions)
Federal (1)	$42.4
State	0.7
Foreign:
Mexico	5.1
Canada	2.7
Other	0.5
Income taxes paid, net of refunds	$51.4
(1) Includes the purchase of $40.0 million in federal transferable tax credits for $38.4 million during the year ended December 31, 2025. These credits were used to offset the Company’s federal income tax liability for 2024, generating an income tax receivable and resulting in the recognition of a tax benefit of $1.6 million for the year ended December 31, 2025.

Income tax payments, net of refunds, during the years ended December 31, 2024 and 2023 totaled $54.6 million and $42.4 million, respectively.
Unrecognized tax benefits
Our unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 were $0.6 million, $0.9 million, and $1.0 million, respectively. There were no material changes to our unrecognized tax benefits during the years ended December 31, 2025, 2024, and 2023.
The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2025 and 2024 was $2.5 million and $2.4 million, respectively. We had no material changes to interest or penalties relating to uncertain tax positions for the years ended December 31, 2025, 2024, and 2023.
Note 11. Employee Retirement Plans
We sponsor a defined contribution plan (the "401(k) plan") that provides retirement income for eligible employees. Additionally, we sponsor a Supplemental Executive Retirement Plan ("SERP"), which is our only remaining defined benefit plan and is frozen to new participants. The annual measurement date of the benefit obligations and funded status is December 31.
Components of Net Periodic Benefit Cost and Other Retirement Expenses

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Defined contribution expense	$12.3	$11.7	$10.1
Net periodic benefit cost – Supplemental Executive Retirement Plan (1)	$0.7	$0.7	$0.7
(1) The non-service cost components of net periodic benefit cost are included in other, net (income) expense in our Consolidated Statements of Operations.
Obligations and funded status
At December 31, 2025 and 2024, the projected benefit obligations and net funded status of our SERP were $10.4 million and $10.5 million, respectively, which are included in accrued liabilities in our Consolidated Balance Sheets.
Amounts recognized in other comprehensive income
Amounts recognized in other comprehensive income related to actuarial gains and the amortization of actuarial gains or losses during the years ended December 31, 2025, 2024, and 2023 were not significant in relation to the Consolidated Financial Statements. At December 31, 2025, AOCI included unrecognized actuarial losses related to our SERP of $2.6 million ($1.4 million net of related income taxes). Actuarial losses included in AOCI and expected to be recognized in net periodic pension cost for the year ended December 31, 2026 are $0.1 million ($0.2 million, net of related income taxes).
Funding of Defined Contribution Plans
The Company's 401(k) plan utilizes a qualified automatic contribution arrangement safe harbor plan structure. The matching structure provides for a dollar-for-dollar Company match on up to 6% of participants' eligible compensation, subject to a two-year cliff vesting period. Employer contributions to the 401(k) plan and the Trinity Industries, Inc. Deferred Compensation Plan for the year ending December 31, 2026 are expected to be $13.0 million, compared to $12.6 million contributed during 2025.

Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the years ended December 31, 2025 and 2024 are as follows:

	Unrealized gains (losses) on derivative financial instruments	Net actuarial gains (losses) of defined benefit plans	Accumulated other comprehensive income (loss)
	(in millions)
Balances at December 31, 2023	$12.4	$(1.4)	$11.0
Other comprehensive income (loss), net of tax, before reclassifications	(3.5)	0.1	(3.4)
Amounts reclassified from AOCI, net of tax expense of $3.7, $—, and $3.7	(11.5)	0.1	(11.4)
Less: noncontrolling interest	(0.4)	—	(0.4)
Other comprehensive income (loss)	(15.4)	0.2	(15.2)
Balances at December 31, 2024	(3.0)	(1.2)	(4.2)
Other comprehensive income, net of tax, before reclassifications	4.8	(0.3)	4.5
Amounts reclassified from AOCI, net of tax expense of $1.4, $—, and $1.4	(4.4)	0.1	(4.3)
Less: noncontrolling interest	(0.2)	—	(0.2)
Other comprehensive income	0.2	(0.2)	—
Balances at December 31, 2025	$(2.8)	$(1.4)	$(4.2)
See Note 4 for information on the reclassification of amounts in AOCI into earnings. Reclassifications of unrealized before-tax gains and losses on derivative financial instruments are included in interest expense, net for our interest rate hedges and in cost of revenues for our foreign currency hedges in our Consolidated Statements of Operations. Reclassifications of before-tax net actuarial gains/(losses) of defined benefit plans are included in other, net (income) expense in our Consolidated Statements of Operations.

Note 13. Common Stock and Stock-Based Compensation
Stockholders' Equity
Share Repurchase Authorization
In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. During the year ended December 31, 2025, share repurchases totaled 2.7 million shares, at a cost of approximately $71.3 million, resulting in a remaining authorization to repurchase up to $157.7 million of our common stock under the share repurchase program as of December 31, 2025. Share repurchase activity during the year ended December 31, 2025 resulted in $0.4 million in excise taxes. During the year ended December 31, 2024, share repurchases totaled 0.6 million shares, at a cost of approximately $21.0 million. There were no shares repurchased under this share repurchase program during the year ended December 31, 2023.
Stock-Based Compensation
Stock Award Plans
Our Fifth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 22,050,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2025, a total of 2,441,248 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Our stock options have contractual terms of ten years and become exercisable after a three-year vesting period.
Stock-Based Compensation Expense
The cost of employee services received in exchange for awards of equity instruments is referred to as stock-based compensation and is recognized over the applicable vesting periods based on the grant date fair-value of those awards. Stock-based compensation expense totaled $22.9 million, $23.6 million, and $22.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The income tax benefit related to stock-based compensation expense was $3.3 million, $6.8 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock Options
Expense related to stock options is recognized on a straight-line basis over the vesting period.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2024	300,000	$5.26
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Options outstanding and exercisable at December 31, 2025	300,000	$5.26	4.1	$1.4
At December 31, 2025, there was no unrecognized compensation expense related to stock options. The weighted average exercise price of stock options outstanding as of December 31, 2025 was $21.61. There were no options exercised during the years ended December 31, 2025, 2024, and 2023.

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

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2024	1,296,862	$24.71	$45.5
Granted	494,614	$27.03
Vested	(540,652)	$25.65
Forfeited	(51,970)	$27.40
Restricted stock units outstanding at December 31, 2025	1,198,854	$25.12	$31.7
Additional information related to RSUs is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of RSUs granted	$27.03	$30.70	$21.63
Total grant-date fair value of RSUs vested and released	$13.9	$15.8	$14.9
Total intrinsic value of RSUs vested and released	$14.8	$20.6	$13.9
At December 31, 2025, unrecognized compensation expense related to RSUs totaled $14.6 million, which will be recognized over a weighted average period of 1.7 years.

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

	Number of Performance Units	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Performance units outstanding at December 31, 2024	723,622	$29.15	$25.4
Granted	225,192	$32.73
Performance adjustment (1)	172,254	$29.17
Vested (1)	(399,940)	$29.48
Forfeited	(11,886)	$30.28
Performance units outstanding at December 31, 2025	709,242	$30.09	$18.8
(1) For the 2022-2024 performance period, performance adjustment includes 102,289 additional performance units for return on equity, for which actual performance resulted in a payout of 197% of target, as well as 69,965 performance units for relative total shareholder return, for which actual performance resulted in a payout of 182% of target.
Additional information related to performance units is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of performance units granted	$32.73	$29.54	$27.72
Total grant-date fair value of performance units vested and released	$11.9	$8.0	$10.2
Total intrinsic value of performance units vested and released	$10.8	$8.4	$8.6
At December 31, 2025, unrecognized compensation expense related to performance units totaled $11.0 million, which will be recognized over a weighted average period of 1.3 years.

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

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Award	Aggregate Intrinsic Value (in millions)
Restricted stock awards outstanding at December 31, 2024	418,946	$21.34	$14.7
Granted	28,388	$26.95
Vested	(98,479)	$21.92
Forfeited	(9,175)	$25.88
Restricted stock awards outstanding at December 31, 2025 (1)	339,680	$21.52	$9.0
(1) The balance of RSAs outstanding at December 31, 2025 includes approximately 0.1 million RSAs for Arcosa Inc. ("Arcosa") employees that were converted under the shareholder method at the time of the Arcosa spin-off. These RSAs will be released to Arcosa employees upon vesting, but as of the spin-off date, Trinity no longer records the compensation expense associated with these shares.
Additional information related to RSAs is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except weighted average fair value)
Weighted average grant-date fair value of RSAs granted	$26.95	$30.75	$21.32
Total grant-date fair value of RSAs vested and released	$2.2	$2.0	$2.0
Total intrinsic value of RSAs vested and released	$2.6	$3.1	$2.1
At December 31, 2025, unrecognized compensation expense related to RSAs totaled $1.1 million, which will be recognized over a weighted average period of 3.1 years.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Income from continuing operations	$284.5	$171.4	$140.0
Less: Net income attributable to noncontrolling interest	(24.2)	(18.7)	(20.6)
Net income from continuing operations attributable to Trinity Industries, Inc.	260.3	152.7	119.4
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(7.2)	(14.3)	(13.4)
Net income attributable to Trinity Industries, Inc.	$253.1	$138.4	$106.0

Basic weighted average shares outstanding	80.8	81.9	81.2
Effect of dilutive securities	2.1	2.3	2.2
Diluted weighted average shares outstanding	82.9	84.2	83.4

Basic earnings per common share:
Income from continuing operations	$3.22	$1.86	$1.47
Loss from discontinued operations	(0.09)	(0.17)	(0.16)
Basic net income attributable to Trinity Industries, Inc.	$3.13	$1.69	$1.31
Diluted earnings per common share:
Income from continuing operations	$3.14	$1.81	$1.43
Loss from discontinued operations	(0.09)	(0.17)	(0.16)
Diluted net income attributable to Trinity Industries, Inc.	$3.05	$1.64	$1.27

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	—	0.1
Antidilutive stock options	—	—	—
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.

Note 15. Contingencies
East Palestine, OH Train Derailment
On February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. In March 2023, the State of Ohio and the United States Environmental Protection Agency filed lawsuits against Norfolk Southern Railway Company and Norfolk Southern Corporation (“Norfolk Southern”), which were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled The State of Ohio, ex rel., Dave Yost, Ohio Attorney General, and the United States of America, Plaintiffs v. Norfolk Southern Railway Company and Norfolk Southern Corporation, Defendants, Civil Action No. 4:23-cv-00517. On June 30, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC, and certain other third-party defendants. Norfolk Southern asserted third-party claims against TILC for recovery of response costs, contribution, and declaratory relief under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); negligence; and equitable contribution. On March 6, 2024, the trial court granted TILC’s motion to dismiss Norfolk Southern’s Third-Party Complaint and entered an order dismissing Norfolk Southern’s complaint against TILC. On March 24, 2025, the trial court denied Norfolk Southern’s Motion for Entry of Partial Final Judgment.
In April 2023, multiple putative class action lawsuits filed against Norfolk Southern were consolidated in the United States District Court for the Northern District of Ohio, Eastern Division in a civil action styled In re: East Palestine Train Derailment, Civil Action No. 4:23-CV-00242 ("Consolidated Class Action"). On July 25, 2023, Norfolk Southern filed a third-party complaint against the Company’s wholly-owned subsidiary, TILC, and certain other third-party defendants. Norfolk Southern asserted third-party claims against TILC for negligence, joint and several liability, and contribution. On August 14, 2023, plaintiffs filed a First Amended Master Consolidated Class Action Complaint and Jury Demand (“First Amended Complaint”) asserting direct claims for negligence, gross negligence, and medical monitoring against Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC ("Railcar Defendants"). On April 9, 2024, plaintiffs and Norfolk Southern announced a settlement in principle of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. On May 22, 2024, the parties filed a joint motion to dismiss, with prejudice, Norfolk Southern’s third-party claims against TILC (the “Dismissal Motion”). On June 3, 2024, the court entered an order granting the Dismissal Motion (the “Dismissal Order”). The Dismissal Order dismisses, with prejudice, all of Norfolk Southern’s claims against TILC, including claims for negligence and contribution. On September 27, 2024, the district court entered an order approving the settlement of plaintiffs’ claims against Norfolk Southern and the Railcar Defendants. Certain individual class members appealed the order approving the settlement, and on November 5, 2025, the Sixth Circuit dismissed the appeal. On February 2, 2026, these individual class members filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Sixth Circuit's decision.
On January 31, 2025, a lawsuit was filed by Josh Hickman and more than 700 current and former residents and businesses in areas near East Palestine, Ohio against more than 50 defendants, including Norfolk Southern, Oxy Vinyls LP, GATX Corporation, General American Marks Company, TILC, certain governmental entities, and various corporate defendants, asserting various claims arising from the February 3, 2023 derailment. On February 3, 2025, a similar lawsuit was filed by Gregory Taylor and 20 current and former residents of areas near East Palestine, Ohio against the same defendants. These lawsuits have been consolidated in the case styled Josh Hickman, et al. v. Norfolk Southern Railway Company, et al., Case No. 2025 CV 00434, in the Court of Common Pleas, Columbiana County, Ohio. Plaintiffs’ lawsuit asserts claims for negligence, nuisance and nuisance per se, strict liability, trespass, punitive damages, loss of consortium, wrongful death, survivorship, civil conspiracy, and Medicaid subrogation. Not all plaintiffs in this action are asserting claims against TILC in light of the settlement and associated releases in the Consolidated Class Action. On June 20, 2025, TILC filed its motion to dismiss, which remains pending.
On February 3, 2025, a lawsuit was filed by 28 current and former residents or businesses of areas near East Palestine, Ohio against more than 15 corporate defendants, including Norfolk Southern, Oxy Vinyls LP, GATX Corporation, General American Marks Company, and TILC asserting various claims arising from the February 3, 2023 derailment. The case was styled Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. CV25111454, in the Court of Common Pleas, Cuyahoga County, Ohio. On April 29, 2025, Plaintiffs dismissed this lawsuit and refiled the lawsuit in Philadelphia County, Pennsylvania, styled, Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 250200415, in the Court of Common Pleas, Philadelphia County, Pennsylvania. On November 13, 2025, Plaintiffs dismissed this lawsuit, and, by agreement of the parties, on December 12, 2025, Plaintiffs refiled this lawsuit in the Court of Common Pleas, Columbiana County, Ohio, styled Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 2025 CV 614. Plaintiffs assert claims for negligence, nuisance and nuisance per se, strict liability, trespass, punitive damages, loss of consortium, wrongful death, survivorship, and business interruption.

In each of the above matters, TILC was the owner of one tank car cited in the action, which was leased to a third party, who is also a defendant in the above matters.The Company believes it has substantial defenses and intends to vigorously defend itself against all allegations in the third-party and direct claims asserted against TILC. The Company or its subsidiaries could be named in similar litigation involving other plaintiffs, but the ultimate number of claims and the jurisdiction(s) in which such claims, if any, may be filed may vary. We do not believe at this time that a loss is probable in these matters, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying Consolidated Financial Statements. The Company maintains liability insurance coverage and commercial contractual indemnity rights to protect the Company’s assets from losses arising from these types of litigation claims.
Highway Products Litigation
Pursuant to the purchase and sale agreement related to the sale of the Company’s former highway products business, the Company agreed to indemnify the purchaser for certain liabilities related to the highway products business, including liabilities resulting from or arising out of ET Plus systems or specified ET Plus component parts that were both (i) manufactured prior to December 31, 2021, and (ii) sold in the United States on or prior to April 30, 2022, or related warranty obligations with respect thereto.
Mr. Joshua Harman filed a state qui tam action currently pending pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. The Commonwealth of Virginia Attorney General intervened in the Virginia matter. On February 7, 2024, the trial court granted the Company's motion for summary judgment. On July 26, 2024, Mr. Harman filed a Notice of Appeal of the trial court’s final judgment and all adverse rulings, including the denial of Mr. Harman’s and the Commonwealth of Virginia’s motion for reconsideration. Mr. Harman’s appeal remains pending.
The Company believes that it has substantial defenses in this matter and intends to vigorously defend against all allegations. Based on information currently available to the Company, we currently do not believe that a loss is probable in this action, therefore no accrual has been included in the accompanying Consolidated Financial Statements. Because of the complexity of this action, as well as its current status, we are not able to estimate a range of possible losses with respect to this action. While the financial impact of this state action is currently unknown, it could be material.
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
Other Matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $8.0 million to $19.7 million. At December 31, 2025, total accruals of $8.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Loss Events in Cartersville, Georgia
During 2021 and 2024, we experienced two separate loss events at the Company's facility in Cartersville, Georgia and incurred costs related to cleanup and damage remediation activities. Property damage insurance proceeds received in excess of the net book value of property lost and related cleanup costs were accounted for as a gain, in accordance with ASC 450-30, Gain Contingencies. During the years ended December 31, 2024 and 2023, we recorded gains of $2.7 million and $6.3 million, respectively, for property damage insurance recoveries in excess of the net book value of assets destroyed, which is included in the gains on dispositions of other property line in our Consolidated Statements of Operations.
Note 16. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(in millions, except per share data)
Revenues:
Manufacturing	$298.2	$204.1	$153.3	$296.5
Leasing & Services	287.2	302.1	300.8	314.7
	585.4	506.2	454.1	611.2
Operating costs:
Costs of revenues:
Manufacturing	271.6	194.1	132.4	266.0
Leasing & Services	171.6	178.7	180.3	189.5
	443.2	372.8	312.7	455.5
Selling, engineering, and administrative expenses	50.0	49.4	45.2	69.7
Gains on dispositions of property and other divestitures	7.6	11.4	22.4	249.4
Operating profit	99.8	95.4	118.6	335.4
Other expense	63.4	69.4	70.4	70.6
Income from continuing operations before income taxes	36.4	26.0	48.2	264.8
Provision (benefit) for income taxes	7.4	4.1	11.1	68.3
Income from continuing operations	29.0	21.9	37.1	196.5
Loss from discontinued operations, net of income taxes	(1.9)	(1.9)	(1.1)	(2.3)
Net income	27.1	20.0	36.0	194.2
Net income attributable to noncontrolling interest	5.0	5.9	5.7	7.6
Net income attributable to Trinity Industries, Inc.	$22.1	$14.1	$30.3	$186.6

Basic earnings per common share:
Income from continuing operations	$0.29	$0.20	$0.39	$2.36
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	(0.03)
Basic net income attributable to Trinity Industries, Inc.	$0.27	$0.17	$0.38	$2.34
Diluted earnings per common share:
Income from continuing operations	$0.29	$0.19	$0.38	$2.31
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	(0.03)
Diluted net income attributable to Trinity Industries, Inc.	$0.26	$0.17	$0.37	$2.28
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding. Additionally, the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(in millions, except per share data)
Revenues:
Manufacturing	$525.3	$560.9	$509.6	$342.6
Leasing & Services	284.3	280.5	289.2	286.8
	809.6	841.4	798.8	629.4
Operating costs:
Costs of revenues:
Manufacturing	476.3	505.8	460.7	305.4
Leasing & Services	168.6	156.6	168.6	169.0
	644.9	662.4	629.3	474.4
Selling, engineering, and administrative expenses	52.3	61.3	60.5	61.6
Gains on dispositions of property and other divestitures	2.8	24.2	13.4	22.9
Restructuring activities, net	—	—	—	4.3
Operating profit	115.2	141.9	122.4	112.0
Other expense	72.5	66.7	66.0	64.5
Income from continuing operations before income taxes	42.7	75.2	56.4	47.5
Provision (benefit) for income taxes	11.0	17.1	15.6	6.7
Income from continuing operations	31.7	58.1	40.8	40.8
Loss from discontinued operations, net of income taxes	(4.3)	(1.7)	(5.3)	(3.0)
Net income	27.4	56.4	35.5	37.8
Net income attributable to noncontrolling interest	3.7	2.0	4.1	8.9
Net income attributable to Trinity Industries, Inc.	$23.7	$54.4	$31.4	$28.9

Basic earnings per common share:
Income from continuing operations	$0.34	$0.68	$0.45	$0.39
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.04)
Basic net income attributable to Trinity Industries, Inc.	$0.29	$0.66	$0.38	$0.35
Diluted earnings per common share:
Income from continuing operations	$0.33	$0.67	$0.44	$0.38
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.04)
Diluted net income attributable to Trinity Industries, Inc.	$0.28	$0.65	$0.37	$0.34
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding. Additionally, the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

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
Internal Control over Financial Reporting.
During the three months ended December 31, 2025, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements. Ernst & Young LLP's attestation report on the effectiveness of our internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trinity Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 2026

Item 9B. Other Information.
During the three months ended December 31, 2025, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 – Election of Directors” in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Information about our Executive Officers.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2026 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance – Board Committees – Audit Committee” in the Company's 2026 Proxy Statement.
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
Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Executive Compensation” and "Director Compensation" in the Company's 2026 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company's 2026 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation – Human Resources Committee Report” in the Company's 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2026 Proxy Statement under the caption “Security Ownership – Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2025.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock options	300,000		$21.61
Restricted stock units	1,198,854	(1)	$—
Performance units	709,242	(1)	$—
	2,208,096			2,441,248
Equity compensation plans not approved by security holders	—	(2)		—
Total	2,208,096			2,441,248
____________
(1) The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
(2) Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual board and committee retainer fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2025, there were 112,060 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. Information about the Deferred Compensation Plan is incorporated herein by reference from the Company's 2026 Proxy Statement, under the caption “Executive Compensation – Compensation Discussion and Analysis – Components of Compensation – Post-employment Benefits.” At December 31, 2025, there were 19,466 stock units credited to the accounts of participants under the Deferred Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2026 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance – Independence of Directors” in the Company's 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2025 and 2024” in the Company's 2026 Proxy Statement.

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

(10.5.7)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.5.8)	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).*
(10.5.9)
Form of Restricted Stock Unit Agreement for grants issued commencing 2022 (incorporated by reference to Exhibit 10.5.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2022).*

(10.5.10)
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

(10.12)
Master Indenture dated June 20, 2018, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

(10.12.1)
Series 2020-1 Supplement dated October 19, 2020, between Trinity Rail Leasing 2018 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.22.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.13)
Master Indenture dated April 10, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

(10.13.1)
Series 2019-2 Supplement dated October 17, 2019, between Trinity Rail Leasing 2019 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

(10.14)
Master Indenture dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the annual period ended December 31, 2020). [Portions omitted]

NO.	DESCRIPTION
(10.14.1)
Series 2020-2 Supplement dated November 19, 2020, between Trinity Rail Leasing 2020 LLC and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 10.29.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2020).

(10.15)
Master Indenture dated June 15, 2021, by and between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.15.1)
Series 2021-1 Supplement dated June 15, 2021, between TRP 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.16)
Master Indenture dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.16.1)
Series 2021-2 Supplement dated June 15, 2021, by and between Triumph Rail LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.17)
Master Indenture dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.5.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.17.1)
Series 2021-1 Supplement dated June 30, 2021, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.5.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

(10.17.2)
Series 2024-1 Supplement dated May 30, 2024, by and between Trinity Rail Leasing 2021 LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2024).

(10.18)
Master Indenture dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 3, 2022).

(10.18.1)
Series 2022-1 Supplement dated April 28, 2022, by and between Trinity Rail Leasing 2022 LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 3, 2022).

(10.19)
Master Indenture dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 31, 2022).

(10.19.1)
Series 2022-1 Supplement dated May 25, 2022, by and between Tribute Rail LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 31, 2022).

(10.20)
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

(10.21)
Master Indenture dated October 28, 2025, by and among Trinity Rail Leasing 2025 LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025).

(10.21.1)
Series 2025-1 Supplement dated October 28, 2025, by and among Trinity Rail Leasing 2025 LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025).

(10.21.2)
Note Purchase Agreement dated October 15, 2025, by and among Trinity Rail Leasing 2025 LLC, Trinity Industries Leasing Company, Wells Fargo Securities LLC, ATLAS SP Securities, a division of Apollo Global Securities, LLC, BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Citizens JMP Securities, LLC, PNC Capital Markets LLC, and Regions Securities LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 20, 2025).

(10.22)
Sale and Exchange Agreement dated December 30, 2025, by and between Trinity Industries Leasing Company and Napier Park Railcar Lease Fund LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 6, 2026).

(19)	Insider trading policies and procedures (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 112 of this document and filed herewith).

NO.	DESCRIPTION
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(97)	Trinity Industries, Inc. Officer Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the annual period ended December 31, 2023).
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
13)Registration Statement (Form S-8, No. 333-183941),
14)Registration Statement (Form S-8, No. 333-203876),
15)Registration Statement (Form S-8, No. 333-215067),
16)Registration Statement (Form S-8, No. 333-230537),
17)Registration Statement (Form S-8, No. 333-263977), and
18)Registration Statement (Form S-8, No. 333-290391)
of our reports dated February 19, 2026, with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. for the year ended December 31, 2025.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 2026

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ Eric R. Marchetto
Registrant
Eric R. Marchetto
Executive Vice President and Chief Financial Officer
February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ E. Jean Savage
Leldon E. Echols	E. Jean Savage
Non-Executive Chairman	Chief Executive Officer, President, and Director
Dated: February 19, 2026	Dated: February 19, 2026

/s/ William P. Ainsworth	Principal Financial Officer:
William P. Ainsworth
Director	/s/ Eric R. Marchetto
Dated: February 19, 2026	Eric R. Marchetto
Executive Vice President and Chief Financial Officer
/s/ Robert C. Biesterfeld Jr.	Dated: February 19, 2026
Robert C. Biesterfeld Jr.
Director	Principal Accounting Officer:
Dated: February 19, 2026
/s/ Christina N. Maldonado
/s/ John J. Diez	Christina N. Maldonado
John J. Diez	Vice President and Chief Accounting Officer
Director	Dated: February 19, 2026
Dated: February 19, 2026

/s/ Veena M. Lakkundi
Veena M. Lakkundi
Director
Dated: February 19, 2026

/s/ S. Todd Maclin
S. Todd Maclin
Director
Dated: February 19, 2026

/s/ Dunia A. Shive
Dunia A. Shive
Director
Dated: February 19, 2026