Form 10-Q
period 2026-03-31
TRINITY INDUSTRIES INC
filed 2026-04-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
Yes ☐ No ☑
At April 23, 2026, the number of shares of common stock, $0.01 par value, outstanding was 79,505,503.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Revenues:
Manufacturing	$206.7	$298.2
Leasing & Services	285.3	287.2
	492.0	585.4
Operating costs:
Cost of revenues:
Manufacturing	180.7	271.6
Leasing & Services	182.4	171.6
	363.1	443.2
Selling, engineering, and administrative expenses	50.7	50.0
Gains on dispositions of property:
Lease portfolio sales	22.0	5.9
Other	0.9	1.7
	22.9	7.6
Total operating profit	101.1	99.8
Other (income) expense:
Interest expense, net	65.4	66.1
Other, net	0.6	(2.7)
	66.0	63.4
Income from continuing operations before income taxes	35.1	36.4
Provision for income taxes	8.5	7.4
Income from continuing operations	26.6	29.0
Loss from discontinued operations, net of benefit for income taxes of $0.6 and $0.6	(1.8)	(1.9)
Net income	24.8	27.1
Net income attributable to noncontrolling interest	0.6	5.0
Net income attributable to Trinity Industries, Inc.	$24.2	$22.1

Basic earnings per common share:
Income from continuing operations	$0.33	$0.29
Loss from discontinued operations	(0.02)	(0.02)
Net income attributable to Trinity Industries, Inc.	$0.30	$0.27
Diluted earnings per common share:
Income from continuing operations	$0.32	$0.29
Loss from discontinued operations	(0.02)	(0.02)
Net income attributable to Trinity Industries, Inc.	$0.30	$0.26
Weighted average number of shares outstanding:
Basic	79.7	81.6
Diluted	81.9	83.8
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$24.8	$27.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(2.3) and $0.6	7.4	(2.0)
Reclassification adjustments for (gains) losses included in net income, net of tax benefit (expense) of $(0.7) and $0.5	(2.2)	2.1
	5.2	0.1
Comprehensive income	30.0	27.2
Less: comprehensive income attributable to noncontrolling interest	0.6	5.1
Comprehensive income attributable to Trinity Industries, Inc.	$29.4	$22.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$132.6	$201.3
Receivables, net of allowance	326.1	389.1
Income tax receivable	28.2	27.5
Inventories:
Raw materials and supplies	254.4	243.7
Work in process	130.9	100.8
Finished goods	97.9	124.6
	483.2	469.1
Restricted cash, including partially-owned subsidiary of $7.6 and $9.9	120.0	122.3
Property, plant, and equipment, at cost, including partially-owned subsidiary of $524.7 and $523.9	9,330.1	9,258.3
Less accumulated depreciation, including partially-owned subsidiary of $208.5 and $205.3	(2,687.1)	(2,637.0)
	6,643.0	6,621.3
Goodwill	221.5	221.5
Other assets	376.1	372.3
Total assets	$8,330.7	$8,424.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$272.9	$269.6
Accrued liabilities	247.2	301.2
Debt:
Recourse	598.6	598.5
Non-recourse:
Wholly-owned subsidiaries	4,516.7	4,573.4
Partially-owned subsidiary	267.0	270.6
	5,382.3	5,442.5
Deferred income taxes	1,148.0	1,129.0
Other liabilities	134.6	136.8
Total liabilities	7,185.0	7,279.1
Commitments and contingencies (Note 12)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	4.9	—
Retained earnings	1,080.6	1,081.5
Accumulated other comprehensive income (loss)	1.0	(4.2)
Treasury stock	(8.5)	(0.9)
Trinity stockholders' equity	1,078.8	1,077.2
Noncontrolling interest	66.9	68.1
Total stockholders' equity	1,145.7	1,145.3
Total liabilities and stockholders' equity	$8,330.7	$8,424.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating activities:
Net income	$24.8	$27.1
Loss from discontinued operations, net of income taxes	1.8	1.9
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	72.6	74.3
Stock-based compensation expense	4.9	5.3
Provision (benefit) for deferred income taxes	6.4	(6.1)
Net gains on lease portfolio sales	(22.0)	(5.9)
Gains on dispositions of property and other assets	(0.9)	(1.7)
Non-cash interest expense	3.0	3.4
Other	(0.8)	(0.4)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	63.0	10.2
(Increase) decrease in income tax receivable	(0.7)	(0.1)
(Increase) decrease in inventories	(14.1)	26.5
(Increase) decrease in other assets	7.5	8.2
Increase (decrease) in accounts payable	3.3	3.5
Increase (decrease) in accrued liabilities	(47.9)	(61.1)
Increase (decrease) in other liabilities	(1.3)	(6.7)
Net cash provided by operating activities – continuing operations	99.6	78.4
Net cash used in operating activities – discontinued operations	(1.8)	(1.9)
Net cash provided by operating activities	97.8	76.5
Investing activities:
Capital expenditures – lease fleet	(151.0)	(120.2)
Proceeds from lease portfolio sales	83.3	33.7
Capital expenditures – operating and administrative	(6.3)	(9.2)
Proceeds from dispositions of property and other assets	3.8	4.1
Net cash used in investing activities	(70.2)	(91.6)
Financing activities:
Payments to retire debt	(62.2)	(77.3)
Payments to settle contingent consideration liability	—	(8.0)
Shares repurchased	(7.2)	(8.2)
Dividends paid to common shareholders	(24.8)	(24.6)
Purchase of shares to satisfy employee tax on vested stock	(0.2)	(0.3)
Distributions to noncontrolling interest	(4.2)	(5.8)
Net cash used in financing activities	(98.6)	(124.2)
Net decrease in cash, cash equivalents, and restricted cash	(71.0)	(139.3)
Cash, cash equivalents, and restricted cash at beginning of period	323.6	374.4
Cash, cash equivalents, and restricted cash at end of period	$252.6	$235.1
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2025	79.8	$0.8	$—	$1,081.5	$(4.2)	—	$(0.9)	$1,077.2	$68.1	$1,145.3
Net income	—	—	—	24.2	—	—	—	24.2	0.6	24.8
Other comprehensive income	—	—	—	—	5.2	—	—	5.2	—	5.2
Cash dividends declared on common stock (1)	—	—	—	(25.1)	—	—	—	(25.1)	—	(25.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	—	4.9	—	—	—	—	4.9	—	4.9
Settlement of share-based awards, net	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Shares repurchased	—	—	—	—	—	(0.2)	(7.4)	(7.4)	—	(7.4)
Balances at March 31, 2026	79.8	$0.8	$4.9	$1,080.6	$1.0	(0.2)	$(8.5)	$1,078.8	$66.9	$1,145.7

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
Net income	—	—	—	22.1	—	—	—	22.1	5.0	27.1
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Settlement of share-based awards, net	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Shares repurchased	—	—	—	—	—	(0.3)	(8.2)	(8.2)	—	(8.2)
Balances at March 31, 2025	81.8	$0.8	$14.1	$1,051.6	$(4.2)	(0.3)	$(9.1)	$1,053.2	$246.5	$1,299.7
(1) Dividends of $0.31 and $0.30 per common share for the three months ended March 31, 2026 and 2025, respectively.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), which include the accounts of our wholly-owned subsidiaries and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and Trinity Global Ventures Limited ("Trinity Global Ventures"), in which we have a controlling interest as of and for the three months ended March 31, 2026. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2026 presentation.
Due to seasonal and other factors, the results of operations for the three months ended March 31, 2026 may not be indicative of expected results of operations for the year ending December 31, 2026. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 that had a material impact on our Consolidated Financial Statements or related notes as of and for the three months ended March 31, 2026.
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days or when we become aware that a customer has experienced a deterioration in their financial condition. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the three months ended March 31, 2026, we recognized approximately $1.4 million of credit loss expense and wrote off $3.5 million related to our trade receivables that are in the scope of Accounting Standards Codification ("ASC") 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $23.6 million at December 31, 2025 to $21.5 million at March 31, 2026. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.
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

Amounts due to our participating suppliers in the SCF program totaled $39.9 million and $49.1 million as of March 31, 2026 and December 31, 2025, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.
Discontinued Operations
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three months ended March 31, 2026 and 2025, we recorded expenses related to these obligations of $2.4 million ($1.8 million, net of income taxes) and $2.5 million ($1.9 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 of our Annual Report on Form 10-K for further information regarding obligations retained in connection with the THP sale.
Recent Accounting Pronouncements
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

Note 2. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by major product or service line, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our disaggregated revenues by major product or service line for each reportable segment:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Railcar Leasing and Services Group ("Leasing Group"):
Leasing and management	$210.3	$219.0
Maintenance services	63.2	59.2
Digital and logistics services	12.3	9.2
	285.8	287.4
Rail Products Group:
Rail products	275.2	387.8
Parts & components	24.8	32.7
	300.0	420.5
Elimination of intersegment revenues	(93.8)	(122.5)
Total consolidated revenues	$492.0	$585.4
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2026 and the percentage of the outstanding performance obligations as of March 31, 2026 expected to be delivered during the remainder of 2026:

	Unsatisfied performance obligations at March 31, 2026
	Total Amount	Percent expected to be delivered in 2026
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,510.2
Leasing Group	99.9
	$1,610.1	42%
Sustainable railcar conversions	$37.7	100%

Railcar Leasing and Services Group:
Leasing and management	$60.4	25%
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

Contract Assets
The following table presents our contract assets, which are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.

	March 31, 2026	December 31, 2025
	(in millions)
Railcar Leasing and Services Group	$12.1	$10.9
Rail Products Group	$5.3	$4.9
Lessor Accounting
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating lease revenues	$193.3	$201.8
Variable operating lease revenues	$12.2	$13.2
Interest income on sales-type lease receivables	$0.3	$0.2

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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

	Included in accompanying balance sheet at March 31, 2026			Effect on interest expense – increase/(decrease)
	Asset	Liability	AOCI – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
				2026	2025
	(in millions)
Interest rate hedges (2)	$2.8	$1.4	$1.1	$0.1	$(2.1)	$0.6
(1) Based on the fair value of open hedges as of March 31, 2026.
(2) Includes instruments with an aggregate notional amount of $769.5 million as of March 31, 2026 to hedge a portion of our outstanding debt, as well as instruments with aggregate notional amount of $200.0 million to hedge a portion of the risk of potential interest rate increases in anticipation of a debt issuance, which was completed in April 2026.
Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of twenty-one months. Information related to our foreign currency hedges is as follows:

	Included in accompanying balance sheet at March 31, 2026			Effect on cost of revenues – increase/(decrease)
	Asset	Liability	AOCI – loss/(income)	Three Months Ended March 31,		Expected effect during next twelve months (1)
Instrument				2026	2025
	(in millions)
Foreign currency hedges	$2.7	$—	$(4.2)	$(3.0)	$4.7	$(4.2)
(1) Based on the fair value of open hedges as of March 31, 2026.
Derivatives Not Designated as Hedging Instruments

	Included in accompanying balance sheet at March 31, 2026		Effect on other, net (income) expense – increase/(decrease)
			Three Months Ended March 31,
	Asset	Liability	2026	2025
	(in millions)
Interest rate derivatives (1):
TILC warehouse facility – interest rate cap	$7.8	$—	$(2.5)	$2.9
TILC – interest rate cap	$—	$7.8	$2.5	$(2.9)
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	March 31, 2026	December 31, 2025
	(in millions)
Assets:
Cash equivalents	$100.6	$172.4
Restricted cash	120.0	122.3
Total assets	$220.6	$294.7
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

	Level 2
	March 31, 2026	December 31, 2025
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$2.8	$—
Foreign currency hedges	2.7	3.6
Derivatives not designated as hedging instruments:
Interest rate derivatives	7.8	7.3
Total assets	$13.3	$10.9

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$1.4	$6.7
Derivatives not designated as hedging instruments:
Interest rate derivatives	7.8	7.3
Total liabilities	$9.2	$14.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2026 and December 31, 2025, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Railcar Leasing and Services Group	Rail Products Group	Total	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$285.3	$206.7	$492.0	$287.2	$298.2	$585.4
Intersegment revenues	0.5	93.3	93.8	0.2	122.3	122.5
Total revenues	285.8	300.0	585.8	287.4	420.5	707.9
Elimination of intersegment revenues			(93.8)			(122.5)
Total consolidated revenues			$492.0			$585.4
Less (1):
Rail Products Group cost of revenues (2)	*	270.4		*	387.7
Depreciation and amortization for Company-owned railcars (3)	59.2	*		61.1	*
Maintenance and compliance for Company-owned railcars (3)(4)	41.1	*		38.0	*
Selling, engineering, and administrative expenses	17.5	7.5		18.7	6.9
Gains on lease portfolio sales	(22.0)	*		(5.9)	*
Other segment items (5)	81.8	—		71.0	—
Segment operating profit	$108.2	$22.1	$130.3	$104.5	$25.9	$130.4
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
–Rail Products Group: (gains) or losses on dispositions of other property.

The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$108.2	$104.5
Rail Products Group	22.1	25.9
Segment Totals	130.3	130.4
Corporate and other	(25.7)	(24.4)
Eliminations	(3.5)	(6.2)
Consolidated operating profit	101.1	99.8
Other (income) expense	66.0	63.4
Provision for income taxes	8.5	7.4
Loss from discontinued operations, net of income taxes	(1.8)	(1.9)
Net income	$24.8	$27.1
Additional financial information by segment is shown in the tables below.

	Total Assets
	March 31, 2026	December 31, 2025
	(in millions)
Railcar Leasing and Services Group	$7,702.8	$7,676.5
Rail Products Group	888.1	938.0
Segment Totals	8,590.9	8,614.5
Corporate and other	308.2	385.0
Eliminations	(568.4)	(575.1)
Total assets	$8,330.7	$8,424.4

	Depreciation & Amortization		Capital Expenditures
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group	$64.9	$66.5	$153.3	$122.5
Rail Products Group	6.9	7.0	2.7	6.6
Corporate and other	0.8	0.8	1.3	0.3
Total	$72.6	$74.3	$157.3	$129.4
Note 5. Partially-Owned Subsidiaries
Investment in Leasing Subsidiary
Through our wholly-owned subsidiary, TILC, we formed a subsidiary, TRIP Holdings, for the purpose of providing railcar leasing services in North America for institutional investors. Prior to the Contribution Agreement as defined and described below under “Subsequent Events”, TRIP Holdings was a direct, partially-owned subsidiary of TILC in which we have a controlling interest. TRIP Holdings is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of TRIP Holdings and, as such, has been delegated the authority, power, and discretion to take certain actions on behalf of TRIP Holdings.
At March 31, 2026, the carrying value of our investment in TRIP Holdings totaled $35.4 million. Our ownership interest in TRIP Holdings is 42.56%, with the remaining interest owned by third-party, investor-owned funds. Our investment in TRIP Holdings is eliminated in consolidation.

TRIP Holdings has a wholly-owned subsidiary, Tribute Rail LLC ("Tribute Rail"), that is the owner of railcars acquired from our Rail Products and Leasing Groups. TILC is the contractual servicer for Tribute Rail with the authority to manage and service Tribute Rail's owned railcars. Our controlling interest in TRIP Holdings results from our combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets primarily represents the non-Trinity equity interest in TRIP Holdings.
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
See Note 7 for additional information regarding the debt of TRIP Holdings and its subsidiary, Tribute Rail.
Other Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the variable interest entity (“VIE”) model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At March 31, 2026, the carrying value of our investment in Trinity Global Ventures totaled $2.7 million, which is eliminated in consolidation.
Investment in Unconsolidated Affiliate
In 2021, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, entered into a railcar investment vehicle program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 88.3% by Wafra Funds and 11.7% by TILC. TILC services all railcars owned by Signal Rail.
Upon consideration under the VIE model of ASC 810, Trinity has concluded that Signal Rail meets the definition of a VIE. TILC has variable interests in Signal Rail arising from its 11.7% equity ownership position and its role as a service provider. We determined that Trinity is not the primary beneficiary and therefore does not consolidate this entity as we do not have the power to direct the activities of the entity that most significantly impact its economic performance. We will absorb portions of Signal Rail’s expected losses and/or receive portions of expected residual returns commensurate with our 11.7% equity interest in Signal Rail.
Our investment in Signal Rail is being accounted for under the equity method of accounting. At March 31, 2026, the carrying value of TILC’s equity investment in Signal Rail was $12.7 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of this investment represents our maximum exposure in Signal Rail.
Subsequent Events
On April 9, 2026, TILC entered into a Contribution Agreement (the “Contribution Agreement”) with, among others, Napier Park Rail Evergreen Fund LLC, a subsidiary of Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Contribution Agreement, TILC contributed (i) its 42.56% membership interest in TRIP Holdings and (ii) its 0.2% interest in Triumph Rail Holdings LLC ("Triumph") to NP SPE Holdings LP ("NP SPE") in exchange for a 11.2% limited partnership interest in NP SPE. TILC services all railcars owned by NP SPE.
As a result of these transactions, TILC no longer has any direct ownership interest in TRIP Holdings; its wholly-owned subsidiary, Tribute Rail; or Triumph. The Company expects to recognize a non-cash pre-tax gain of approximately $130 million during the second quarter of 2026 related to the divestiture of these interests, and TRIP Holdings and Tribute Rail will no longer be included in our Consolidated Financial Statements. We currently expect that our 11.2% limited partnership interest in NP SPE will be accounted for under the equity method of accounting.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	March 31, 2026	December 31, 2025
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries (1):
Equipment on lease	$8,737.8	$8,668.5
Less: accumulated depreciation	(2,203.1)	(2,156.1)
	6,534.7	6,512.4
Partially-owned subsidiary (2):
Equipment on lease	622.3	620.5
Less: accumulated depreciation	(252.1)	(248.3)
	370.2	372.2

Deferred profit on railcar products sold (3)	(927.5)	(926.6)
Less: accumulated amortization	304.3	298.0
	(623.2)	(628.6)
Total railcars in our lease fleet	6,281.7	6,256.0

Operating and administrative assets:
Land	16.1	16.1
Buildings and improvements	410.8	408.4
Machinery and other	452.2	452.9
Construction in progress	18.4	18.5
	897.5	895.9
Less: accumulated depreciation	(536.2)	(530.6)
Total operating and administrative assets	361.3	365.3
Total property, plant, and equipment, net	$6,643.0	$6,621.3
(1) The Leasing Group’s debt at March 31, 2026 consisted primarily of non-recourse debt. As of March 31, 2026, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,611.9 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at March 31, 2026 was $922.8 million. See Note 7 for more information regarding the Leasing Group's debt.
(2) Debt owed by TRIP Holdings and its subsidiary is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and its subsidiary have recourse only to the particular subsidiary's assets. As of March 31, 2026, Tribute Rail held equipment with a net book value of $370.2 million, which was pledged solely as collateral for the Tribute Rail debt. See Note 5 for a description of TRIP Holdings and its subsidiary, including the April 2026 transaction in which TRIP Holdings and its subsidiary will no longer be included in our Consolidated Financial Statements.
(3) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 7. Debt
The carrying amounts of our debt are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2028, inclusive of unamortized premium of $2.8 and $3.1	602.8	603.1
	602.8	603.1
Less: unamortized debt issuance costs	(4.2)	(4.6)
Total recourse debt	598.6	598.5

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.2 and $0.3	3,003.2	3,036.3
TRL-2023 term loan, net of unamortized discount of $0.6 and $0.6	1,025.3	1,031.9
TILC warehouse facility	460.4	478.5
Other equipment financing	47.0	47.6
	4,535.9	4,594.3
Less: unamortized debt issuance costs	(19.2)	(20.9)
	4,516.7	4,573.4
Partially-owned subsidiary:
Secured railcar equipment notes, net of unamortized discount of $— and $—	267.5	271.3
Less: unamortized debt issuance costs	(0.5)	(0.7)
	267.0	270.6
Total non-recourse debt	4,783.7	4,844.0
Total debt	$5,382.3	$5,442.5
Estimated Fair Value of Debt – The estimated fair value of our 7.75% senior notes due 2028 ("Senior Notes due 2028") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). As of March 31, 2026 and December 31, 2025, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The respective carrying values of our revolving credit facility, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our debt are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Level 2	$615.6	$623.9
Level 3	$3,258.6	$3,303.6
Revolving Credit Facility – We have a $600.0 million unsecured corporate revolving credit facility. During the three months ended March 31, 2026, there were no borrowings and no repayments under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $4.4 million, leaving $595.6 million available for borrowing as of March 31, 2026. Our outstanding letters of credit as of March 31, 2026 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of SOFR plus (1) a benchmark adjustment of 10 basis points and (2) a facility margin of 1.50%, for an all-in interest rate of 5.23% as of March 31, 2026. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.40% (0.20% as of March 31, 2026).
The revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2026, we were in compliance with all such financial covenants.

TILC Warehouse Loan Facility – TILC has a $800.0 million warehouse loan facility to finance railcars owned by TILC. During the three months ended March 31, 2026, we had total repayments of $18.1 million under the TILC warehouse loan facility. The entire unused facility amount of $339.6 million was available as of March 31, 2026 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 5.42% at March 31, 2026.
Subsequent Events
TRL-2025 Series 2026-1 Secured Railcar Equipment Notes – On April 17, 2026, Trinity Rail Leasing 2025 LLC, a Delaware limited liability company ("TRL-2025") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $447.4 million of its Series 2026-1 Class A Green Secured Railcar Equipment Notes (the "Series 2026-1 Class A Notes"), and (ii) $33.4 million of its Series 2026-1 Class B Green Secured Railcar Equipment Notes (the "Series 2026-1 Class B Notes") (the Series 2026-1 Class A Notes and the Series 2026-1 Class B Notes are, collectively, the “Series 2026-1 Notes”). The Series 2026-1 Class A Notes bear interest at a fixed rate of 5.35%, and the Series 2026-1 Class B Notes bear interest at a fixed rate of 5.56%. The Series 2026-1 Notes are payable monthly and have a stated final maturity date of April 19, 2056. The Series 2026-1 Notes are obligations of TRL-2025 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2025. Net proceeds received in connection with the issuance of the Series 2026-1 Notes were used to redeem the outstanding debt of the Trinity Rail Leasing 2019 LLC Series 2019-1 Secured Railcar Equipment Notes (the "Series 2019-1 Notes"), as described below, and for general corporate purposes.
Redemption of TRL-2019 Series 2019-1 Secured Railcar Equipment Notes – On April 17, 2026, with the net proceeds of the Series 2026-1 Notes described above, we redeemed in full the Series 2019-1 Notes, of which $377.1 million was outstanding at the redemption date. The all-in interest rate for the Series 2019-1 Notes was 3.82% per annum. The Trinity Rail Leasing 2019 LLC Series 2019-2 Secured Railcar Equipment Notes remain outstanding.
Tribute Rail Secured Railcar Equipment Notes – On April 9, 2026, as a result of a railcar partnership transaction, Tribute Rail and its related debt will no longer be included in our Consolidated Financial Statements. See Note 5 for further information.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 9 of our 2025 Annual Report on Form 10-K.
Note 8. Income Taxes
The effective tax rate from continuing operations for the three months ended March 31, 2026 was an expense of 24.2%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by foreign tax return to provision adjustments.
The effective tax rate from continuing operations for the three months ended March 31, 2025 was an expense of 20.3%, which differs from the U.S. statutory rate of 21.0% primarily due the benefit of noncontrolling interest for which we do not provide income taxes and foreign tax return to provision adjustments, partially offset by state income taxes and other permanent differences.
Deferred income tax liabilities related to railcars in our lease fleet were $1.3 billion as of both March 31, 2026 and December 31, 2025.

Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the three months ended March 31, 2026 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)

Balances at December 31, 2025	$(2.8)	$(1.4)	$(4.2)
Other comprehensive income, net of tax, before reclassifications	7.4	—	7.4
Amounts reclassified from AOCI, net of tax expense of $0.7, $—, and $0.7	(2.2)	—	(2.2)
Other comprehensive income	5.2	—	5.2
Balances at March 31, 2026	$2.4	$(1.4)	$1.0
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
Note 10. Stock-Based Compensation
Stock-based compensation expense totaled approximately $4.9 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan.
The following table summarizes stock-based compensation awards granted during the three months ended March 31, 2026:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	2,860	$34.97
Performance units	132,656	$32.31
The fair value of restricted stock units granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the three months ended March 31, 2026 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield.

Note 11. Earnings Per Common Share
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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Income from continuing operations	$26.6	$29.0
Less: Net income attributable to noncontrolling interest	(0.6)	(5.0)
Net income from continuing operations attributable to Trinity Industries, Inc.	26.0	24.0
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(1.8)	(1.9)
Net income attributable to Trinity Industries, Inc.	$24.2	$22.1

Basic weighted average shares outstanding	79.7	81.6
Effect of dilutive securities	2.2	2.2
Diluted weighted average shares outstanding	81.9	83.8

Basic earnings per common share:
Income from continuing operations	$0.33	$0.29
Loss from discontinued operations	(0.02)	(0.02)
Net income attributable to Trinity Industries, Inc.	$0.30	$0.27
Diluted earnings per common share:
Income from continuing operations	$0.32	$0.29
Loss from discontinued operations	(0.02)	(0.02)
Net income attributable to Trinity Industries, Inc.	$0.30	$0.26

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	0.1	0.1
Antidilutive stock options	—	—
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.

Note 12. Contingencies
East Palestine, OH Train Derailment
As previously disclosed, on February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. TILC has been named in various actions associated with this incident, including Josh Hickman, et al. v. Norfolk Southern Railway Co., et al., Case No. 2025 CV 00434, in the Court of Common Pleas, Columbiana County, Ohio ("Hickman Matter"); and Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 2025 CV 614, in the Court of Common Pleas, Columbiana County, Ohio ("Tsai Matter"). TILC was the owner of one tank car cited in these actions, which was leased to a third party, who is also a defendant in these matters. On March 11, 2026, the court denied all defendants’ motions to dismiss in the Hickman Matter, including TILC’s motion to dismiss, and ordered the parties to prepare a discovery schedule.
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
As previously disclosed, Mr. Joshua Harman filed a state qui tam action pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. On February 7, 2024, the trial court granted the Company's motion for summary judgment. On March 31, 2026, the Court of Appeals of Virginia issued its memorandum opinion affirming the order of the trial court granting summary judgment in favor of the Company and affirmed the trial court’s denial of Mr. Harman’s and the Commonwealth of Virginia’s motion for reconsideration.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $8.1 million to $19.8 million. At March 31, 2026, total accruals of $8.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of our 2025 Annual Report on Form 10-K.
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by federal securities laws, Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our 2025 Annual Report on Form 10-K, this Form 10-Q, and future Forms 10-Q and Current Reports on Forms 8-K.

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
Executive Summary
Cyclical, Seasonal and Other Trends Impacting Our Business
General Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production and international trade. We continue to actively monitor evolving tariff and trade developments, including tariffs imposed pursuant to Section 232 of the Trade Expansion Act of 1962 on steel and aluminum, and their potential impact on demand for our products. Uncertainty in these areas and in the macroeconomic environment, including the administration of trade policy in the U.S. and Mexico, is negatively impacting and could continue to negatively impact our results of operations and demand for new railcars. We remain focused on mitigating impacts to our business resulting from these evolving developments.
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
Financial and Operational Highlights
•Our revenues for the three months ended March 31, 2026 were $492.0 million, representing a decrease of 16.0%, compared to the three months ended March 31, 2025. Our operating profit for the three months ended March 31, 2026 was $101.1 million, representing an increase of 1.3%, compared to $99.8 million for the three months ended March 31, 2025.
•The Leasing Group's lease fleet of 101,960 company-owned railcars was 97.3% utilized as of March 31, 2026, compared to a lease fleet utilization of 96.8% on 110,150 company-owned railcars as of March 31, 2025. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the three months ended March 31, 2026, we made a net fleet investment of approximately $67.7 million, which primarily includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at March 31, 2026 was $1.6 billion, compared to $1.9 billion at March 31, 2025. The Rail Products Group received orders for 1,660 railcars and delivered 1,970 railcars in the three months ended March 31, 2026, in comparison to orders for 695 railcars and deliveries of 3,060 railcars in the three months ended March 31, 2025.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
(1) Dividend yield is calculated as dividends declared for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the three months ended March 31, 2026 and 2025.
Litigation Updates
See Note 12 of the Consolidated Financial Statements for an update on the status of certain litigation.

Subsequent Events
TRL-2025 Series 2026-1 Secured Railcar Equipment Notes – In April 2026, Trinity Rail Leasing 2025 LLC ("TRL-2025"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), issued an aggregate principal amount of $480.8 million of its Series 2026-1 Green Secured Railcar Equipment Notes (the "Series 2026-1 Notes). The Series 2026-1 Notes bear interest at an all-in interest rate of 5.36%, are payable monthly, and have a stated final maturity date of April 2056. Net proceeds received in connection with the issuance of the Series 2026-1 Notes were used to redeem the outstanding debt of Trinity Rail Leasing 2019 LLC Series 2019-1 Secured Railcar Equipment Notes (the "Series 2019-1 Notes") and for general corporate purposes. The all-in interest rate for the Series 2019-1 Notes was 3.82% per annum.
Railcar Partnership Transaction – In April 2026, TILC entered into a Contribution Agreement (the “Contribution Agreement”) with, among others, Napier Park Rail Evergreen Fund LLC, a subsidiary of Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Contribution Agreement, TILC contributed (i) a 42.56% membership interest in TRIP Rail Holdings LLC ("TRIP Holdings") and (ii) a 0.2% interest in Triumph Rail Holdings LLC ("Triumph Holdings") to NP SPE Holdings LP ("NP SPE") in exchange for a 11.2% limited partnership interest in NP SPE. As a result of these transactions, TILC no longer has any direct ownership interest in TRIP Holdings; its wholly-owned subsidiary, Tribute Rail; or Triumph. As a result of the divestiture of its interests in TRIP Holdings and Triumph Holdings, the Company expects to recognize a non-cash pre-tax gain of approximately $130 million during the second quarter of 2026, and TRIP Holdings, Triumph Holdings, and Tribute and its related debt will no longer be included in our Consolidated Financial Statements.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues	$492.0	$585.4
Cost of revenues	363.1	443.2
Selling, engineering, and administrative expenses	50.7	50.0
Gains on dispositions of property	22.9	7.6
Total operating profit	101.1	99.8
Interest expense, net	65.4	66.1
Other, net	0.6	(2.7)
Income from continuing operations before income taxes	35.1	36.4
Provision for income taxes	8.5	7.4
Income from continuing operations	$26.6	$29.0
Revenues
The tables below present revenues by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$285.3	$0.5	$285.8	(0.6)%
Rail Products Group	206.7	93.3	300.0	(28.7)%
Segment Totals	492.0	93.8	585.8	(17.2)%
Eliminations	—	(93.8)	(93.8)
Consolidated Total	$492.0	$—	$492.0	(16.0)%

	Three Months Ended March 31, 2025
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$287.2	$0.2	$287.4
Rail Products Group	298.2	122.3	420.5
Segment Totals	585.4	122.5	707.9
Eliminations	—	(122.5)	(122.5)
Consolidated Total	$585.4	$—	$585.4

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals. Operating costs by segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Railcar Leasing and Services Group (1)	$177.6	$182.9
Rail Products Group	277.9	394.6
Segment Totals	455.5	577.5
Corporate and other	25.7	24.4
Eliminations	(90.3)	(116.3)
Consolidated Total	$390.9	$485.6
(1) Includes gains on lease portfolio sales of $22.0 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively.
Operating Profit
Operating profit by segment for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Railcar Leasing and Services Group	$108.2	$104.5
Rail Products Group	22.1	25.9
Segment Totals	130.3	130.4
Corporate and other	(25.7)	(24.4)
Eliminations	(3.5)	(6.2)
Consolidated Total	$101.1	$99.8
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended March 31, 2026 were $492.0 million, representing a decrease of $93.4 million, or 16.0%, over the prior year period primarily due to lower external deliveries in the Rail Products Group.
Cost of revenues – Our cost of revenues for the three months ended March 31, 2026 was $363.1 million, representing a decrease of $80.1 million, or 18.1%, over the prior year period primarily due to lower external deliveries in the Rail Products Group.
Gains on dispositions of property – Gains on dispositions of property increased by $15.3 million for the three months ended March 31, 2026, when compared to the prior year period primarily due to higher gains on lease portfolio sales.
Operating profit – Operating profit for the three months ended March 31, 2026 totaled $101.1 million, representing an increase of $1.3 million, or 1.3%, from the prior year period primarily due to higher gains on lease portfolio sales and higher lease rates, partially offset by higher operating costs for the lease fleet. Additionally, the prior year period included the operating profit of a partially-owned leasing subsidiary that was divested in the fourth quarter of 2025.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Income taxes – The effective tax rate from continuing operations for the three months ended March 31, 2026 was an expense of 24.2%, which differs from the U.S. statutory rate of 21.0% primarily due to state income taxes, foreign income taxes, and non-deductible executive compensation, partially offset by foreign tax return to provision adjustments.
The effective tax rate from continuing operations for the three months ended March 31, 2025 was an expense of 20.3%, which differs from the U.S. statutory rate of 21.0% primarily due the benefit of noncontrolling interest for which we do not provide income taxes and foreign tax return to provision adjustments, partially offset by state income taxes and other permanent differences.

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended March 31,
	2026	2025	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$210.3	$219.0	(4.0)%
Maintenance services (1)	63.2	59.2	6.8%
Digital and logistics services	12.3	9.2	33.7%
Total revenues	$285.8	$287.4	(0.6)%

Cost of revenues (2)	183.0	171.8	6.5%
Selling, engineering, and administrative expenses	17.5	18.7	(6.4)%
Gains on dispositions of property:
Lease portfolio sales	22.0	5.9	*
Other	0.9	1.7	*
Total operating profit	$108.2	$104.5	3.5%
Total operating profit margin	37.9%	36.4%
Total operating profit margin, excluding lease portfolio sales	30.2%	34.3%

Selected expense information for Company-owned railcars (3):
Depreciation and amortization expense (4)	$59.2	$61.1	(3.1)%
Maintenance and compliance expense (5)	$41.1	$38.0	8.2%
Other fleet operating costs (6)	$10.4	$8.0	30.0%
Interest expense (7)	$55.7	$56.4	(1.2)%
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
(7) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Lease portfolio sales	$83.3	$33.7
Operating profit on lease portfolio sales	$22.0	$5.9
Operating profit margin on lease portfolio sales	26.4%	17.5%
Total revenues for the Railcar Leasing and Services Group decreased by 0.6% for the three months ended March 31, 2026, compared to the prior year period. Leasing and management revenues decreased by 4.0% for the three months ended March 31, 2026, when compared to the prior year period primarily due to reduced revenues resulting from the fourth quarter 2025 divestiture of a partially-owned leasing subsidiary, partially offset by higher lease rates.

Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business increased by 6.8% for the three months ended March 31, 2026, when compared to the prior year period as a result of higher pricing, partially offset by the mix of repairs.
Cost of revenues for the Railcar Leasing and Services Group increased by 6.5% for the three months ended March 31, 2026, compared to the prior year period primarily due to higher maintenance and compliance costs for the lease fleet and increased depreciation. This increase was partially offset by operating costs incurred in the prior year period associated with a partially-owned leasing subsidiary that was divested in the fourth quarter of 2025.
Leasing Group operating profit increased by 3.5% for the three months ended March 31, 2026 when compared to the prior year period, primarily due to higher gains on lease portfolio sales and higher lease rates, partially offset by higher maintenance and compliance costs for the lease fleet and increased depreciation. Additionally, the prior year period included the operating profit of a partially-owned leasing subsidiary that was divested in the fourth quarter of 2025.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	March 31, 2026	March 31, 2025
Number of railcars (1):
Wholly-owned (2)	95,825	86,885
Partially-owned	6,135	23,265
Company-owned	101,960	110,150
Investor-owned	44,710	34,215
Total	146,670	144,365
Company-owned railcars:
Average age in years	14.5	13.9
Average remaining lease term in years	2.9	2.9
Fleet utilization	97.3%	96.8%
(1) Reflects railcars transferred from partially-owned to wholly-owned and investor-owned as a result of a railcar partnership transaction completed in the fourth quarter of 2025.
(2) Includes 2,230 railcars and 2,240 railcars under leased-in arrangements as of March 31, 2026 and 2025, respectively.

Rail Products Group

	Three Months Ended March 31,
	2026	2025	Percent
	($ in millions)		Change
Revenues:
Rail products	$275.2	$387.8	(29.0)%
Parts & components	24.8	32.7	(24.2)%
Total revenues	$300.0	$420.5	(28.7)%

Operating costs:
Cost of revenues	270.4	387.7	(30.3)%
Selling, engineering, and administrative expenses	7.5	6.9	8.7%
Operating profit	$22.1	$25.9	(14.7)%
Operating profit margin	7.4%	6.2%
Revenues and cost of revenues for the Rail Products Group decreased for the three months ended March 31, 2026 by 28.7% and 30.3%, respectively, when compared to the prior year period primarily due to lower deliveries.
Operating profit for the Rail Products Group decreased for the three months ended March 31, 2026 by 14.7%, when compared to the prior year period primarily due to lower deliveries, partially offset by a higher mix of high-margin railcars.
Information related to our Rail Products Group backlog of new railcars is set forth below. In addition to the amounts below, as of March 31, 2026, our backlog related to sustainable railcar conversions totaled $37.7 million, representing 440 railcars.

	March 31,
	2026	2025	Percent
	(in millions)		Change
External customers	$1,510.2	$1,702.2
Leasing Group	99.9	184.4
Total	$1,610.1	$1,886.6	(14.7)%

	Three Months Ended March 31,
	2026	2025	Percent
	(in units, $ in whole dollars)		Change
Beginning balance	11,660	16,005
Orders received	1,660	695	138.8%
Deliveries	(1,970)	(3,060)	(35.6)%
Ending balance	11,350	13,640	(16.8)%
Average selling price in ending backlog	$141,859	$138,314	2.6%
Total backlog dollars decreased by 14.7% when compared to the prior year period. We expect to deliver approximately 42% of our railcar backlog value during the remaining nine months of 2026 and 34% during 2027, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to modify their procurement decision.

Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Revenues:
New railcars	$86.8	$113.8
Parts & components	$6.5	$8.5

Deferred profit	$3.4	$6.2

Number of new railcars (in units)	680	830
Corporate and other

	Three Months Ended March 31,
	2026	2025	Percent
	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$25.7	$24.4	5.3%
Operating loss	$(25.7)	$(24.4)	5.3%

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
As of March 31, 2026, we have total committed liquidity of $1.1 billion. Our total available liquidity includes: $132.6 million of unrestricted cash and cash equivalents; $595.6 million unused and available under our revolving credit facility; and $339.6 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash flows from continuing operations:
Operating activities	$99.6	$78.4
Investing activities	(70.2)	(91.6)
Financing activities	(98.6)	(124.2)
Net cash flows from discontinued operations	(1.8)	(1.9)
Net decrease in cash, cash equivalents, and restricted cash	$(71.0)	$(139.3)
Operating Activities. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2026 was $99.6 million compared to net cash provided by operating activities from continuing operations of $78.4 million for the three months ended March 31, 2025. The changes in our operating assets and liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$56.4	$44.9
(Increase) decrease in income tax receivable	(0.7)	(0.1)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(45.9)	(64.3)
Changes in operating assets and liabilities	$9.8	$(19.5)
The changes in our operating assets and liabilities resulted in a net source of $9.8 million for the three months ended March 31, 2026, as compared to a net use of $19.5 million for the three months ended March 31, 2025. The changes in operating assets and liabilities were impacted primarily by lower receivables balances as a result of lower deliveries in the current year period and changes in inventory balances to support planned production levels.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 was $70.2 million compared to $91.6 million of net cash used in investing activities for the three months ended March 31, 2025. Significant investing activities are as follows:
•We made a net fleet investment of $67.7 million during the three months ended March 31, 2026, compared to $86.5 million in the prior year period primarily due to the timing of lease portfolio sales and fleet additions. Our investment in the lease fleet primarily includes new railcar additions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2026 was $98.6 million compared to $124.2 million of net cash used in financing activities for the three months ended March 31, 2025. Significant financing activities are as follows:
•During the three months ended March 31, 2026 and 2025, we had total debt repayments of $62.2 million and $77.3 million, respectively, related to normal amortization activity.
•We paid $24.8 million and $24.6 million in dividends to our common stockholders during the three months ended March 31, 2026 and 2025, respectively.
•During the three months ended March 31, 2026, we repurchased common stock totaling $7.2 million, resulting in a remaining authorization to repurchase up to $150.3 million of our common stock under the share repurchase program as of March 31, 2026. Certain shares of stock repurchased during March 2026, totaling $0.2 million, were cash settled in April 2026 in accordance with normal settlement practices. During the three months ended March 31, 2025, we repurchased common stock totaling $8.2 million under the share repurchase program.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at March 31, 2026
Maximum leverage (1)	No greater than 3.75 to 1.00	1.18
Minimum interest coverage (2)	No less than 2.25 to 1.00	9.80
(1) Defined as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2026.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with March 31, 2026.
As of March 31, 2026, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2026, we anticipate a net fleet investment of between $350 million and $450 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $55 million and $65 million for the full year 2026.
Off Balance Sheet Arrangements
As of March 31, 2026, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $4.4 million, which support performance bonds related to certain railcar orders. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million to satisfy a liquidity reserve requirement associated with our TILC warehouse loan facility, which renews by its terms each year.
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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities – continuing operations	$99.6	$78.4
Net gains on lease portfolio sales	22.0	5.9
Cash flow from operations with net gains on lease portfolio sales	$121.6	$84.3
Contractual Obligations and Commercial Commitments
As of March 31, 2026, there have been no material changes to our contractual obligations from December 31, 2025.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2025 as set forth in Item 7A of our 2025 Annual Report on Form 10-K. Refer to Note 3 and Note 7 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three months ended March 31, 2026.
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

PART II
Item 1. Legal Proceedings
The information provided in Note 12 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2026:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2026 through January 31, 2026	899	$27.52	—	$157.7
February 1, 2026 through February 28, 2026	27,151	$34.44	26,400	$156.8
March 1, 2026 through March 31, 2026	214,580	$30.77	211,043	$150.3
Total	242,630		237,443
(1) These columns include the following transactions during the three months ended March 31, 2026: (i) the surrender to the Company of 5,081 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 106 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 237,443 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 237,443 shares under the share repurchase program during the three months ended March 31, 2026, at a cost of approximately $7.4 million, resulting in a remaining authorization to repurchase up to $150.3 million of its common stock under the share repurchase program as of March 31, 2026. Certain shares of stock repurchased during March 2026, totaling $0.2 million, were cash settled in April 2026 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Note Purchase Agreement dated April 1, 2026, by and among Trinity Rail Leasing 2025 LLC, Trinity Industries Leasing Company, ATLAS SP Securities, a division of Apollo Global Securities, LLC, BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Wells Fargo Securities LLC, PNC Capital Markets LLC, Regions Securities LLC, and Piper Sandler & Co. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 6, 2026).

10.2
Contribution Agreement dated April 9, 2026, by and among Trinity Industries Leasing Company, TRIP Rail Holdings LLC, Triumph Rail Holdings LLC, NP SPE Holdings LP, and Napier Park Rail Evergreen Fund GP LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 15, 2026).

10.3
Series 2026-1 Supplement dated April 17, 2026, by and between Trinity Rail Leasing 2025 LLC, U.S. Bank Trust Company, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 21, 2026).

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
April 30, 2026