Form 10-Q
period 2026-06-30
TRINITY INDUSTRIES INC
filed 2026-07-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
Yes ☐ No ☑
At July 23, 2026, the number of shares of common stock, $0.01 par value, outstanding was 79,669,486.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenues:
Manufacturing	$204.5	$204.1	$411.2	$502.3
Leasing & Services	280.6	302.1	565.9	589.3
	485.1	506.2	977.1	1,091.6
Operating costs:
Cost of revenues:
Manufacturing	194.1	194.1	374.8	465.7
Leasing & Services	181.1	178.7	363.5	350.3
	375.2	372.8	738.3	816.0
Selling, engineering, and administrative expenses	51.1	49.4	101.8	99.4
Gains on dispositions of property and other divestitures:
Lease portfolio sales	8.2	7.8	30.2	13.7
Gain on divestiture of partially-owned leasing subsidiary	131.6	—	131.6	—
Other	1.2	3.6	2.1	5.3
	141.0	11.4	163.9	19.0
Total operating profit	199.8	95.4	300.9	195.2
Other (income) expense:
Interest expense, net	64.3	67.7	129.7	133.8
Other, net	1.5	1.7	2.1	(1.0)
	65.8	69.4	131.8	132.8
Income from continuing operations before income taxes	134.0	26.0	169.1	62.4
Provision for income taxes	31.8	4.1	40.3	11.5
Income from continuing operations	102.2	21.9	128.8	50.9
Loss from discontinued operations, net of benefit for income taxes of $1.1, $0.5, $1.7, and $1.1	(3.9)	(1.9)	(5.7)	(3.8)
Net income	98.3	20.0	123.1	47.1
Net income attributable to noncontrolling interest	—	5.9	0.6	10.9
Net income attributable to Trinity Industries, Inc.	$98.3	$14.1	$122.5	$36.2

Basic earnings per common share:
Income from continuing operations	$1.28	$0.20	$1.61	$0.49
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.05)
Net income attributable to Trinity Industries, Inc.	$1.23	$0.17	$1.54	$0.44
Diluted earnings per common share:
Income from continuing operations	$1.25	$0.19	$1.57	$0.48
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.05)
Net income attributable to Trinity Industries, Inc.	$1.20	$0.17	$1.50	$0.43
Weighted average number of shares outstanding:
Basic	79.6	81.3	79.7	81.4
Diluted	81.6	82.9	81.8	83.4
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$98.3	$20.0	$123.1	$47.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax benefit (expense) of $(2.7), $(0.2), $(5.0) and $0.4	8.7	0.5	16.1	(1.5)
Reclassification adjustments for (gains) losses included in net income, net of tax benefit (expense) of $(0.6), $—, $(1.3), and $0.5	(1.8)	(0.4)	(4.0)	1.7
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $—, $—, $—, and $—	0.1	—	0.1	—
	7.0	0.1	12.2	0.2
Comprehensive income	105.3	20.1	135.3	47.3
Less: comprehensive income attributable to noncontrolling interest	—	6.0	0.6	11.1
Comprehensive income attributable to Trinity Industries, Inc.	$105.3	$14.1	$134.7	$36.2
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$155.7	$201.3
Receivables, net of allowance	339.2	389.1
Income tax receivable	6.7	27.5
Inventories:
Raw materials and supplies	256.0	243.7
Work in process	159.1	100.8
Finished goods	118.5	124.6
	533.6	469.1
Restricted cash, including partially-owned subsidiary of $— and $9.9	114.2	122.3
Property, plant, and equipment, at cost, including partially-owned subsidiary of $— and $523.9	8,871.3	9,258.3
Less accumulated depreciation, including partially-owned subsidiary of $— and $205.3	(2,538.8)	(2,637.0)
	6,332.5	6,621.3
Goodwill	221.5	221.5
Other assets	528.6	372.3
Total assets	$8,232.0	$8,424.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$276.5	$269.6
Accrued liabilities	272.2	301.2
Debt:
Recourse	598.8	598.5
Non-recourse:
Wholly-owned subsidiaries	4,627.7	4,573.4
Partially-owned subsidiary	—	270.6
	5,226.5	5,442.5
Deferred income taxes	1,178.0	1,129.0
Other liabilities	133.1	136.8
Total liabilities	7,086.3	7,279.1
Commitments and contingencies (Note 12)
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	0.8	0.8
Capital in excess of par value	—	—
Retained earnings	1,135.2	1,081.5
Accumulated other comprehensive income (loss)	8.0	(4.2)
Treasury stock	(0.9)	(0.9)
Trinity stockholders' equity	1,143.1	1,077.2
Noncontrolling interest	2.6	68.1
Total stockholders' equity	1,145.7	1,145.3
Total liabilities and stockholders' equity	$8,232.0	$8,424.4
See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Operating activities:
Net income	$123.1	$47.1
Loss from discontinued operations, net of income taxes	5.7	3.8
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	144.1	149.5
Stock-based compensation expense	10.4	10.7
Provision (benefit) for deferred income taxes	35.4	(5.0)
Net gains on lease portfolio sales	(30.2)	(13.7)
Gain on divestiture of partially-owned leasing subsidiary	(131.6)	—
Gains on dispositions of property and other assets	(2.1)	(5.3)
Non-cash interest expense	5.4	5.0
Loss on extinguishment of debt	—	0.8
Other	3.8	0.9
Changes in operating assets and liabilities:
(Increase) decrease in receivables	46.3	55.2
(Increase) decrease in income tax receivable	20.8	(18.0)
(Increase) decrease in inventories	(64.5)	16.5
(Increase) decrease in other assets	3.2	4.3
Increase (decrease) in accounts payable	12.3	(32.4)
Increase (decrease) in accrued liabilities	(10.2)	(70.3)
Increase (decrease) in other liabilities	0.5	(7.2)
Net cash provided by operating activities – continuing operations	172.4	141.9
Net cash used in operating activities – discontinued operations	(5.7)	(3.8)
Net cash provided by operating activities	166.7	138.1
Investing activities:
Capital expenditures – lease fleet	(240.3)	(295.7)
Proceeds from lease portfolio sales	114.3	63.0
Capital expenditures – operating and administrative	(18.0)	(17.9)
Proceeds from dispositions of property and other assets	6.7	8.5
Equity investments	(37.6)	—
Restricted cash related to the divestiture of partially-owned subsidiary	(6.9)	—
Net cash used in investing activities	(181.8)	(242.1)
Financing activities:
Payments to retire debt	(503.4)	(904.9)
Proceeds from issuance of debt	549.1	1,065.0
Payments to settle contingent consideration liability	—	(8.0)
Shares repurchased	(20.3)	(39.0)
Dividends paid to common shareholders	(50.5)	(50.4)
Purchase of shares to satisfy employee tax on vested stock	(9.3)	(8.2)
Distributions to noncontrolling interest	(4.2)	(9.6)
Net cash provided by (used in) financing activities	(38.6)	44.9
Net decrease in cash, cash equivalents, and restricted cash	(53.7)	(59.1)
Cash, cash equivalents, and restricted cash at beginning of period	323.6	374.4
Cash, cash equivalents, and restricted cash at end of period	$269.9	$315.3

Significant noncash investing and financing activities (See Note 5):
Divestiture of noncash net assets related to the 2026 Exchange Transaction	$39.2	$—
Derecognition of TRIP Rail Holdings LLC noncontrolling interest	$64.3	$—
Equity method investment received in NP SPE Holdings LP	$112.9	$—

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2025	79.8	$0.8	$—	$1,081.5	$(4.2)	—	$(0.9)	$1,077.2	$68.1	$1,145.3
Net income	—	—	—	24.2	—	—	—	24.2	0.6	24.8
Other comprehensive income	—	—	—	—	5.2	—	—	5.2	—	5.2
Cash dividends declared on common stock (1)	—	—	—	(25.1)	—	—	—	(25.1)	—	(25.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	—	4.9	—	—	—	—	4.9	—	4.9
Settlement of share-based awards, net	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Shares repurchased	—	—	—	—	—	(0.2)	(7.4)	(7.4)	—	(7.4)
Balances at March 31, 2026	79.8	$0.8	$4.9	$1,080.6	$1.0	(0.2)	$(8.5)	$1,078.8	$66.9	$1,145.7
Net income	—	—	—	98.3	—	—	—	98.3	—	98.3
Other comprehensive income	—	—	—	—	7.0	—	—	7.0	—	7.0
Cash dividends declared on common stock (1)	—	—	—	(24.0)	—	—	—	(24.0)	—	(24.0)
Divestiture of noncontrolling interest in TRIP Rail Holdings LLC	—	—	—	—	—	—	—	—	(64.3)	(64.3)
Stock-based compensation expense	—	—	5.5	—	—	—	—	5.5	—	5.5
Settlement of share-based awards, net	0.8	—	0.2	—	—	(0.3)	(9.3)	(9.1)	—	(9.1)
Shares repurchased	—	—	—	—	—	(0.4)	(13.4)	(13.4)	—	(13.4)
Retirement of treasury stock	(0.9)	—	(10.6)	(19.7)	—	0.9	30.3	—	—	—
Balances at June 30, 2026	79.7	$0.8	$—	$1,135.2	$8.0	—	$(0.9)	$1,143.1	$2.6	$1,145.7
(1) Dividends of $0.31 per common share for all periods in 2026.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value and per common share amounts)
Balances at December 31, 2024	81.8	$0.8	$8.8	$1,054.1	$(4.2)	—	$(0.6)	$1,058.9	$248.3	$1,307.2
Net income	—	—	—	22.1	—	—	—	22.1	5.0	27.1
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Stock-based compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Settlement of share-based awards, net	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Shares repurchased	—	—	—	—	—	(0.3)	(8.2)	(8.2)	—	(8.2)
Balances at March 31, 2025	81.8	$0.8	$14.1	$1,051.6	$(4.2)	(0.3)	$(9.1)	$1,053.2	$246.5	$1,299.7
Net income	—	—	—	14.1	—	—	—	14.1	5.9	20.0
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Cash dividends declared on common stock (1)	—	—	—	(24.7)	—	—	—	(24.7)	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Settlement of share-based awards, net	0.9	—	0.1	—	—	(0.3)	(8.0)	(7.9)	—	(7.9)
Shares repurchased	—	—	—	—	—	(1.2)	(31.0)	(31.0)	—	(31.0)
Retirement of treasury stock	(1.8)	—	(19.6)	(28.0)	—	1.8	47.6	—	—	—
Balances at June 30, 2025	80.9	$0.8	$—	$1,013.0	$(4.2)	—	$(0.5)	$1,009.1	$248.7	$1,257.8
(1) Dividends of $0.30 per common share for all periods presented in 2025.

See accompanying notes to Consolidated Financial Statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing Consolidated Financial Statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and Subsidiaries (“Trinity,” “Company,” “we,” “our,” or "us"), which include the accounts of our wholly-owned subsidiaries and Trinity Global Ventures Limited ("Trinity Global Ventures"), a partially-owned subsidiary in which we have a controlling interest. Previously, TRIP Rail Holdings LLC ("TRIP Holdings") was a partially-owned subsidiary in the Leasing Group. In April 2026, the Leasing Group fully divested its ownership in TRIP Holdings through a railcar partnership transaction as further described in Note 5. In our opinion, all normal and recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the 2026 presentation.
Due to seasonal and other factors, the results of operations for the six months ended June 30, 2026 may not be indicative of expected results of operations for the year ending December 31, 2026. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 that had a material impact on our Consolidated Financial Statements or related notes as of and for the three and six months ended June 30, 2026.
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
Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in our customer base, and their dispersion across different end markets and geographic areas. Receivables are generally evaluated at a portfolio level based on these characteristics. As receivables are generally unsecured, we maintain an allowance for credit losses using a forward-looking approach based on historical losses and consideration of current and expected future economic conditions. Historically, we have observed that the likelihood of loss increases when receivables have aged beyond 180 days or when we become aware that a customer has experienced a deterioration in their financial condition. When a receivable is deemed uncollectible, the write-off is recorded as a reduction to the allowance for credit losses. During the six months ended June 30, 2026, we recognized approximately $1.9 million of credit loss expense and approximately $0.4 million of recoveries and other adjustments, and wrote off $3.7 million related to our trade receivables that are in the scope of Accounting Standards Codification ("ASC") 326, Financial Instruments – Credit Losses, bringing the allowance for credit losses balance from $23.6 million at December 31, 2025 to $21.4 million at June 30, 2026. This balance excludes the general reserve for operating lease receivables that is permitted under ASC 450, Contingencies.

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
Amounts due to our participating suppliers in the SCF program totaled $49.6 million and $49.1 million as of June 30, 2026 and December 31, 2025, respectively, and are included in accounts payable in our Consolidated Balance Sheets. Payments made under the SCF program are reflected in net cash provided by operating activities from continuing operations in our Consolidated Statements of Cash Flows.
Discontinued Operations
In the fourth quarter of 2021, we completed the sale of Trinity Highway Products, LLC (“THP”). Upon completion of the sale, the accounting requirements for reporting THP as a discontinued operation were met. In connection with the sale, the Company agreed to indemnify the buyer for certain liabilities related to the highway products business, including certain liabilities resulting from or arising out of the ET-Plus® System, a highway guardrail end-terminal system (the “ET Plus”). Consequently, results from discontinued operations include certain legal expenses that are directly attributable to the highway products business. Similar expenses related to these retained obligations that may be incurred in the future will likewise be reported in discontinued operations. For the three and six months ended June 30, 2026, we recorded expenses related to these obligations of $5.0 million ($3.9 million, net of income taxes) and $7.4 million ($5.7 million, net of income taxes), respectively. For the three and six months ended June 30, 2025, we recorded expenses related to these obligations of $2.4 million ($1.9 million, net of income taxes) and $4.9 million ($3.8 million, net of income taxes), respectively. These expenses are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations. See Note 15 of our Annual Report on Form 10-K for further information regarding obligations retained in connection with the THP sale.
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

Note 2. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by major product or service line, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our disaggregated revenues by major product or service line for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group ("Leasing Group"):
Leasing and management	$206.0	$233.5	$416.3	$452.5
Maintenance services	63.4	59.3	126.6	118.5
Digital and logistics services	11.7	9.6	24.0	18.8
	$281.1	$302.4	$566.9	$589.8
Rail Products Group:
Rail products	$230.1	$262.8	$505.3	$650.6
Parts & components	28.4	30.7	53.2	63.4
	258.5	293.5	558.5	714.0
Elimination of intersegment revenues	(54.5)	(89.7)	(148.3)	(212.2)
Total consolidated revenues	$485.1	$506.2	$977.1	$1,091.6
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of June 30, 2026 and the percentage of the outstanding performance obligations as of June 30, 2026 expected to be delivered during the remainder of 2026:

	Unsatisfied performance obligations at June 30, 2026
	Total Amount	Percent expected to be delivered in 2026
	(in millions)
Rail Products Group:
New railcars:
External customers	$1,409.0
Leasing Group	176.2
	$1,585.2	40%
Sustainable railcar conversions	$28.2	100%

Railcar Leasing and Services Group:
Leasing and management	$79.0	13%
Maintenance services	$3.9	100%
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

Contract Assets
The following table presents our contract assets, which are included within the Receivables, net of allowance line in our Consolidated Balance Sheets.

	June 30, 2026	December 31, 2025
	(in millions)
Railcar Leasing and Services Group	$14.0	$10.9
Rail Products Group	$5.6	$4.9
Lessor Accounting
The following table summarizes the impact of our leases on our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating lease revenues	$182.7	$208.0	$376.0	$409.8
Variable operating lease revenues	$18.3	$21.3	$30.5	$34.5
Interest income on sales-type lease receivables	$0.3	$0.2	$0.6	$0.4
Profit recognized at sales-type lease commencement (1)	$—	$1.0	$—	$1.0
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
Derivatives Designated as Hedging Instruments
Interest Rate Hedges

	Included in accompanying balance sheet at June 30, 2026			Effect on interest expense – increase/(decrease)
	Asset	Liability	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
				2026	2025	2026	2025
	(in millions)
Interest rate hedges (2)	$6.6	$—	$(7.1)	$0.1	$(2.4)	$0.2	$(4.5)	$(2.1)
(1) Based on the fair value of open hedges as of June 30, 2026.
(2) Includes instruments with an aggregate notional amount of $763.5 million as of June 30, 2026 to hedge a portion of our outstanding debt.
Foreign Currency Hedges
Our exposure related to foreign currency transactions is currently hedged for up to a maximum of eighteen months. Information related to our foreign currency hedges is as follows:

	Included in accompanying balance sheet at June 30, 2026			Effect on cost of revenues – increase/(decrease)
	Asset	Liability	AOCI – loss/(income)	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months (1)
Instrument				2026	2025	2026	2025
	(in millions)
Foreign currency hedges	$3.4	$0.2	$(4.9)	$(2.5)	$2.0	$(5.5)	$6.7	$(4.5)
(1) Based on the fair value of open hedges as of June 30, 2026.
Derivatives Not Designated as Hedging Instruments

	Included in accompanying balance sheet at June 30, 2026		Effect on other, net (income) expense – increase/(decrease)
			Three Months Ended June 30,		Six Months Ended June 30,
	Asset	Liability	2026	2025	2026	2025
	(in millions)
Interest rate derivatives (1):
TILC warehouse facility – interest rate cap	$6.7	$—	$(0.9)	$1.0	$(3.4)	$3.9
TILC – interest rate cap	$—	$6.7	$0.9	$(1.0)	$3.4	$(3.9)
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
Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. Our cash equivalents and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds. The assets measured on a recurring basis as Level 1 in the fair value hierarchy are summarized below:

	Level 1
	June 30, 2026	December 31, 2025
	(in millions)
Assets:
Cash equivalents	$101.7	$172.4
Restricted cash	114.2	122.3
Total assets	$215.9	$294.7
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

	Level 2
	June 30, 2026	December 31, 2025
	(in millions)
Assets (1):
Derivatives designated as hedging instruments:
Interest rate hedges	$6.6	$—
Foreign currency hedges	3.4	3.6
Derivatives not designated as hedging instruments:
Interest rate derivatives	6.7	7.3
Total assets	$16.7	$10.9

Liabilities (2):
Derivatives designated as hedging instruments:
Interest rate hedges	$—	$6.7
Foreign currency hedges	0.2	—
Derivatives not designated as hedging instruments:
Interest rate derivatives	6.7	7.3
Total liabilities	$6.9	$14.0
(1) Included in other assets in our Consolidated Balance Sheets.
(2) Included in accrued liabilities in our Consolidated Balance Sheets.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2026 and December 31, 2025, we have no assets or liabilities measured on a recurring basis as Level 3 in the fair value hierarchy.
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
The financial information for these segments is shown in the tables below (in millions). We operate principally in North America.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Railcar Leasing and Services Group	Rail Products Group	Total	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$280.6	$204.5	$485.1	$302.1	$204.1	$506.2
Intersegment revenues	0.5	54.0	54.5	0.3	89.4	89.7
Total revenues	281.1	258.5	539.6	302.4	293.5	595.9
Elimination of intersegment revenues			(54.5)			(89.7)
Total consolidated revenues			$485.1			$506.2
Less (1):
Rail Products Group cost of revenues (2)	*	247.4		*	277.9
Depreciation and amortization for Company-owned railcars (3)	57.0	*		61.8	*
Maintenance and compliance for Company-owned railcars (3)(4)	42.2	*		43.1	*
Selling, engineering, and administrative expenses	16.3	7.6		13.9	6.7
Gains on lease portfolio sales	(8.2)	*		(7.8)	*
Gain on divestiture of partially-owned leasing subsidiary	(131.6)	*		—	*
Other segment items (5)	81.1	0.1		72.8	—
Segment operating profit	$224.3	$3.4	$227.7	$118.6	$8.9	$127.5

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Railcar Leasing and Services Group	Rail Products Group	Total	Railcar Leasing and Services Group	Rail Products Group	Total
External revenues	$565.9	$411.2	$977.1	$589.3	$502.3	$1,091.6
Intersegment revenues	1.0	147.3	148.3	0.5	211.7	212.2
Total revenues	566.9	558.5	1,125.4	589.8	714.0	1,303.8
Elimination of intersegment revenues			(148.3)			(212.2)
Total consolidated revenues			$977.1			$1,091.6
Less (1):
Rail Products Group cost of revenues (2)	*	517.8		*	665.6
Depreciation and amortization for Company-owned railcars (3)	116.2	*		122.9	*
Maintenance and compliance for Company-owned railcars (3)(4)	83.3	*		81.1	*
Selling, engineering, and administrative expenses	33.8	15.1		32.6	13.6
Gains on lease portfolio sales	(30.2)	*		(13.7)	*
Gain on divestiture of partially-owned leasing subsidiary	(131.6)	*		—	*
Other segment items (5)	162.9	0.1		143.8	—
Segment operating profit	$332.5	$25.5	$358.0	$223.1	$34.8	$257.9
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
–Rail Products Group: (gains) or losses on dispositions of other property.

The reconciliation of segment operating profit to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating profit:
Railcar Leasing and Services Group	$224.3	$118.6	$332.5	$223.1
Rail Products Group	3.4	8.9	25.5	34.8
Segment Totals	227.7	127.5	358.0	257.9
Corporate and other	(27.1)	(26.5)	(52.8)	(50.9)
Eliminations	(0.8)	(5.6)	(4.3)	(11.8)
Consolidated operating profit	199.8	95.4	300.9	195.2
Other (income) expense	65.8	69.4	131.8	132.8
Provision for income taxes	31.8	4.1	40.3	11.5
Loss from discontinued operations, net of income taxes	(3.9)	(1.9)	(5.7)	(3.8)
Net income	$98.3	$20.0	$123.1	$47.1
Additional financial information by segment is shown in the tables below.

	Total Assets
	June 30, 2026	December 31, 2025
	(in millions)
Railcar Leasing and Services Group	$7,473.5	$7,676.5
Rail Products Group	949.5	938.0
Segment Totals	8,423.0	8,614.5
Corporate and other	319.8	385.0
Eliminations	(510.8)	(575.1)
Total assets	$8,232.0	$8,424.4

	Depreciation & Amortization		Capital Expenditures
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group	$64.4	$67.4	$94.4	$179.1
Rail Products Group	6.5	6.9	5.8	4.6
Corporate and other	0.6	0.9	0.8	0.5
Total	$71.5	$75.2	$101.0	$184.2

	Depreciation & Amortization		Capital Expenditures
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group	$129.3	$133.9	$247.7	$301.6
Rail Products Group	13.4	13.9	8.5	11.2
Corporate and other	1.4	1.7	2.1	0.8
Total	$144.1	$149.5	$258.3	$313.6

Note 5. Investments in Railcar Partnerships and Other Affiliates
2026 Railcar Partnership Exchange
Through our wholly-owned subsidiary, Trinity Industries Leasing Company (“TILC”), we previously formed TRIP Rail Holdings LLC ("TRIP Holdings") for the purpose of providing railcar leasing services in North America for institutional investors. Prior to the 2026 Exchange Transaction completed in April 2026 as defined and described below, TRIP Holdings was a direct, partially-owned subsidiary of TILC in which we had a controlling interest. See Note 7 for additional information regarding the debt of TRIP Holdings’ subsidiary, Tribute Rail LLC ("Tribute Rail").
In April 2026, TILC executed a contribution agreement (the “Contribution Agreement”) with, among others, Napier Park Rail Evergreen Fund GP LLC (“Napier Park”), a subsidiary of Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Contribution Agreement, TILC contributed (i) its 42.56% membership interest in TRIP Holdings and (ii) its 0.2% membership interest in Triumph Rail Holdings LLC (“Triumph”) to NP SPE Holdings LP (“NP SPE”) in exchange for an 11.2% limited partnership interest in NP SPE (the “2026 Exchange Transaction”). TILC services all railcars owned by NP SPE. As a result of the 2026 Exchange Transaction, TILC no longer has any direct ownership interest in TRIP Holdings, Tribute Rail, or Triumph.
The divestiture of TILC’s 42.56% membership interest in TRIP Holdings resulted in the deconsolidation of TRIP Holdings in our Consolidated Financial Statements. As TRIP Holdings did not represent a business, the divestiture was accounted for in accordance with ASC 610-20, Gains and losses from the derecognition of non-financial assets and resulted in the recognition of a non-cash pre-tax gain of $131.6 million during the three months ended June 30, 2026. The gain was computed based on (i) the fair value of noncash consideration received in the form of the 11.2% limited partnership interest in NP SPE of $112.9 million, (ii) the derecognition of the net assets associated with TRIP Holdings of $50.0 million, (iii) the derecognition of the related noncontrolling interest of $64.3 million, and (iv) the settlement of a working capital liability associated with the exchange transaction completed in December 2025. The net assets of TRIP Holdings primarily consisted of equipment on lease and long-term debt. The gain is reflected in the gain on divestiture of partially-owned leasing subsidiary line of our Consolidated Statements of Operations and is included in the operating results of the Leasing Group.
Our limited partnership interest in NP SPE is recorded as an investment in an unconsolidated affiliate and accounted for using the equity method under ASC 323, Investments–Equity Method and Joint Ventures. See “Investments in Unconsolidated Affiliates—Railcar Investment Vehicle Partnerships” below for further information regarding this investment.
The impacts of the 2026 Exchange Transaction are reflected in our Consolidated Financial Statements as of and for the six months ended June 30, 2026. Net income attributable to noncontrolling interest in our Consolidated Statements of Operations for the six months ended June 30, 2026 includes noncontrolling interest allocations related to TRIP Holdings through April 1, 2026. Net income attributable to noncontrolling interest in our Consolidated Statements of Operations for the three and six months ended June 30, 2025 includes noncontrolling interest allocations related to TRIP Holdings, Triumph, and RIV 2013.
Investments in Unconsolidated Affiliates
Railcar Investment Vehicle Partnerships
In April 2026, we acquired an 11.2% limited partnership interest in NP SPE, which holds diversified railcar fleets through its subsidiaries. The remaining 88.8% membership interest in NP SPE is owned by affiliates of Napier Park. For additional information related to our acquisition of the 11.2% membership interest in NP SPE, see “2026 Railcar Partnership Exchange” above.
Additionally, the Company and Wafra, Inc. (“Wafra”), a global alternative investment manager, are partners in a railcar investment vehicle (“RIV”) program between Trinity and certain funds managed by Wafra (“Wafra Funds”). As part of this program, a joint venture was formed, Signal Rail Holdings LLC (“Signal Rail”), which is currently owned 88.5% by Wafra Funds and 11.5% by TILC.
TILC services all railcars owned by NP SPE and Signal Rail (collectively, the “RIV Partnerships”).

Upon consideration under the variable interest entity ("VIE") model of ASC 810, Trinity has concluded that each of the RIV Partnerships meets the definition of a VIE. TILC has variable interests in the RIV Partnerships arising from its equity ownership positions and its role as the service provider. We determined that Trinity is not the primary beneficiary of the RIV Partnerships and therefore does not consolidate these entities as we do not have the power to direct the activities that most significantly impact the economic performance of the RIV Partnerships. We absorb portions of losses and/or receive portions of residual returns commensurate with our equity interests in these entities.
In applying the guidance under ASC 323, we concluded that our investments in the RIV Partnerships should be accounted for under the equity method of accounting based on our equity ownership positions and our role as a service provider. As of June 30, 2026, the carrying value of TILC’s equity investments in the RIV Partnerships was $124.3 million, which is included in other assets in our Consolidated Balance Sheets. The carrying value of these investments represents our maximum exposure in the RIV Partnerships.
India Railcar Leasing Joint Venture
In June 2026, we acquired a 32.0% interest in Touax Texmaco Railcar Leasing Private Limited (“TTRL”), a railcar leasing company in India. TTRL is a joint venture with Touax Group, a global asset management company, and Texmaco Rail & Engineering Limited, a rail solution provider in India. Upon consideration under the VIE model of ASC 810, Trinity has concluded that TTRL does not meet the definition of a VIE. Additionally, we do not have a controlling financial interest in TTRL; however, based on our 32.0% ownership interest and ability to exercise significant influence, we account for our investment in TTRL under the equity method of accounting. As of June 30, 2026, the carrying value of our investment in TTRL was $37.6 million, which is inclusive of $1.6 million of transaction costs and is included in other assets in our Consolidated Balance Sheets.
Investment in Consolidated Affiliate
In 2023, the Company and a third party formed Trinity Global Ventures to deliver railcars and provide warranty support services in Saudi Arabia. Trinity Global Ventures is owned 51.0% by Trinity Rail Group, LLC ("Trinity Rail Group"), a wholly-owned subsidiary of the Company, and 49.0% by the third party. Upon consideration under the VIE model of ASC 810, Consolidation, Trinity has concluded that Trinity Global Ventures meets the definition of a VIE. Trinity Rail Group has a variable interest in Trinity Global Ventures arising from its 51.0% equity ownership position. We determined that Trinity is the primary beneficiary and therefore consolidates this entity as we have the power to direct the activities of the entity that most significantly impact its economic performance. At June 30, 2026, the carrying value of our investment in Trinity Global Ventures totaled $2.8 million, which is eliminated in consolidation.

Note 6. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment:

	June 30, 2026	December 31, 2025
	(in millions)
Railcars in our lease fleet:
Wholly-owned subsidiaries (1):
Equipment on lease	$8,793.7	$8,668.5
Less: accumulated depreciation	(2,261.1)	(2,156.1)
	6,532.6	6,512.4
Partially-owned subsidiary:
Equipment on lease	—	620.5
Less: accumulated depreciation	—	(248.3)
	—	372.2

Deferred profit on railcar products sold (2)	(827.4)	(926.6)
Less: accumulated amortization	266.6	298.0
	(560.8)	(628.6)
Total railcars in our lease fleet	5,971.8	6,256.0

Operating and administrative assets:
Land	16.1	16.1
Buildings and improvements	412.3	408.4
Machinery and other	449.0	452.9
Construction in progress	27.6	18.5
	905.0	895.9
Less: accumulated depreciation	(544.3)	(530.6)
Total operating and administrative assets	360.7	365.3
Total property, plant, and equipment, net	$6,332.5	$6,621.3
(1) The Leasing Group’s debt at June 30, 2026 consisted primarily of non-recourse debt. As of June 30, 2026, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $5,616.0 million, which is pledged solely as collateral for Leasing Group debt held by those subsidiaries. The net book value of unpledged equipment at June 30, 2026 was $872.2 million. See Note 7 for more information regarding the Leasing Group's debt.
(2) Includes deferred profit related to new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments. The deferred profit is subsequently eliminated in consolidation.

Note 7. Debt
The carrying amounts of our debt are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2028, inclusive of unamortized premium of $2.5 and $3.1	602.5	603.1
	602.5	603.1
Less: unamortized debt issuance costs	(3.7)	(4.6)
Total recourse debt	598.8	598.5

Lease fleet – Non-recourse:
Wholly-owned subsidiaries:
Secured railcar equipment notes, net of unamortized discount of $0.4 and $0.3	3,073.4	3,036.3
TRL-2023 term loan, net of unamortized discount of $0.6 and $0.6	1,017.5	1,031.9
TILC warehouse facility	513.2	478.5
Other equipment financing	46.4	47.6
	4,650.5	4,594.3
Less: unamortized debt issuance costs	(22.8)	(20.9)
	4,627.7	4,573.4
Partially-owned subsidiary:
Secured railcar equipment notes, net of unamortized discount of $— and $—	—	271.3
Less: unamortized debt issuance costs	—	(0.7)
	—	270.6
Total non-recourse debt	4,627.7	4,844.0
Total debt	$5,226.5	$5,442.5
Estimated Fair Value of Debt – The estimated fair value of our 7.75% senior notes due 2028 ("Senior Notes due 2028") is based on a quoted market price in a market with little activity (Level 2 input). The estimated fair values of our secured railcar equipment notes are based on our estimate of their fair value using unobservable input values provided by a third party (Level 3 inputs). As of June 30, 2026 and December 31, 2025, we evaluated the fair value of the other equipment financing liability using Level 3 inputs and determined that the carrying value approximates fair value. The respective carrying values of our revolving credit facility, TRL-2023 term loan, and TILC warehouse facility approximate fair value because the interest rate adjusts to the market interest rate. The estimated fair values of our debt are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Level 2	$613.3	$623.9
Level 3	$3,054.5	$3,303.6
Revolving Credit Facility – In June 2026, we amended and restated our $600.0 million unsecured corporate revolving credit facility to extend the maturity date to the earlier of (i) June 12, 2031 or (ii) April 15, 2028 if our Senior Notes due 2028 have not been repaid in full by that date. The amended revolving credit facility also provides the ability to increase commitments by up to $300.0 million, subject to certain customary conditions, and modifies the leverage ratio calculation to give effect to certain cash balances, which may lower the applicable margin and commitment fee. We incurred $1.3 million in costs related to the amendment, which will be amortized to interest expense through the maturity date.

During the six months ended June 30, 2026, there were no borrowings or repayments under the revolving credit facility. Additionally, we had outstanding letters of credit issued in an aggregate amount of $7.6 million, leaving $592.4 million available for borrowing as of June 30, 2026. Our outstanding letters of credit as of June 30, 2026 support performance bonds related to certain railcar orders. The revolving credit facility bears interest at a variable rate of Secured Overnight Financing Rate ("SOFR") or the Canadian Overnight Repo Rate Average plus a facility margin of 1.50%, for an all-in interest rate of 5.12% as of June 30, 2026. A commitment fee accrues on the average daily unused portion of the revolving credit facility at the rate of 0.175% to 0.30% (initially set at 0.20% as of June 30, 2026). The applicable margin and commitment fee are based on the Company's Leverage Ratio, as defined in the amended revolving credit agreement.
The amended revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum net leverage. As of June 30, 2026, we were in compliance with all such financial covenants.
TILC Warehouse Loan Facility – TILC has a $800.0 million warehouse loan facility to finance railcars owned by TILC. During the six months ended June 30, 2026, we had total borrowings of $75.1 million and total repayments of $40.4 million under the TILC warehouse loan facility. The entire unused facility amount of $286.8 million was available as of June 30, 2026 based on the amount of warehouse-eligible, unpledged equipment. Advances under the facility bear interest at one-month term SOFR plus a facility margin of 1.75%, for an all-in interest rate of 5.37% at June 30, 2026.
TRL-2025 Series 2026-1 Secured Railcar Equipment Notes – In April 2026, Trinity Rail Leasing 2025 LLC, a Delaware limited liability company ("TRL-2025") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued an aggregate principal amount of (i) $447.4 million of its Series 2026-1 Class A Secured Green Standard Railcar Notes (the "Series 2026-1 Class A Notes"), and (ii) $33.4 million of its Series 2026-1 Class B Secured Green Standard Railcar Notes (the "Series 2026-1 Class B Notes") (the Series 2026-1 Class A Notes and the Series 2026-1 Class B Notes are, collectively, the “Series 2026-1 Notes”). The Series 2026-1 Class A Notes bear interest at a fixed rate of 5.35%, and the Series 2026-1 Class B Notes bear interest at a fixed rate of 5.56%. The Series 2026-1 Notes are payable monthly and have a stated final maturity date of April 19, 2056. We incurred $5.4 million in debt issuance costs, which will be amortized to interest expense through the anticipated repayment date of the Series 2026-1 Notes. The Series 2026-1 Notes are obligations of TRL-2025 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-2025. Net proceeds received in connection with the issuance of the Series 2026-1 Notes were used to redeem the outstanding debt of the Trinity Rail Leasing 2019 LLC Series 2019-1 Secured Railcar Equipment Notes (the "Series 2019-1 Notes"), as described below, and for general corporate purposes.
Redemption of TRL-2019 Series 2019-1 Secured Railcar Equipment Notes – In April 2026, with the net proceeds of the Series 2026-1 Notes described above, we redeemed in full the Series 2019-1 Notes, of which $377.1 million was outstanding at the redemption date. The all-in interest rate for the Series 2019-1 Notes was 3.82% per annum. The Trinity Rail Leasing 2019 LLC Series 2019-2 Secured Railcar Equipment Notes remain outstanding.
Tribute Rail Secured Railcar Equipment Notes – In April 2026, as a result of the 2026 Exchange Transaction, Tribute and its related debt are no longer included in our Consolidated Financial Statements. See Note 5 for further information.
Each of our secured railcar equipment notes, including the Series 2026-1 Notes, generally has an anticipated repayment date and a stated final maturity date. While the stated final maturity date of these notes is in 2056, the cash flows from the encumbered assets of TRL-2025 will be applied, pursuant to the payment priorities of their respective indentures, so as to amortize their respective notes to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the notes will be repaid well in advance of their stated final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. If these notes are not repaid by the anticipated repayment date, the respective interest rate on these notes would increase from the fixed rate stated above.
Terms and conditions of our other debt, including recourse and non-recourse provisions and scheduled maturities, are described in Note 9 of our 2025 Annual Report on Form 10-K.
Note 8. Income Taxes
The effective tax rates from continuing operations for the three and six months ended June 30, 2026 were expenses of 23.7% and 23.8%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state and foreign income taxes, and non-deductible executive compensation, partially offset by equity-based compensation and foreign tax return to provision adjustments.

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
Deferred income tax liabilities related to railcars in our lease fleet were $1.3 billion as of both June 30, 2026 and December 31, 2025.
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the six months ended June 30, 2026 are as follows:

	Unrealized gains/(losses) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated other comprehensive income (loss)

Balances at December 31, 2025	$(2.8)	$(1.4)	$(4.2)
Other comprehensive income, net of tax, before reclassifications	16.1	—	16.1
Amounts reclassified from AOCI, net of tax expense of $1.3, $—, and $1.3	(4.0)	0.1	(3.9)
Other comprehensive income	12.1	0.1	12.2
Balances at June 30, 2026	$9.3	$(1.3)	$8.0
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
Note 10. Stock-Based Compensation
Stock-based compensation expense totaled approximately $5.5 million and $10.4 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense totaled approximately $5.4 million and $10.7 million for the three and six months ended June 30, 2025, respectively. The Company's annual grants of share-based awards generally occur in the first and second quarters under our Fifth Amended and Restated Stock Option and Incentive Plan.
The following table summarizes stock-based compensation awards granted during the six months ended June 30, 2026:

	Number of Shares Granted	Weighted Average Grant-Date Fair Value per Award
Restricted stock units	381,404	$34.24
Restricted stock awards	18,282	$34.30
Performance units	238,550	$31.67
The fair value of restricted stock units and restricted stock awards ("RSAs") granted is based on the Company's closing stock price on the date of grant. For the performance units granted during the six months ended June 30, 2026 for which the payout is based on relative total shareholder return, the fair value was estimated at the date of grant using a Monte Carlo simulation with assumptions that reflect market conditions at the date of grant, including stock price, risk-free interest rate, expected term, expected volatility, and dividend yield. For the performance units granted during the six months ended June 30, 2026 for which the payout is based on return on equity, the fair value is based on the Company's closing stock price on the date of grant, adjusted to exclude the cumulative value of dividends over the three-year vesting period as these units do not earn dividend equivalents.

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
The following table sets forth the computation of basic and diluted net income attributable to Trinity Industries, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Income from continuing operations	$102.2	$21.9	$128.8	$50.9
Less: Net income attributable to noncontrolling interest	—	(5.9)	(0.6)	(10.9)
Net income from continuing operations attributable to Trinity Industries, Inc.	102.2	16.0	128.2	40.0
Net loss from discontinued operations attributable to Trinity Industries, Inc.	(3.9)	(1.9)	(5.7)	(3.8)
Net income attributable to Trinity Industries, Inc.	$98.3	$14.1	$122.5	$36.2

Basic weighted average shares outstanding	79.6	81.3	79.7	81.4
Effect of dilutive securities	2.0	1.6	2.1	2.0
Diluted weighted average shares outstanding	81.6	82.9	81.8	83.4

Basic earnings per common share:
Income from continuing operations	$1.28	$0.20	$1.61	$0.49
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.05)
Net income attributable to Trinity Industries, Inc.	$1.23	$0.17	$1.54	$0.44
Diluted earnings per common share:
Income from continuing operations	$1.25	$0.19	$1.57	$0.48
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.05)
Net income attributable to Trinity Industries, Inc.	$1.20	$0.17	$1.50	$0.43

Potentially dilutive securities excluded from EPS calculation:
Antidilutive restricted shares	—	0.3	0.1	0.1
Antidilutive stock options	—	—	—	—
Note: Earnings per common share is calculated independently for each component and may not sum to total net income attributable to Trinity Industries, Inc. per common share due to rounding.

Note 12. Contingencies
East Palestine, OH Train Derailment
As previously disclosed, on February 3, 2023, a Norfolk Southern Railway freight train derailed 38 railcars in East Palestine, Ohio. TILC has been named in various actions associated with this incident, including Josh Hickman, et al. v. Norfolk Southern Railway Co., et al., Case No. 2025 CV 00434, in the Court of Common Pleas, Columbiana County, Ohio ("Hickman Matter"); and Richard Tsai, et al. v. Norfolk Southern Corporation, et al., Case No. 2025 CV 614, in the Court of Common Pleas, Columbiana County, Ohio ("Tsai Matter"). On April 21, 2026, the court consolidated the Tsai and Hickman Matters and subsequently denied TILC's pending motion to dismiss in the Tsai Matter. TILC was the owner of one tank car cited in these actions, which was leased to a third party, who is also a defendant in these matters.
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
As previously disclosed, Mr. Joshua Harman filed a state qui tam action pursuant to the Virginia Fraud Against Taxpayers Act ("VFATA") (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia). Mr. Harman alleged the Company violated the VFATA pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs, and interest. On February 7, 2024, the trial court granted the Company's motion for summary judgment. On March 31, 2026, the Court of Appeals of Virginia issued its memorandum opinion affirming the order of the trial court granting summary judgment in favor of the Company and affirmed the trial court’s denial of Mr. Harman’s and the Commonwealth of Virginia’s motion for reconsideration. On June 1, 2026, Mr. Harman filed his Petition for Appeal with the Virginia Supreme Court, which remains pending.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters, including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters is $10.2 million to $24.2 million. At June 30, 2026, total accruals of $10.9 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company believes any additional liability would not be material to its financial position or results of operations.
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
•actions by U.S. and/or foreign governments (particularly Mexico and Canada) relative to tariffs, customs administration, trade policies and the interpretation or application of customs laws, federal government budgeting, taxation policies, government expenditures, borrowing/debt ceiling limits, and government shutdowns;
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
In April 2026, we completed a railcar partnership transaction involving our partially-owned leasing subsidiary, TRIP Rail Holdings LLC ("TRIP Holdings"). See "Executive Summary – Capital Structure Updates" below for further information regarding this transaction.
Executive Summary
Cyclical, Seasonal and Other Trends Impacting Our Business
General Business Trends
Demand for many of our railcar products and services is correlated to changes in North American industrial production and international trade. We continue to actively monitor evolving tariff and trade developments, including tariffs imposed pursuant to Section 232 of the Trade Expansion Act of 1962 on steel and aluminum, and their potential impact on demand for our products. Uncertainty in these areas and in the macroeconomic environment, including the administration of trade policy in the U.S. and Mexico, has increased during 2026 and may continue to influence customer purchasing decisions, our commercial arrangements, and demand for new railcars, which has and could continue to negatively impact our results of operations. We remain focused on mitigating impacts to our business resulting from these evolving developments.
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
Financial and Operational Highlights
•Our revenues for the six months ended June 30, 2026 were $977.1 million, representing a decrease of 10.5%, compared to the six months ended June 30, 2025. Our operating profit for the six months ended June 30, 2026 was $300.9 million, representing an increase of 54.1%, compared to $195.2 million for the six months ended June 30, 2025.
•The Leasing Group's lease fleet of 96,280 company-owned railcars was 97.3% utilized as of June 30, 2026, compared to a lease fleet utilization of 96.8% on 111,545 company-owned railcars as of June 30, 2025. Our company-owned lease fleet includes wholly-owned railcars, partially-owned railcars, and railcars under leased-in arrangements.
•For the six months ended June 30, 2026, we made a net fleet investment of approximately $126.0 million, which primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•The total value of the new railcar backlog at June 30, 2026 was $1.6 billion, compared to $2.0 billion at June 30, 2025. The Rail Products Group received orders for 3,220 railcars and delivered 3,540 railcars in the six months ended June 30, 2026, in comparison to orders for 3,005 railcars and deliveries of 4,875 railcars in the six months ended June 30, 2025.
See "Consolidated Results of Operations" and "Segment Discussion" below for additional information regarding our operating results.
(1) Dividend yield is calculated as dividends declared for the four previous quarters divided by the closing stock price on the last trading day of each respective quarter.
(2) Non-GAAP financial measure. See the Non-GAAP Financial Measures section within this Form 10-Q for a reconciliation to the most directly comparable GAAP measure and why management believes this measure is useful to management and investors. Dollar amounts are presented for the six months ended June 30, 2026 and 2025.

Capital Structure Updates
TRL-2025 Series 2026-1 Secured Railcar Equipment Notes – In April 2026, Trinity Rail Leasing 2025 LLC ("TRL-2025"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through Trinity Industries Leasing Company ("TILC"), issued an aggregate principal amount of $480.8 million of its Series 2026-1 Green Secured Railcar Equipment Notes (the "Series 2026-1 Notes"). The Series 2026-1 Notes bear interest at an all-in interest rate of 5.36%, are payable monthly, and have a stated final maturity date of April 2056. Net proceeds received in connection with the issuance of the Series 2026-1 Notes were used to redeem the outstanding debt of Trinity Rail Leasing 2019 LLC Series 2019-1 Secured Railcar Equipment Notes (the "Series 2019-1 Notes") and for general corporate purposes. The all-in interest rate for the Series 2019-1 Notes was 3.82% per annum.
2026 Railcar Partnership Exchange – In April 2026, TILC executed a contribution agreement (the “Contribution Agreement”) with, among others, Napier Park Rail Evergreen Fund GP LLC, a subsidiary of Napier Park Global Capital, one of our railcar investment partners since 2013 and a leading alternative credit platform. Pursuant to the Contribution Agreement, TILC contributed (i) a 42.56% membership interest in TRIP Holdings and (ii) a 0.2% interest in Triumph Rail Holdings LLC ("Triumph") to NP SPE Holdings LP ("NP SPE") in exchange for an 11.2% limited partnership interest in NP SPE (the "2026 Exchange Transaction"). As a result of these transactions, TILC no longer has any direct ownership interest in TRIP Holdings; its wholly-owned subsidiary, Tribute Rail LLC ("Tribute"); or Triumph. The Company recognized a non-cash pre-tax gain of $131.6 million during the three and six months ended June 30, 2026. TRIP Holdings and Tribute and its related debt, which totaled $270.6 million as of December 31, 2025, are no longer included in our Consolidated Financial Statements.
In December 2025, the Leasing Group divested substantially all of its ownership interest in Triumph, formerly a subsidiary of TRIP Holdings (together with the 2026 Exchange Transaction, the "Railcar Partnership Transactions").
Litigation Updates
See Note 12 of the Consolidated Financial Statements for an update on the status of certain litigation.

Consolidated Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues	$485.1	$506.2	$977.1	$1,091.6
Cost of revenues	375.2	372.8	738.3	816.0
Selling, engineering, and administrative expenses	51.1	49.4	101.8	99.4
Gains on dispositions of property and other divestitures (1)	141.0	11.4	163.9	19.0
Total operating profit	199.8	95.4	300.9	195.2
Interest expense, net	64.3	67.7	129.7	133.8
Other, net	1.5	1.7	2.1	(1.0)
Income from continuing operations before income taxes	134.0	26.0	169.1	62.4
Provision for income taxes	31.8	4.1	40.3	11.5
Income from continuing operations	$102.2	$21.9	$128.8	$50.9
(1) Includes a $131.6 million gain on the divestiture of TRIP Holdings for the three and six months ended June 30, 2026. See Note 5 of the Consolidated Financial Statements for additional information.

Revenues
The tables below present revenues by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$280.6	$0.5	$281.1	(7.0)%
Rail Products Group	204.5	54.0	258.5	(11.9)%
Segment Totals	485.1	54.5	539.6	(9.4)%
Eliminations	—	(54.5)	(54.5)
Consolidated Total	$485.1	$—	$485.1	(4.2)%

	Three Months Ended June 30, 2025
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$302.1	$0.3	$302.4
Rail Products Group	204.1	89.4	293.5
Segment Totals	506.2	89.7	595.9
Eliminations	—	(89.7)	(89.7)
Consolidated Total	$506.2	$—	$506.2

	Six Months Ended June 30, 2026
	Revenues			Percent
	External	Intersegment	Total	Change
	(in millions)
Railcar Leasing and Services Group	$565.9	$1.0	$566.9	(3.9)%
Rail Products Group	411.2	147.3	558.5	(21.8)%
Segment Totals	977.1	148.3	1,125.4	(13.7)%
Eliminations	—	(148.3)	(148.3)
Consolidated Total	$977.1	$—	$977.1	(10.5)%

	Six Months Ended June 30, 2025
	Revenues
	External	Intersegment	Total
	(in millions)
Railcar Leasing and Services Group	$589.3	$0.5	$589.8
Rail Products Group	502.3	211.7	714.0
Segment Totals	1,091.6	212.2	1,303.8
Eliminations	—	(212.2)	(212.2)
Consolidated Total	$1,091.6	$—	$1,091.6

Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals and other divestitures. Operating costs by segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group (1)	$56.8	$183.8	$234.4	$366.7
Rail Products Group	255.1	284.6	533.0	679.2
Segment Totals	311.9	468.4	767.4	1,045.9
Corporate and other	27.1	26.5	52.8	50.9
Eliminations	(53.7)	(84.1)	(144.0)	(200.4)
Consolidated Total	$285.3	$410.8	$676.2	$896.4
(1) Includes a $131.6 million gain on the divestiture of TRIP Holdings for the three and six months ended June 30, 2026; gains on lease portfolio sales of $8.2 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively; and gains on lease portfolio sales of $30.2 million and $13.7 million for the six months ended June 30, 2026 and 2025, respectively.
Operating Profit
Operating profit by segment for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Railcar Leasing and Services Group	$224.3	$118.6	$332.5	$223.1
Rail Products Group	3.4	8.9	25.5	34.8
Segment Totals	227.7	127.5	358.0	257.9
Corporate and other	(27.1)	(26.5)	(52.8)	(50.9)
Eliminations	(0.8)	(5.6)	(4.3)	(11.8)
Consolidated Total	$199.8	$95.4	$300.9	$195.2
Discussion of Consolidated Results
Revenues – Our revenues for the three months ended June 30, 2026 were $485.1 million, representing a decrease of $21.1 million, or 4.2%, over the prior year period. Our revenues for the six months ended June 30, 2026 were $977.1 million, representing a decrease of $114.5 million, or 10.5%, over the prior year period. The decrease for the three months ended June 30, 2026 was primarily due to lower revenues associated with the divestitures of two partially-owned leasing subsidiaries in the Railcar Partnership Transactions, partially offset by higher lease rates. The decrease for the six months ended June 30, 2026 was primarily due to lower external deliveries in the Rail Products Group and the impact of the Railcar Partnership Transactions.
Cost of revenues – Our cost of revenues for the three months ended June 30, 2026 was $375.2 million, representing an increase of $2.4 million, or 0.6%, over the prior year period. Our cost of revenues for the six months ended June 30, 2026 was $738.3 million, representing a decrease of $77.7 million, or 9.5%, over the prior year period. The increase for the three months ended June 30, 2026 was primarily due to higher operating costs for the lease fleet, partially offset by lower costs associated with the divestitures of two partially-owned leasing subsidiaries in the Railcar Partnership Transactions. The decrease for the six months ended June 30, 2026 was primarily due to lower external deliveries in the Rail Products Group and the impact of the Railcar Partnership Transactions, partially offset by higher operating costs for the lease fleet.
Gains on dispositions of property and other divestitures – Gains on dispositions of property and other divestitures increased by $129.6 million and $144.9 million for the three and six months ended June 30, 2026, when compared to the prior year periods primarily due to the $131.6 million gain on the divestiture of TRIP Holdings, as well as higher gains on lease portfolio sales.

Operating profit – Operating profit for the three months ended June 30, 2026 totaled $199.8 million, representing an increase of $104.4 million, or 109.4%, from the prior year period. Operating profit for the six months ended June 30, 2026 totaled $300.9 million, representing an increase of $105.7 million, or 54.1%, from the prior year period. These increases were primarily due to the $131.6 million gain on the divestiture of TRIP Holdings, higher gains on lease portfolio sales, and higher lease rates, partially offset by higher operating costs for the lease fleet. Additionally, the prior year periods included the operating profit associated with partially-owned leasing subsidiaries that were divested in the Railcar Partnership Transactions.
For further information regarding the operating results of individual segments, see "Segment Discussion" below.
Interest expense, net – Interest expense, net for the three months ended June 30, 2026 totaled $64.3 million, compared to $67.7 million for the three months ended June 30, 2025. Interest expense, net for the six months ended June 30, 2026 totaled $129.7 million, compared to $133.8 million for the six months ended June 30, 2025. These decreases for the three and six months ended June 30, 2026 were primarily driven by lower average debt, partially offset by higher interest rates.
Income taxes – The effective tax rates from continuing operations for the three and six months ended June 30, 2026 were expenses of 23.7% and 23.8%, respectively, which differs from the U.S. statutory rate of 21.0% primarily due to state and foreign income taxes, and non-deductible executive compensation, partially offset by equity-based compensation and foreign tax return to provision adjustments.
The effective tax rates from continuing operations for the three and six months ended June 30, 2025 were expenses of 15.8% and 18.4%, respectively, which differ from the U.S. statutory rate of 21.0% primarily due to the benefit of tax credits purchased at a discount and the benefit of noncontrolling interest for which we do not provide income taxes, partially offset by state income taxes and other permanent differences. See Note 8 for further information regarding the purchase of transferable tax credits.

Segment Discussion
Railcar Leasing and Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$206.0	$233.5	(11.8)%	$416.3	$452.5	(8.0)%
Maintenance services (1)	63.4	59.3	6.9%	126.6	118.5	6.8%
Digital and logistics services	11.7	9.6	21.9%	24.0	18.8	27.7%
Total revenues	$281.1	$302.4	(7.0)%	$566.9	$589.8	(3.9)%

Cost of revenues (2)	$181.5	$179.0	1.4%	$364.5	$350.8	3.9%
Selling, engineering, and administrative expenses	16.3	13.9	17.3%	33.8	32.6	3.7%
Gains on dispositions of property and other divestitures:
Lease portfolio sales	8.2	7.8	*	30.2	13.7	*
Gain on divestiture of partially-owned leasing subsidiary (3)	131.6	—	*	131.6	—	*
Other	1.2	1.3	*	2.1	3.0	*
Total operating profit	$224.3	$118.6	89.1%	$332.5	$223.1	49.0%
Total operating profit margin	79.8%	39.2%		58.7%	37.8%
Total operating profit margin, excluding lease portfolio sales and gain on divestiture of partially-owned leasing subsidiary	30.1%	36.6%		30.1%	35.5%

Selected expense information for Company-owned railcars (4):
Depreciation and amortization expense (5)	$57.0	$61.8	(7.8)%	$116.2	$122.9	(5.5)%
Maintenance and compliance expense (6)	$42.2	$43.1	(2.1)%	$83.3	$81.1	2.7%
Other fleet operating costs (7)	$9.3	$9.8	(5.1)%	$19.7	$17.8	10.7%
Interest expense (8)	$54.4	$58.0	(6.2)%	$110.1	$114.4	(3.8)%
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
(3) See Note 5 of the Consolidated Financial Statements for additional information regarding this transaction.
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
(7) Other fleet operating costs include freight, storage, rent, and ad valorem taxes.
(8) Interest expense is not a component of operating profit and includes the effect of hedges.
Information related to lease portfolio sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Lease portfolio sales	$31.0	$29.3	$114.3	$63.0
Operating profit on lease portfolio sales	$8.2	$7.8	$30.2	$13.7
Operating profit margin on lease portfolio sales	26.5%	26.6%	26.4%	21.7%

Total revenues for the Railcar Leasing and Services Group decreased by 7.0% and 3.9% for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. Leasing and management revenues decreased by 11.8% and 8.0% for the three and six months ended June 30, 2026, respectively, when compared to the prior year periods, primarily due to reduced revenues associated with the divestitures of two partially-owned leasing subsidiaries in the Railcar Partnership Transactions, partially offset by higher lease rates.
Our maintenance services business is primarily dedicated to servicing our lease fleet. Revenues related to maintenance services performed on Company-owned railcars under full-service lease agreements are eliminated within the Railcar Leasing and Services Group. Services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements, as well as maintenance and repair activities on railcars owned by third parties, including our investor-owned fleet, are reflected in the maintenance services revenues line above and are not eliminated in consolidation. Revenues in our maintenance services business increased by 6.9% and 6.8% for the three and six months ended June 30, 2026, respectively, when compared to the prior year periods as a result of the mix of repairs. Additionally, the increase in revenues for the six months ended June 30, 2026 was favorably impacted by higher pricing.
Cost of revenues for the Railcar Leasing and Services Group increased by 1.4% and 3.9% for the three and six months ended June 30, 2026, respectively, compared to the prior year periods primarily due to higher maintenance and compliance costs for the lease fleet, increased depreciation, as well as operational inefficiencies in our maintenance services business. In addition, cost of revenues for the three and six months ended June 30, 2026 includes disposal charges associated with the exit of certain logistics solutions locations. The increase was partially offset by operating costs incurred in the prior year periods associated with two partially-owned leasing subsidiaries that were divested in the Railcar Partnership Transactions.
Leasing Group operating profit increased by 89.1% and 49.0% for the three and six months ended June 30, 2026, respectively, when compared to the prior year periods primarily due to the gain on the divestiture of TRIP Holdings, higher gains on lease portfolio sales, and higher lease rates, partially offset by increased maintenance and compliance costs for the lease fleet, higher depreciation, and disposal charges associated with the exit of certain logistics solutions locations. Additionally, the prior year periods included the operating profit associated with partially-owned leasing subsidiaries that were divested in the Railcar Partnership Transactions.
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
Information regarding the Leasing Group’s lease fleet is as follows:

	June 30, 2026	June 30, 2025
Number of railcars (1):
Wholly-owned (2)(3)	96,280	88,285
Partially-owned(3)(4)	—	23,260
Company-owned	96,280	111,545
Investor-owned(4)	50,650	34,205
Total	146,930	145,750
Company-owned railcars:
Average age in years	14.6	14.1
Average remaining lease term in years	2.9	2.9
Fleet utilization	97.3%	96.8%
(1) Reflects railcars transferred from partially-owned to wholly-owned and investor-owned as a result of the Railcar Partnership Transactions.
(2) Includes 2,230 railcars under leased-in arrangements as of June 30, 2026 and 2025.
(3) Approximately 6,235 railcars were transferred from partially-owned to wholly-owned related to the acquisition of the noncontrolling interest in RIV 2013 in December 2025.
(4) Approximately 17,025 railcars reported in partially-owned as of June 30, 2025 were transferred from partially-owned to investor-owned related to the Railcar Partnership Transactions.

Rail Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail products (1)	$230.1	$262.8	(12.4)%	$505.3	$650.6	(22.3)%
Parts & components	28.4	30.7	(7.5)%	53.2	63.4	(16.1)%
Total revenues	$258.5	$293.5	(11.9)%	$558.5	$714.0	(21.8)%

Operating costs:
Cost of revenues	$247.4	$277.9	(11.0)%	$517.8	$665.6	(22.2)%
Selling, engineering, and administrative expenses	7.6	6.7	13.4%	15.1	13.6	11.0%
Gains on dispositions of property	(0.1)	—	*	(0.1)	—	*
Operating profit	$3.4	$8.9	(61.8)%	$25.5	$34.8	(26.7)%
Operating profit margin	1.3%	3.0%		4.6%	4.9%
(1) Includes sustainable railcar conversion revenues of $10.7 million, representing 115 railcars, for the three and six months ended June 30, 2026. Includes sustainable railcar conversion revenues of $2.1 million, representing 25 railcars, for the three and six months ended June 30, 2025.
Revenues for the Rail Products Group decreased for the three and six months ended June 30, 2026 by 11.9% and 21.8%, respectively, when compared to the prior year periods. Cost of revenues for the Rail Products Group decreased for the three and six months ended June 30, 2026 by 11.0% and 22.2%, respectively, when compared to the prior year periods. These decreases were primarily due to lower deliveries.
Operating profit for the Rail Products Group decreased for the three and six months ended June 30, 2026 by 61.8% and 26.7%, respectively, when compared to the prior period primarily due to lower deliveries. In addition, during the three and six months ended June 30, 2026, an incident at our Longview, Texas manufacturing facility resulted in a production interruption, which negatively impacted operating profit. The decrease in operating profit for the six months ended June 30, 2026 was partially offset by a higher mix of high-margin railcars.
Information related to our Rail Products Group backlog of new railcars is set forth below. In addition to the amounts below, as of June 30, 2026, our backlog related to sustainable railcar conversions totaled $28.2 million, representing 370 railcars.

	June 30,
	2026	2025	Percent
	(in millions)		Change
External customers	$1,409.0	$1,686.4
Leasing Group	176.2	273.4
Total	$1,585.2	$1,959.8	(19.1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	Percent
	(in units, $ in whole dollars)				Change
Beginning balance	11,350	13,640	11,660	16,005
Orders received	1,560	2,310	3,220	3,005	7.2%
Deliveries	(1,570)	(1,815)	(3,540)	(4,875)	(27.4)%
Ending balance	11,340	14,135	11,340	14,135	(19.8)%
Average selling price in ending backlog			$139,788	$138,649	0.8%
Total backlog dollars decreased by 19.1% when compared to the prior year period. We expect to deliver approximately 40% of our railcar backlog value during the remaining six months of 2026 and 36% during 2027, with the remainder to be delivered through 2028. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount of backlog attributable to the Leasing Group may vary by the time of delivery as customers may elect to modify their procurement decision.

Transactions between the Rail Products Group and the Leasing Group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Revenues:
New railcars	$36.1	$81.0	$122.9	$194.8
Sustainable railcar conversions	$10.7	$—	$10.7	$—
Parts & components	$7.1	$8.4	$13.6	$16.9

Deferred profit	$0.9	$5.6	$4.3	$11.8

Number of new railcars (in units)	265	530	945	1,360
Number of sustainable railcar conversions (in units)	115	—	115	—
Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent	2026	2025	Percent
	(in millions)		Change	(in millions)		Change
Operating costs:
Selling, engineering, and administrative expenses	$27.1	$28.8	(5.9)%	$52.8	$53.2	(0.8)%
Gains on dispositions of property	—	(2.3)	*	—	(2.3)	*
Operating loss	$(27.1)	$(26.5)	2.3%	$(52.8)	$(50.9)	3.7%
*Not meaningful
Selling, engineering, and administrative expenses for the three and six months ended June 30, 2026 decreased by 5.9% and 0.8%, respectively, when compared to the prior year periods primarily from lower employee-related costs. Total operating costs for the three and six months ended June 30, 2025 were favorably impacted by gains associated with the disposition of non-operating facilities.

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
As of June 30, 2026, we have total committed liquidity of $1.0 billion. Our total available liquidity includes: $155.7 million of unrestricted cash and cash equivalents; $592.4 million unused and available under our revolving credit facility; and $286.8 million unused and available under the TILC warehouse loan facility based on the amount of warehouse-eligible, unpledged equipment. We believe we have access to adequate capital resources to fund operating requirements and are an active participant in the capital markets.
Liquidity Highlights
TRL-2025 Series 2026-1 Secured Railcar Equipment Notes – In April 2026, TRL-2025 issued an aggregate principal amount of $480.8 million of its Series 2026-1 Notes. The Series 2026-1 Notes bear interest at an all-in interest rate of 5.36% and have a stated final maturity date of 2056. Net proceeds received in connection with the issuance of the Series 2026-1 Notes were used to redeem the outstanding debt of the Series 2019-1 Notes and for general corporate purposes.
Redemption of TRL-2019 Series 2019-1 Secured Railcar Equipment Notes – In April 2026, with the net proceeds of the Series 2026-1 Notes described above, we redeemed in full the Series 2019-1 Notes, of which $377.1 million was outstanding at the redemption date. The all-in interest rate for the Series 2019-1 Notes was 3.82% per annum.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash flows from continuing operations:
Operating activities	$172.4	$141.9
Investing activities	(181.8)	(242.1)
Financing activities	(38.6)	44.9
Net cash flows from discontinued operations	(5.7)	(3.8)
Net decrease in cash, cash equivalents, and restricted cash	$(53.7)	$(59.1)
Operating Activities. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2026 was $172.4 million compared to net cash provided by operating activities from continuing operations of $141.9 million for the six months ended June 30, 2025. The changes in our operating assets and liabilities are as follows:

	Six Months Ended June 30,
	2026	2025
	(in millions)
(Increase) decrease in receivables, inventories, and other assets	$(15.0)	$76.0
(Increase) decrease in income tax receivable	20.8	(18.0)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	2.6	(109.9)
Changes in operating assets and liabilities	$8.4	$(51.9)
The changes in our operating assets and liabilities resulted in a net source of $8.4 million for the six months ended June 30, 2026, as compared to a net use of $51.9 million for the six months ended June 30, 2025. The changes in operating assets and liabilities were impacted primarily by income tax refunds received in the current year period and the purchase of tax credits in the prior year period, partially offset by an increase in inventory and the timing of payments associated with operating liabilities.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 was $181.8 million compared to $242.1 million of net cash used in investing activities for the six months ended June 30, 2025. Significant investing activities are as follows:
•We made a net fleet investment of $126.0 million during the six months ended June 30, 2026, compared to $232.7 million in the prior year period primarily due to the timing of lease portfolio sales and fleet additions. Our investment in the lease fleet primarily includes new railcar additions, sustainable railcar conversions, railcar modifications, and other betterments, net of deferred profit, as well as secondary market purchases; and is net of proceeds from lease portfolio sales.
•In June 2026, we acquired a 32.0% interest in Touax Texmaco Railcar Leasing Private Limited, a railcar leasing company in India, for $37.6 million.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2026 was $38.6 million compared to $44.9 million of net cash provided by financing activities for the six months ended June 30, 2025. Significant financing activities are as follows:
•During the six months ended June 30, 2026, we had total borrowings of $549.1 million and total debt repayments of $503.4 million, for net proceeds of $45.7 million, to support our investment in the lease fleet and for general corporate purposes. During the six months ended June 30, 2025, we had total borrowings of $1,065.0 million and total debt repayments of $904.9 million, for net proceeds of $160.1 million, primarily from debt proceeds to support our investment in the lease fleet and for general corporate purposes.
•We paid $50.5 million and $50.4 million in dividends to our common stockholders during the six months ended June 30, 2026 and 2025, respectively.
•During the six months ended June 30, 2026, we repurchased common stock totaling $20.3 million, resulting in a remaining authorization to repurchase up to $137.0 million of our common stock under the share repurchase program as of June 30, 2026. Certain shares of stock repurchased during June 2026, totaling $0.5 million, were cash settled in July 2026 in accordance with normal settlement practices. During the six months ended June 30, 2025, we repurchased common stock totaling $39.0 million under the share repurchase program.
Current Debt Obligations
The revolving credit facility contains several financial covenants that require the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. In June 2026, we amended our revolving credit facility to, among other things, modify the leverage ratio calculation to give effect to certain cash balances, which may lower the applicable margin and commitment fee. A summary of our financial covenants is detailed below:

Ratio	Covenant	Actual at June 30, 2026
Maximum net leverage (1)	No greater than 3.75 to 1.00	0.73
Minimum interest coverage (2)	No less than 2.25 to 1.00	13.50
(1) Defined as the ratio of consolidated indebtedness, net of unrestricted cash in excess of $50.0 million up to a maximum of $300.0 million, to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2026.
(2) Defined as the ratio of the difference of (A) consolidated EBITDA less (B) consolidated capital expenditures – operating and administrative to consolidated interest expense to the extent paid in cash, in each case for the Borrower and its restricted subsidiaries for the period of four consecutive quarters ending with June 30, 2026.
As of June 30, 2026, we were in compliance with all such financial covenants. Please refer to Note 7 of the Consolidated Financial Statements for a description of our current debt obligations.
Capital Expenditures
For the full year 2026, we anticipate a net fleet investment of between $300 million and $400 million. Capital expenditures related to operating and administrative activities, including supporting automation, technology, and modernization of our facilities and processes, are projected to range between $55 million and $65 million for the full year 2026.

Off Balance Sheet Arrangements
As of June 30, 2026, we had outstanding letters of credit issued under our revolving credit facility in an aggregate amount of $7.6 million, which support performance bonds related to certain railcar orders. See Note 7 of the Consolidated Financial Statements for further information about our corporate revolving credit facility. Additionally, we had a letter of credit issued outside our revolving credit facility for $8.5 million to satisfy a liquidity reserve requirement associated with our TILC warehouse loan facility, which renews by its terms each year.
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

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities – continuing operations	$172.4	$141.9
Net gains on lease portfolio sales	30.2	13.7
Cash flow from operations with net gains on lease portfolio sales	$202.6	$155.6
Contractual Obligations and Commercial Commitments
Except as described below, as of June 30, 2026, there have been no material changes to our contractual obligations from December 31, 2025.
•In April 2026, TRL-2025 issued $480.8 million of its Series 2026-1 Notes. These notes have a stated final maturity date of 2056.
•In April 2026, we redeemed in full the Series 2019-1 Notes, of which $384.0 million was outstanding as of December 31, 2025.
•In April 2026, TILC entered into a Contribution Agreement with Napier Park, contributing its interests in TRIP Holdings and Triumph Rail to NP SPE in exchange for an 11.2% limited partnership interest in NP SPE. As of December 31, 2025, TRIP Holdings had outstanding debt of $270.6 million, which is no longer included in our Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2025 as set forth in Item 7A of our 2025 Annual Report on Form 10-K. Refer to Note 3 and Note 7 of the Consolidated Financial Statements for a discussion of the impact of hedging activity and debt-related activity, respectively, for the three and six months ended June 30, 2026.
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
Item 1A. Risk Factors
Except as described below, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
The regulatory environment relating to U.S. tariffs, customs administration, and trade policy has continued to evolve.
Since the filing of our Annual Report on Form 10-K, the regulatory environment relating to U.S. tariffs, customs administration, and trade policy has continued to evolve. We continue to monitor these developments, including governmental actions and interpretations relating to Section 232 of the Trade Expansion Act of 1962 tariffs and other trade measures. These developments may increase uncertainty regarding cross-border operations, customer demand, commercial arrangements, and supply chain planning.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2026:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2026 through April 30, 2026	152,297	$32.40	152,291	$145.4
May 1, 2026 through May 31, 2026	375,354	$34.06	109,028	$141.7
June 1, 2026 through June 30, 2026	140,511	$33.79	140,507	$137.0
Total	668,162		401,826
(1) These columns include the following transactions during the three months ended June 30, 2026: (i) the surrender to the Company of 266,294 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (ii) the purchase of 42 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust; and (iii) the purchase of 401,826 shares of common stock on the open market as part of our share repurchase program.
(2) In December 2022, our Board of Directors authorized a share repurchase program effective December 9, 2022 with no expiration. The share repurchase program authorizes the Company to repurchase up to $250.0 million of its common stock. The Company repurchased 401,826 shares under the share repurchase program during the three months ended June 30, 2026, at a cost of approximately $13.3 million, resulting in a remaining authorization to repurchase up to $137.0 million of its common stock under the share repurchase program as of June 30, 2026. Certain shares of stock repurchased during June 2026, totaling $0.5 million, were cash settled in July 2026 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under our share repurchase program is shown as of the end of such month or quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Kevin Poet, Executive Vice President, Operations and Support Services, entered into a stock trading plan on May 26, 2026. Mr. Poet’s plan provides for the sale of up to 17,000 shares of common stock between August 25, 2026, and November 20, 2026. Mr. Poet’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
Except as described above, during the three months ended June 30, 2026, none of our directors or executive officers informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of SEC Regulation S-K.

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

10.4
Third Amended and Restated Credit Agreement, dated as of June 12, 2026, by and among Trinity Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., Truist Bank, and Wells Fargo Bank, N.A., as co-syndication agents, and Regions Bank and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 16, 2026).

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
July 30, 2026